Form 10-K
period 1993-12-31
GATX CAPITAL CORP
filed 1994-03-29
CIK 357019

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549





                                Form 10-K

                 X    ANNUAL REPORT PURSUANT TO SECTION
                ---   13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

                                   OR

                ---   TRANSITION REPORT PURSUANT TO
                      SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

   For the Year Ended                  Commission File Number
    December 31, 1993                          I-8319

                        GATX CAPITAL CORPORATION


   Incorporated in the           IRS Employer Identification Number
    State of Delaware                        94-1661392

                           Four Embarcadero Center
                           San Francisco, CA  94111
                                (415) 955-3200



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   NO
    ---     ---

All Common Stock of Registrant is held by GATX Financial
Services, Inc. (a wholly-owned subsidiary of GATX Corporation).


As of March 18, 1994, Registrant has outstanding 1,031,250 shares of $1 par value Common Stock.


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL
INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING
THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                    DOCUMENTS INCORPORATED BY REFERENCE


Document                                     Part of Form 10-K

Registration Statement on Form S-1           Part IV Item 14(a)3
  filed with the Commission on
  December 23, 1981 (file No. 2-75467)

Amendment No. 1 to Form S-1 filed            Part IV Item 14(a)3
  with the Commission on
  February 23, 1982

Amendment No. 2 to Form S-1 filed            Part IV Item 14(a)3
  with the Commission on March 2, 1982

Form 10-K for the Year Ended                 Part IV Item 14(a)3
  December 31, 1982 filed with the
  Commission on March 28, 1983

Form 10-K for the Year Ended                 Part IV Item 14(a)3
  December 31, 1985 filed with the
  Commission on March 24, 1986

Form 10-K for the Year Ended                 Part IV Item 14(a)3
  December 31, 1989 filed with the
  Commission on March 30, 1990

Form 10-K for the Year Ended                 Part IV Item 14(a)3
  December 31, 1990 filed with the
  Commission on March 30, 1991

Form 10-K for the Year Ended                 Part IV Item 14(a)3
  December 31, 1992 filed with the
  Commission on March 31, 1993

                                  PART I

Item 1.  Business

The principal business of GATX Capital Corporation (the "Company") is to provide asset-based financing of transportation and industrial equipment through capital leases, secured equipment loans, and operating leases. The Company also provides related financial services which include the arrangement of lease transactions for investment by other lessors and the management of lease portfolios for third parties. GATX Capital Corporation is a wholly-owned subsidiary of GATX Corporation.

GATX Capital Corporation, a Delaware corporation, was founded in 1968 as GATX Leasing Corporation to own, sell and finance equipment independent of GATX Corporation's other specialized equipment activities. During 1968 and 1969, the Company emphasized the leasing of commercial aircraft. Since that time, however, it has developed a portfolio of earning assets diversified across a wide range of industries. At December 31, 1993, the Company had approximately 750 financing contracts with 509 customers, aggregating $1.3 billion of investments before reserves. Of this amount, 47% consisted of investments associated with commercial jet aircraft, 15% railroad equipment, 8% real estate, 8% golf courses, 7% warehouse and production equipment, 6% marine equipment and 9% other equipment.

Although GATX Capital's original business purpose was to invest in tax-oriented capital equipment financing leases, the equipment knowledge and financial expertise derived from these activities have enabled the Company to pursue other financial services objectives as well. In addition to pursuing financing leases, operating leases and equipment secured loans for its own account, GATX Capital also arranges such investment opportunities for others. The Company also develops and manages lease portfolios on behalf of other owners. In these underwriting and management activities, the Company seeks fee income and residual participation income.

Item 2.  Properties

The Company leases all of its office space and owns no materially important physical properties other than those related directly to its investment portfolio. The Company's principal offices are rented under a twelve year lease expiring in 2003.

Item 3.  Legal Proceedings

There are no legal proceedings pending to which the Company is a party, other than routine litigation in the normal course of business of the Company. The Company believes that the outcome of any lawsuit or claim which is pending or threatened will not have a material adverse effect on its financial condition or operations.


Item 4.  Submission of Matters to a Vote of Security Holders

Omitted under provisions of the reduced disclosure format.

                                  PART II


Item 5.  Market for the Registrant's Common Stock and Related
Stockholder Matters

Not applicable. All common stock of the Registrant is held by GATX Financial Services, Inc. (a wholly-owned subsidiary of GATX
Corporation). Information regarding dividends is shown on the consolidated statement of stockholder's equity included in Item 8.

Item 6.  Selected Financial Data
GATX CAPITAL CORPORATION AND SUBSIDIARIES

Five Year Balance Sheets and Statements of Income
(in thousands)
Consolidated Balance Sheets               1993       1992       1991
                                     ---------  ---------  ---------
Assets


Cash and cash equivalents          $   12,950  $  12,827  $  16,187
Investments:
  Direct financing leases             275,605    243,284    288,599
  Leveraged leases                    224,953    257,174    223,788
  Operating lease equipment -
      net of depreciation             254,651    245,302    239,743
  Secured loans                       226,073    245,971    261,669
  Investment in joint ventures        197,720    182,113    187,245
  Assets held for sale or lease        56,777    118,496    120,831
  Other investments                    24,298     53,922     41,549
  Investment in future residuals       14,071     16,510     18,582
  Less: Allowance for possible
   losses                             (88,193)  (101,323)   (71,864)
                                    ---------- ---------- ----------
          Total investments         1,185,955  1,261,444  1,310,142

Due from (to) GATX Corporation         42,638     35,654     17,469
Intangible assets                       4,027      4,192      4,508
Other assets                           11,028     16,347     21,563
                                   ---------------------------------
          Total Assets             $1,256,598 $1,330,469 $1,369,869
                                   =================================

Liabilities and Stockholder s Equity

Accrued interest and other
  payables                         $   58,126 $   47,718 $   48,406
Debt financing:
  Commercial paper and
   bankers  acceptances               104,164    144,758    207,868
  Notes payable                        17,771     53,333     35,118
  Obligations under capital
   leases                              22,442     31,364     34,866
  Senior term notes                   624,850    596,198    555,324
  Subordinated term notes                   -          -          -
                                     ---------  ---------  ---------
          Total debt financing        769,227    825,653    833,176

Nonrecourse obligations                68,058    100,822     98,997
Deferred income                        62,965     73,551     85,885
Deferred income taxes                  11,053      5,789     18,572

Stockholder s equity:
  Convertible preferred stock           1,027      1,027      1,027
  Common stock                          1,031      1,031      1,031
  Additional paid-in capital
  - convertible preferred stock       123,973    123,973    123,973
  - common stock                       27,929     27,929     27,929
Reinvested earnings                   133,570    123,771    130,968

Equity adjustment from
  foreign currency translation           (361)      (795)       (95)
                                   ---------------------------------
  Total Stockholder's equity          287,169    276,936    284,833
  Total Liabilities                ---------------------------------
          and Stockholder's Equity $1,256,598 $1,330,469 $1,369,869
                                   =================================

GATX CAPITAL CORPORATION AND SUBSIDIARIES

Five Year Balance Sheets and Statements of Income
(in thousands)
Consolidated Balance Sheets                          1990       1989
                                                ---------  ---------
Assets

Cash and cash equivalents                     $   23,039 $    3,753
Investments:
  Direct financing leases                        313,539    276,448
  Leveraged leases                               178,453    142,758
  Operating lease equipment -
      net of depreciation                         84,950     69,231
  Secured loans                                  331,073    317,998
  Investment in joint ventures                   127,490     53,079
  Assets held for sale or lease                   24,538      6,705
  Other investments                               43,253    108,128
  Investment in future residuals                  68,984     76,192
  Less: Allowance for possible
   losses                                        (59,148)   (47,031)
                                              ----------------------
          Total investments                    1,113,132  1,003,508

Due from (to) GATX Corporation                   (34,327)   (40,002)
Intangible assets                                  5,092      5,035
Other assets                                      18,710     13,917
                                              ----------------------
          Total Assets                        $1,125,646 $  986,211
                                              ======================
Liabilities and Stockholder s Equity

Accrued interest and other
  payables                                    $   47,021 $   35,787
Debt financing:
  Commercial paper and
   bankers  acceptances                          101,624    277,326
  Notes payable                                  148,601      4,871
  Obligations under capital
   leases                                         38,121     41,106
  Senior term notes                              406,632    302,225
  Subordinated term notes                              -     10,000
                                                ---------  ---------
          Total debt financing                   694,978    635,528

Nonrecourse obligations                           97,714     52,982
Deferred income                                   15,548          -
Deferred income taxes                              8,980     14,165

Stockholder s equity:
  Convertible preferred stock                      1,027      1,027
  Common stock                                     1,031      1,031
  Additional paid-in capital
  - convertible preferred stock                  123,973    123,973
  - common stock                                  18,509     18,509
Reinvested earnings                              116,726    103,063

Equity adjustment from
  foreign currency translation                       139        146
                                              ----------- ----------
  Total Stockholder's Equity                     261,405    247,749
                                              ----------- ----------
  Total Liabilities
    and Stockholder's Equity                  $1,125,646  $ 986,211
                                              =========== ==========

GATX CAPITAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income
Year ended December 31, (in thousands)   1993        1992       1991
                                     ---------  --------- ---------
Earned income:
         Leases                      $125,457   $115,631   $110,244
         Gain on disposition
          of equipment                 44,434     22,277     50,510
         Interest                      19,666     21,494     28,133
         Investment in joint ventures   8,383     12,445     15,457
         Fees                           8,680     13,964      7,839
         Other                          5,777      4,305      9,123
                                      ---------  --------  --------
                                      212,397    190,116    221,306
Expenses:
         Interest                      65,358     71,889     71,374
         Selling, general and
          administrative               37,458     38,466     41,785
         Provision for possible losses 29,000     81,000     38,000
         Operating leases              35,277     21,814     16,330
         Other                          2,418      3,449      2,783
                                      ---------  -------- ---------
                                      169,511    216,618    170,272
                                      ---------  -------- ---------
         Income (Loss) Before Income
           Taxes and Cumulative Effect
             of Accounting Changes     42,886    (26,502)    51,034
                                      ---------  ------------------
Income taxes:
         Current income tax expense    14,535      5,911     35,902
         Deferred income tax expense
          (benefit)                     6,826    (15,760)   (13,353)
                                      ---------  --------- ---------
                                       21,361     (9,849)    22,549
                                      ---------  --------- ---------
         Income (Loss) Before Cumulative
          Effect of Accounting
           Changes                     21,525    (16,653)    28,485
            Cumulative effect of
              accounting changes            -      9,456          -
                                     ----------  --------- ---------
         Net Income (Loss)           $ 21,525  $  (7,197)   $28,485
                                    ========== ========== =========

GATX CAPITAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income
Year ended December 31, (in thousands)             1990       1989
                                                --------- ---------
Earned income:
         Leases                                 $ 83,782    $ 68,075
         Gain on disposition of equipment         47,062      34,485
         Interest                                 30,622      38,024
         Investment in joint ventures              3,992       2,551
         Fees                                     13,270      16,268
         Other                                    10,526      10,036
                                                 --------- ---------
                                                 189,254     169,439
                                                 --------- ---------
Expenses:
         Interest                                 57,167      53,609
         Selling, general and administrative      39,459      34,770
         Provision for possible losses            27,100      20,750
         Operating leases                         10,895       8,912
         Other                                       337         318
                                                 --------- ---------
                                                 134,958     118,359
                                                 --------- ---------
         Income (Loss) Before Income
           Taxes and Cumulative Effect
            of Accounting Changes                 54,296      51,080
                                                 --------- ---------
Income taxes:
         Current income tax expense               24,048      15,174
         Deferred income tax expense (benefit)    (1,355)      7,762
                                                 --------- ---------
                                                  22,693      22,936
                                                 --------- ---------
Income (Loss) Before Cumulative
         Effect of Accounting Changes             31,603      28,144
Cumulative Effect of Accounting
         Changes                                        -          -
                                                 --------- ---------

         Net Income (Loss)                       $31,603    $ 28,144
                                                =========  =========

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Results of Operation - Comparison of 1993 to 1992
         GATX Capital Corporation reported net income of $21.5 million for 1993. The increase from the 1992 net loss of $7.2 million was primarily due to the reduction in the provision for losses, coupled with an increase in gains on disposition of equipment.
         Earned income increased between the years as a result of increases in lease income and gains on disposition, partially offset by decreases in fee income and income from joint ventures. Disposition gains, which do not fall evenly from year to year, were higher in 1993 due to a $16.6 million gain from an insurance settlement related to marine equipment and a greater number of lease terminations in 1993.
         Lease income reached an all-time high in 1993 as a result of the significant amount ($216.0 million) invested in new leases during the year. Partially offsetting this increase was a decline in fee income due to a reduced number of transactions in the international market. The slight decrease in interest income corresponds to the decrease in the average secured loan balance between the years.
         Income generated by the Company s investments in joint ventures was lower in 1993 due in part to a revision of residual estimates at one of the Company s technology finance joint ventures which resulted in no income recognition in 1993. Also, during 1992, a $2.7 million gain was recognized on the sale of a real estate investment.
         The decrease in total expenses is primarily due to the $52 million reduction in the loss provision. The large 1992 loss provision reflected the continued deterioration in older Boeing 747 aircraft, primarily freighters, and real estate areas of the Company s portfolio. Interest expense declined due to the decrease in the average outstanding debt balance between years and generally lower interest rates. These were offset by an increase in operating lease expense stemming from a full year of aircraft depreciation and the acquisition and subsequent sale leaseback of a significant rail operating lease portfolio.
         The federal tax rate increase of 1%, which was retroactive to January 1, 1993, resulted in an increase to tax expense of $2.1 million. Of this, $1.6 million was related to the cumulative effect of the rate increase on the deferred tax balance as of December 31, 1992.
         Total investments before the allowance for possible losses declined $88.6 million. Much of this decline resulted from real estate sales and various asset write-downs which are reflected in the reduction in assets held for sale or lease. Also, in the fourth quarter of 1993, the Company sold half of its investment in a cogeneration facility, the remainder of which is now accounted for using the equity method. The impact of this sale on the Company s balance sheet was primarily a reduction in other investments of $36.3 million and a reduction in nonrecourse debt of $37.8 million.
         During 1993, the Company entered into a lease transaction for the sale leaseback of a large portfolio of rail equipment. The net book value of the equipment is not shown on the balance sheet, although the cash investment and subsequent disposition proceeds appear on the cash flow statement. This transaction continues to produce revenue and has certain associated operating expenses.
         The provision for losses was $29.0 million in 1993 reflecting continued concern for certain aircraft type values. After charges to the allowance of $44.2 million and recoveries of $2.1 million, the allowance for possible losses stood at $88.2 million, or 6.92% of total investments at December 31, 1993.
         The outlook for both GATX Capital and the leasing industry in the near-term is one of cautious optimism. The leasing industry, in general, has weathered a rough four to five year transition period due to tax law changes, the weak economy, low interest rates, weakness in certain equipment sectors and company consolidations.
As the economy slowly recovers, which in turn should increase capital spending, we see many opportunities for GATX Capital s leasing activities. At the same time, we expect increased competition via new entrants to the leasing marketplace.
         In the commercial airline industry, there have been some signs of improvement in cost control. Losses for the worldwide industry, while still significant, are less than in the two previous years. Overcapacity in nearly all aircraft types is slowly being absorbed, however, near-term aircraft demand will remain weak. New aircraft production rates are being lowered and older aircraft are forecasted to be retired at higher than historical rates. This bodes well for aircraft leasing in the long-term.
         The prospects for the rail industry and GATX Rail in 1994 appear to be very good. The railroads seem to be preparing for significant traffic growth, based on accelerating economic activity and the continuing diversion of domestic highway traffic to railroad intermodal service. 1993 ended with very high utilization rates for GATX Rail s operating lease fleet and we expect this trend to continue in 1994.

         The outlook for Golf Capital continues to be guardedly positive. More equity capital is finding its way into the golf industry, which in turn will provide a more active secondary market for golf courses. This will have a positive effect relative to the courses already financed, but could also have a negative effect if it results in increased competition for our financing activities.
         Certain segments of the commercial real estate marketplace have shown signs of recovery as more capital is flowing into this industry, largely from REITs (Real Estate Investment Trusts). This has had a positive effect on us as evidenced by our increased liquidation activity in 1993. There has been so much volatility in the real estate marketplace, however, that drawing a trend conclusion is difficult.

Results of Operation - Comparison of 1992 to 1991
         GATX Capital Corporation reported a net loss of $7.2 million for 1992. The decrease from 1991 s net income of $28.5 million was principally due to an increased provision for losses and a decline in disposition gains.
         Earned income decreased between 1991 and 1992 primarily as a result of a $28.2 million decline in gains from disposition of equipment. Significantly fewer equipment and aircraft leases reached termination in 1992 compared with 1991, resulting in the expected decline in disposition income. The decrease in interest income between 1991 and 1992 was due in part to an increase in the number of real estate loans on which income ceased to be recognized and in part to the early repayment of an aircraft loan in late
1991.
         The increase in lease income between years was primarily a result of the increase in the lease portfolio during the year. Fee income was higher than 1991 due to the development of new equity sources in the international market.
         The Company s investments in joint ventures yielded $3.0 million less total income in 1992 than in 1991. The Company s share of income from GATX-Airlog, a joint venture to convert Boeing 747 passenger and combi aircraft into freighters, was down $4.3 million due to the softening of the aircraft freighter market. The
Company s investment in GATX/CL Air Leasing Cooperative Association (GATX/CL Air), a commercial aircraft operating lease joint venture, generated $1.3 million less joint venture income due to lower operating lease rates and the effect of a change in depreciation policy discussed below. These decreases were partially offset by $2.7 million of joint venture income in 1992 from the sale of a real estate investment.
         The decrease in other income was partially due to lower income from the Company s investment in a cogeneration facility and partially due to a reduction in income generated from the accretion of future residuals as certain assets came to normal lease termination.
         Effective July 1, 1992, the Company and its aircraft leasing joint ventures changed their estimates of the useful lives and salvage values of aircraft in their operating lease fleet. The useful lives and salvage values of such aircraft previously varied depending on a number of factors but are now standardized. The aircraft are being depreciated on a straight-line basis over their useful lives, which range from 25-40 years. Depreciation expense related to aircraft in the operating lease fleet is recorded in operating lease expense. The change in estimate had the impact of decreasing joint venture income and increasing operating lease expense for 1992 by $0.6 million and $1.7 million, respectively.
         Total expenses were higher in 1992 compared to 1991 principally as a result of the $43.0 million increase in the provision for possible losses. The increase in the provision was due to a $60.0 million additional provision reflecting continuing deterioration in older Boeing 747 aircraft, primarily freighters, and real estate. After charges to the allowance of $52.2 million and recoveries of $0.7 million during 1992, the allowance for possible losses had a balance of $101.3 million, or 7.4% of total gross investments at December 31, 1992. Interest expense was virtually unchanged between years as higher average outstanding debt balances were offset by lower interest rates. Selling, general and administrative expenses were down from the prior year due primarily to a decrease in the average number of employees, lower outside service expenses, and reduced insurance costs. The increase in operating lease expense is directly related to the increase in the average operating lease portfolio between 1991 and 1992.

Liquidity and Capital Resources
         The Company derives cash from operations and the proceeds from its investment portfolio. This cash, supplemented as required by short-term and long-term borrowing, is invested in activities to expand the business. Disposition proceeds are a major component of the annual cash in-flow and can vary significantly between years. Historically, the largest components of proceeds from disposition of equipment have been generated from aircraft and rail equipment disposed at the end of a lease.
         Occasionally, significant amounts of cash will be generated from unusual or nonrecurring transactions. Proceeds from disposition of other assets in 1993 included $90.6 million from a single transaction whereby the Company purchased an operating lease portfolio and subsequently sold it and is leasing it back from the purchaser. Also, several real estate investments were liquidated in 1993 for total sales proceeds of $32.0 million and a loan repayment of $7.4 million. During 1992, cash distributed from the Company s investments in joint ventures included $17.4 million of proceeds from the sale of a real estate investment. During 1991, the Company received a prepayment of rent on an operating lease transaction of $80.0 million in cash.
         The Company s backlog was $224.2 million as of December 31, 1993. Of this amount, $151.0 million is scheduled for 1994 and the remainder for 1995 and beyond.
         The Company expects to fund a portion of future growth through issuance of medium term notes, commercial paper, and bankers acceptances. The commercial paper and bankers acceptances are backed by credit agreements from a syndicate of domestic and international commercial banks. The Company had unused capacity under these agreements of $185.3 million at December 31, 1993. In addition, the Company has a $300.0 million shelf registration for Series C medium term notes, under which none have been issued.
         Historically, dividends have been paid on the Company s common stock at the rate of 50% of net income. During 1992, however, dividends were not declared due to the net loss generated by the Company. The 50% rate was resumed in 1993 for earnings before the effect of the federal tax rate increase and is expected to continue in the future.
         Total debt financing decreased $56.4 million during 1993, while stockholder s equity increased $10.2 million. As a result, the Company s debt to equity ratio declined from 2.98:1 in 1992 to 2.68:1 in 1993. The leverage ratio as defined in the Company s credit agreements remains well within the 4:1 limit. The Company ensures a stable margin over its cost of funds by managing the relationship of its fixed and floating rate lease and loan financing to its fixed and floating rate borrowing. At December 31, 1993, the Company had $51.1 million more floating rate assets than floating rate debt.
         The following table provides additional information with respect to the Company s liquidity and financial position:

As of and for the year
ended December 31,                    1993    1992     1991
                                    ------   ------   ------
Interest coverage ratio              1.86x   1.17x    1.74x
Allowance for losses as a
 percentage of total investments     6.92%   7.43%    5.20%
Charges to allowance for losses
 as a percentage of total
 investments                         3.47%   3.83%    1.96%
Ratio of floating rate exposure
 to total capitalization                 -       -    0.82%
Ratio of total debt financing
 to stockholder s equity             2.68x   2.98x    2.93x

Item 8.  Financial Statements and Supplementary Data

GATX CAPITAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 31, (in thousands)                 1993         1992
                                             ---------    ---------
Assets

         Cash and cash equivalents           $ 12,950      $12,827
         Investments:
         Direct financing leases              275,605      243,284
         Leveraged leases                     224,953      257,174
         Operating lease equipment
         - net of depreciation                254,651      245,302
         Secured loans                        226,073      245,971
         Investment in joint ventures         197,720      182,113
         Assets held for sale or lease         56,777      118,496
         Other investments                     24,298       53,922
         Investment in future residuals        14,071       16,510
                Less: Allowance for
                 possible losses              (88,193)    (101,323)
                                              ---------------------
                   Total investments        1,185,955    1,261,449

         Due from GATX Corporation             42,638       35,654
         Intangible assets                      4,027        4,192
         Other assets                          11,028       16,347
                                             ----------------------
                          Total Assets     $1,256,598   $1,330,469
                                            ======================
Liabilities and Stockholder s Equity

         Accrued interest and other
          payables                         $   58,126   $   47,718
         Debt financing:
                Commercial paper and
                 bankers  acceptances         104,164      144,758
                Notes payable                  17,771       53,333
                Obligations under capital
                 leases                        22,442       31,364
                Senior term notes             624,850      596,198
                                             ---------  ---------
                  Total debt financing        769,227      825,653

         Nonrecourse obligations               68,058      100,822
         Deferred income                       62,965       73,551
         Deferred income taxes                 11,053        5,789

         Stockholder's equity:
         Convertible preferred stock,
          par value $1.00                       1,027        1,027
                Authorized - 4,000,000 shares
                Issued and outstanding - 1,027,050
                 shares in both years
         Common stock, par value $1.00          1,031        1,031
                Authorized - 2,000,000 shares
                Issued and outstanding - 1,031,250
                 shares in both years
         Additional paid-in capital
                - convertible preferred stock 123,973      123,973
                - common stock                 27,929       27,929
         Reinvested earnings                  133,570      123,771
         Equity adjustment from foreign
           currency translation                  (361)        (795)
                                            ----------------------
         Total stockholder s equity           287,169      276,936
                                            ----------------------
         Total Liabilities and
                Stockholder's Equity       $1,256,598   $1,330,469
                                            ======================

The accompanying notes are an integral part of these consolidated financial statements.

GATX CAPITAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Income
Year ended December 31, (in thousands)       1993     1992      1991
                                           ------------------ ---------
Earned income:
         Leases                          $125,457 $115,631  $110,244
         Gain on disposition of equipment  44,434   22,277    50,510
         Interest                          19,666   21,494    28,133
         Investment in joint ventures       8,383   12,445    15,457
         Fees                               8,680   13,964     7,839
         Other                              5,777    4,305     9,123
                                          ------------------ ---------
                                          212,397  190,116   221,306
                                          ------------------ ---------
Expenses:
         Interest                          65,358   71,889    71,374
         Selling, general and
          administrative                   37,458   38,466    41,785
         Provision for possible losses     29,000   81,000    38,000
         Operating leases                  35,277   21,814    16,330
         Other                              2,418    3,449     2,783
                                         ------------------ ---------
                                          169,511  216,618   170,272
                                         ------------------ ---------

         Income (Loss) Before Income
         Taxes and Cumulative Effect
          of Accounting Changes            42,886  (26,502)   51,034

Income taxes:
         Current income tax expense        14,535    5,911    35,902
         Deferred income tax expense
          (benefit)                         6,826  (15,760)  (13,353)
                                          ----------------- ---------
                                           21,361   (9,849)   22,549
                                          ----------------- ---------
         Income (Loss) Before Cumulative
         Effect of Accounting Changes      21,525  (16,653)   28,485
                cumulative effect of
                accounting changes              -    9,456         -
                                          ------------------ ---------
                Net Income (Loss)        $ 21,525 $ (7,197)  $28,485
                                          ================== =========
The accompanying notes are an integral part of these consolidated financial statements.

GATX CAPITAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholder's Equity

                                                                         Additional
                                          Convertible         Common        Paid-In
                                            Preferred          Stock        Capital
                                          -----------    -----------    -----------
Balance at Jan. 1, 1991                       $1,027        $1,031       $142,482
         Net income                                -             -              -
         Dividends paid to stockholder             -             -              -
         Contributed capital                       -             -          9,420
         Equity adjustment                         -             -              -
                                           ----------    -----------    -----------
Balance at Dec. 31, 1991                       1,027         1,031        151,902
         Net loss                                  -             -              -
         Dividends paid to stockholder             -             -              -
         Equity adjustment                         -             -              -
                                          -----------    -----------    -----------
Balance at Dec. 31. 1992                       1,027         1,031        151,902
         Net income                                -             -              -
         Dividends paid to stockholder             -             -              -
         Equity adjustment                         -             -              -
                                          -----------    -----------    -----------
Balance at Dec. 31, 1993                      $1,027        $1,031       $151,902
                                          ===========    ===========    ===========

Consolidated Statements of Stockholder's Equity

                                                                       Equity Adjustment
                                                                       From Foreign
                                                          Reinvested   Currency
                                                            Earnings   Translation
                                                        ------------   -----------------
Balance at Jan. 1, 1991                                  $116,726                 $139
         Net income                                        28,485                    -
         Dividends paid to stockholder                    (14,243)                   -
         Contributed capital                                    -                    -
         Equity adjustment                                      -                 (234)
                                                        ------------         ---------
Balance at Dec. 31, 1991                                  130,968                  (95)
         Net loss                                          (7,197)                   -
         Dividends paid to stockholder                          -                    -
         Equity adjustment                                      -                 (700)
                                                        ------------         ---------
Balance at Dec. 31, 1992                                  123,771                 (795)
         Net income                                        21,525                    -
         Dividends paid to stockholder                    (11,726)                   -
         Equity adjustment                                      -                  434
                                                        ------------         ---------
Balance at Dec. 31, 1993                                 $133,570                $(361)
                                                        ============         =========
The accompanying notes are an integral part of these consolidated financial statements.

GATX CAPITAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Year ended December 31, (in thousands)     1993        1992      1991
                                        ---------   --------  --------
Cash Flows from Operating Activities
         Net income (loss)               $21,525   $ (7,197)   $28,485
         Adjustments to reconcile
          net income (loss)to net cash
          from operating activities:
           Provision for possible losses  29,000     81,000     38,000
           Depreciation expense           29,052     17,927     13,277
         Cumulative effect of accounting
                           changes             -     (9,456)         -
           Provision for deferred income
               taxes (benefits)            6,826    (15,760)   (13,353)
         Gain on disposition of
         equipment                       (44,434)   (22,277)   (50,510)
         Joint venture income             (8,383)   (12,445)   (15,457)
         Changes in assets and liabilities:
           Accrued interest and
           other payables                  6,254        253      5,061
           Due from GATX Corporation      (6,984)    (4,673)   (17,845)
           Deferred income                 1,474       (273)    46,337
         Other - net                      (6,994)     2,120       (624)
                                        ---------  ---------   ---------
         Net cash flows from operating
           activities                     27,336     29,219      33,371
                                        ---------  ---------   ---------
Cash Flows from Investing Activities
         Investments in leased equipment,
          net of nonrecourse borrowings
          for leveraged leases          (215,974)   (68,091)   (215,559)
         Loans extended to borrowers     (39,390)   (40,184)    (79,506)
         Other investments               (46,199)   (68,510)    (70,128)
                                        ---------  ---------   ---------
           Total investments            (301,563)  (176,785)   (365,193)
                                        ---------  ---------   ---------
         Loan principal received          53,903     39,029      45,217
         Lease rents received, net
          of earned income and leveraged
          lease nonrecourse debt service  33,893      6,932      46,944
         Proceeds from disposition of
          equipment                      101,429     52,502      87,305
         Proceeds from disposition of
          real estate                     31,963      3,454       2,680
         Joint venture investment
          recovery                        24,603     52,606      22,566
                                        --------  ----------   ---------
           Recovery of investments       245,791    154,523     204,712
                                        --------  ----------   ---------
         Proceeds from disposition of
          other assets                    90,604          -           -
                                        --------  ----------   ---------
         Net cash flows provided by
         (used in) investing activities   34,832    (22,262)   (160,481)
                                        --------  ----------   ---------

Cash Flows from Financing Activities
         Net decrease in short-term
          borrowings                     (76,156)   (44,895)     (7,239)
         Proceeds from issuance of
          long-term debt                 120,000    100,000     160,600
         Proceeds from nonrecourse
          borrowings                       7,246          -           -
         Repayment of long-term debt     (91,347)   (59,127)    (11,908)
         Repayment of capital lease
          obligations                     (3,860)    (3,502)     (3,255)
         Repayment of nonrecourse
          obligations                     (6,202)    (2,793)     (3,697)
         Dividends paid to stockholder   (11,726)         -     (14,243)
                                        ---------  ---------   ---------
          Net cash flows (used in)
          provided by financing
          activities                     (62,045)   (10,317)    120,258
                                        ---------  ---------   ---------
         Net increase (decrease) in cash
          and cash equivalents               123     (3,360)     (6,852)
         Cash and cash equivalents at the
          beginning of the year           12,827     16,187      23,039
                                        ---------  ---------   ---------
Cash and Cash Equivalents
         at December 31                  $12,950    $12,827     $16,187
                                        =========  =========   =========

Supplemental Disclosure of Cash Flow Information

         Income taxes paid               $25,707    $10,403     $54,137
         Interest paid                   $65,861    $72,653     $75,548

The accompanying notes are an integral part of these consolidated financial statements.

GATX CAPITAL CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note A: Significant Accounting Policies

Business
         The principal business of GATX Capital Corporation and subsidiaries ("the Company") is to provide or arrange lease and loan financing of equipment for commercial users. The Company also provides loans to golf management companies which are collateralized by the associated golf courses. GATX Capital Corporation is a wholly-owned subsidiary of GATX Corporation. At December 31, 1993, the Company had approximately 750 financing contracts with 509 customers, aggregating $1.3 billion of in-vestments before reserves. Of this amount, 47% consisted of investments associated with commercial jet aircraft, 15% railroad equipment, 8% real estate, 8% golf courses, 7% warehouse and production equipment, 6% marine equipment and 9% other equipment.

Principles of Consolidation
         The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of significant intercompany accounts and transactions. Investments in minority-owned or non-controlled affiliated companies are accounted for using the equity method.

Cash and Cash Equivalents
         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equiv-alents. The carrying amounts reported in the balance sheet for cash and cash equivalents approximate the fair value of those assets.

Intangible Assets
         Intangible assets consist of goodwill related to the cost of the parent s investment in the Company in excess of underlying net assets at the date of acquisition and the cost of acquired companies in excess of the values assigned to their net assets. The balance is amortized on a straight-line basis by annual charges to income over periods ranging from 22 to 25 years.

Deferred Income
         Deferred income primarily represents payments received from customers for which the earnings process has not been completed. Included in the balance at December 31, 1993 is $8.0 million of advance rental payments which will be amortized to lease income through the fourth quarter of 1994 and $48.0 million which will either be recorded as disposition proceeds or returned to the customer in 1994 upon exercise of their option to purchase or return equipment currently on lease.

Reclassification
         Certain amounts in the financial statements presented have been reclassified to conform prior years data to the current presentation.

Note B: Investments

Direct Financing Leases
         The Company s investment in direct financing leases includes lease contracts receivable plus the estimated residual value of the equipment at the lease termination date, less unearned income.
Lease contracts receivable includes the total rent to be received over the life of the lease reduced by rent already collected.
Initial unearned income is the amount by which the lease contract receivable plus the estimated residual exceeds the initial investment in the leased equipment at lease inception. The remaining unearned income is amortized to lease income over the lease term in a manner which produces a constant rate of return on the net investment in the lease. Initial direct costs for originated leases are capitalized and amortized to affect an adjustment of yield over the term of the lease.
         The components of the Company s investment in direct financing leases are as follows (in thousands):

As of December 31,                                    1993         1992
                                                 ---------    ---------
Lease contracts receivable                       $340,885      $316,665
Estimated residual value                           90,373        80,204
Less: Unearned and deferred income               (155,653)     (153,585)
                                                 ---------    ---------
      Investment in direct financing
       leases                                    $275,605      $243,284
                                                 =========    =========

Leveraged Leases
         Financing leases which are financed principally with nonrecourse borrowings at lease inception, and which meet certain other criteria, are accounted for as leveraged leases. Leveraged lease contracts receivable are stated net of the related nonrecourse debt service, which includes unpaid principal and aggregate remaining interest on such debt. Unearned income represents the excess of anticipated cash flows (including estimated residual values and after taking into account the related debt service) over the Company s investment in the lease. Initial direct costs associated with the origination of leveraged leases are charged to unearned income at lease inception.
         The components of the Company s net investment in leveraged leases are as follows (in thousands):

As of December 31,                              1993         1994
                                           ---------    ---------
Lease contracts receivable                  $569,669     $693,851
Nonrecourse debt service                    (333,447)    (412,335)
                                           ---------    ---------
      Net lease contracts receivable         236,222      281,516
Estimated net residual value                 143,309      167,662
Less: Unearned income                       (154,578)    (192,004)
                                           ---------    ---------
         Investment in leveraged leases      224,953      257,174
Deferred taxes arising from
  leveraged leases                           (72,578)     (80,498)
                                           ---------    ---------
         Net investment in leveraged leases $152,375     $176,676
                                           =========    =========

Operating Leases
         Leases that do not qualify as direct financing or leveraged leases are accounted for as operating leases. Equipment subject to operating leases are stated at cost less accumulated depreciation plus accrued rent and are generally depreciated to their estimated residual values using the straight-line method. Aircraft are depreciated over their useful lives, ranging from 25-40 years, while other equipment is generally depreciated over the term of the lease. Depreciation expense of $26.0 million, $16.4 million, and $11.6 million is included in operating lease expense for 1993, 1992 and 1991, respectively.
         Effective July 1, 1992, the Company and its aircraft leasing joint ventures changed their estimates of the useful lives and salvage values of aircraft in their operating lease fleet. The change in estimate had the impact of decreasing joint venture income and increasing operating lease expense for 1992 by $0.6 million and $1.7 million, respectively.

         Major classes of equipment on operating leases are as follows (in thousands):
As of December 31,                         1993        1992
                                      ---------   ---------
Aircraft                               $189,849    $192,784
Railroad equipment                       62,181      61,300
Other                                   22,859       11,610
                                      ---------   ---------
         Total cost                     274,889     265,694
Accumulated depreciation                (32,307)    (23,037)
                                      ---------   ---------
         Net book value                 242,582     242,657
Accrued rent and other                   12,069       2,645
Net investment in operating           ---------   ---------
lease equipment                        $254,651    $245,302
                                      =========   =========

Earned Income from Leases
         The sources of earned income from leases were as follows (in thousands):
Year ended December 31,             1993        1992       1991
                               ---------   ---------  ---------
Direct financing leases        $  32,510   $  36,529  $  39,090
Leveraged leases                  25,606      25,555     21,625
Operating leases                  67,341      53,547     49,529
                               ---------   ---------  ---------
                                $125,457    $115,631   $110,244
                               =========   =========  =========

Secured Loans
         Investments in secured loans are stated at the principal amount outstanding plus accrued interest. The loans are collateralized by equipment, golf courses or real estate. At December 31, 1993, $15.5 million of the Company s $226.1 million loan portfolio were on nonaccrual status. The Company does not believe an estimate of the fair value of these loans on nonaccrual can be made at this time without incurring excessive cost inasmuch as active markets for these loans do not currently exist. The Company s estimate of potential impairment due to collectibility concerns related to these loans is included in the allowance for possible losses. The fair value of the remaining loan portfolio ($210.6 million at December 31, 1993 and $214.6 million at December 31, 1992) is estimated to be $212.8 million and $220.7 million at December 31, 1993 and 1992, respectively. For variable-rate loans totaling
$108.1 million at December 31, 1993 and $104.9 million at December
31, 1992, fair values are based on carrying amounts. The fair values of the fixed rate loans ($102.5 million at December 31, 1993 and $109.7 million at December 31, 1992) are estimated using discounted cash flow analyses, using interest rates currently offered for loans with similar terms to borrowers of similar credit quality.

Financing Lease and Operating Lease Receivables and Loan Balance

         As of December 31, 1993, financing lease receivables (net of nonrecourse debt service related to leveraged leases), minimum future rentals under operating leases and secured loan principal by year due are as follows (in thousands):

                                        Lease Receivables
Year due                        Financing      Operating Loan Principal
                                --------- -------------- --------------
1994                            $  83,714 $    62,942    $  55,992
1995                               87,109      37,232       30,597
1996                               77,096      24,903       35,640
1997                               52,376      21,586       27,630
1998                               43,064      20,277       53,271
After 1998                        233,749      45,545       22,943
                                ---------    ---------    ---------
         Total                   $577,108    $212,485     $226,073
                                =========    =========    =========

Investment in Joint Ventures
         Investments in joint ventures include aircraft, real estate, cogeneration, and equipment leasing ventures which are accounted for using the equity method. The extent of the Company s effective ownership interest and/or level of management control dictates the use of the equity method. Under such method, original investments are recorded at cost and adjusted by the Company s share of undistributed earnings or losses of these ventures and reduced by cash distributions. Interest capitalized on investments in joint ventures was $0.3 million, $0.7 million and $1.8 million in 1993, 1992 and 1991, respectively. Cash recovered from joint venture investments was $24.6 million, $52.6 million and $22.6 million in 1993, 1992 and 1991, respectively.
         The Company makes certain adjustments to net income as reported by some of the joint ventures prior to the Company s calculation of its share of that net income in order to provide consistency with the Company s accounting policies. Due to the significance of the adjustments made to two of the joint ventures, the combined and condensed operating and balance sheet data have been restated to reflect these adjustments. Pre-tax income has been increased by $22.6 million in 1992 to adjust for equipment write-downs recorded as a loss by one joint venture; the Company charged its share of the write-downs to the allowance for possible losses. Pre-tax income also has been increased by $20.8 million, $15.1 million and $12.7 million in 1993, 1992 and 1991, respectively, to reverse interest expense recognized on loans to a joint venture from its partners; the Company records these loans as equity contributions.
The partner loan balances of $482.3 million, $393.6 million and $251.3 million at December 31, 1993, 1992 and 1991, respectively, have been reclassified from long-term liabilities to partners equity.
         Unaudited combined and condensed operating and balance sheet data as adjusted are as follows (in thousands):

Year ended/As of December 31,             1993        1992       1991
                                     ---------   ---------  ---------
Revenues                           $  224,179 $    278,818  $ 246,423
Pre-tax income                         17,241       28,951     26,102
Total assets                        1,161,123    1,055,627  1,076,629
Long-term liabilities                 382,207      358,724    444,387
Total liabilities                     481,846      452,410    584,272
Equity                                679,277      603,217    492,357

Assets Held for Sale or Lease
         Assets held for sale or lease consist of equipment which has been repossessed or returned by the lessee after normal lease termination, and real estate upon which the Company foreclosed when the debtors owning the property were unable to discharge their obligations or which has been recorded as an in-substance foreclosure. Upon foreclosure, properties are recorded at the lower of their then carrying amount or fair market value. Generally, depreciation is only recorded on aircraft available for sale or lease which is held for more than six months.
         The major classes of assets held for sale or lease are as follows (in thousands):

As of December 31,                       1993        1992
                                    ---------   ---------
Real estate                           $28,409   $  63,317
Aircraft                               31,562      40,380
Mining equipment                            -      12,968
Other                                   3,605       3,678
                                    ---------   ---------
         Total costs                   63,576     120,343
Accumulated depreciation               (6,799)     (1,847)
                                    ---------   ---------
         Net assets held for sale
          or lease                    $56,777    $118,496
                                    =========   =========

Other Investments
         Other investments, as of December 31, 1993, primarily consist of the Company s investment in a residential and commercial real estate development, payments toward the acquisition of leased assets and progress payments for assets under construction.
         In 1993, a wholly-owned subsidiary of the Company became the majority owner of a residential and commercial real estate development which was formerly accounted for using the equity method and is now fully consolidated. Also during 1993, the Company sold half of its interest in a cogeneration facility, the remainder of which is now accounted for using the equity method. Prior to the sale, there was depreciation expense on the facility of $1.5 million, $1.8 million, and $1.8 million in 1993, 1992 and 1991, respectively, included in other expense. The other investment balance at December 31, 1992 is net of $3.8 million of accumulated depreciation. The facility was financed by nonrecourse debt (see
Note D) having a balance of $37.8 million at December 31, 1992.
         The components of other investments are as follows (in thousands):

As of December 31,                       1993        1992
                                       ------------------
Real estate development               $18,990   $       -
Progress payments and other             5,308      17,745
Cogeneration facility                       -      36,177
                                       ------------------
                                      $24,298   $  53,922
                                       ==================

Investment in Future Residuals
         The Company has purchased interests in the residual values of leased equipment. Residuals purchased prior to July 1, 1985 are accreted to their estimated future value. For lease residuals purchased after June 30, 1985, the Company does not accrete the carrying value over time; the difference between initial cost and future value is recognized upon disposition.
         Under certain lease underwriting compensation formulas, the Company earns a fee based on the future residual owned by the equity investor for whom the lease was arranged. With respect to transactions concluded prior to June 18, 1986, fees may be recognized as income at lease inception at the net present value of estimated future cash flows from residual realization. Such stated amounts are accreted in a manner designed to produce a constant rate of return on such net present value. This accretion is also included in fee income. Recognition of all fees from transactions concluded after June 17, 1986 occur upon realization.
         The components of the Company s recorded investment in future residuals are as follows (in thousands):

As of December 31,                       1993        1992
                                       ------------------
Purchased residuals                   $ 6,517    $  8,468
Lease underwriting deferred fees        7,554       8,042
                                       ------------------
  Investment in future residuals      $14,071     $16,510
                                       ==================

Note C: Allowance for Possible Losses
         The Company maintains an allowance for possible losses through periodic provisions. The purpose of the allowance is to provide for potential credit and collateral losses and permanent declines in investment values. It is the Company s policy to charge off amounts which, in the opinion of management, are not recoverable from obligors or the disposition of collateral.
         Activity within the allowance for possible losses account was as follows (in thousands):

Year ended December 31,                  1993        1992     1991
                                       ------------------ ---------
Balance at beginning of year         $101,323    $ 71,864 $ 59,148
Provision for possible losses          29,000      81,000   38,000
Charges to allowance for
possible losses
         (net of recoveries of $2,050
          in 1993, $681 in 1992
           and $1,773 in 1991)        (42,130)    (51,541) (25,284)
                                       ------------------ ---------
         Balance at end of year       $88,193    $101,323 $ 71,864
                                    =========   ========= =========

         The increase in the 1992 provision reflected continued deterioration in older Boeing 747 aircraft, primarily freighters, and real estate areas of the Company s portfolio.

Note D: Debt and Capital Lease Financing
         At December 31, 1993, the Company had commitments under its credit agreements with a group of banks for revolving credit loans aggregating up to $290 million. The credit agreements contain various covenants which include, among other factors, minimum net worth, restrictions on dividends and requirements to maintain certain financial ratios. At December 31, 1993, such covenants limited the Company s ability to transfer net assets to its parent to no more than $82.9 million. The revolving commitments are available for borrowing, repaying and reborrowing at any time and contain various pricing options. The Company pays a facility fee on one facility and a commitment fee on the unused commitments of the other two facilities, but is not obligated to maintain compensating balances. At December 31, 1993, $185.3 million of the commitments in excess of amounts backing commercial paper and bankers acceptances were available and unused.
         The Company obtains short-term financing by issuance of commercial paper and bankers acceptances through its dealers in the United States and Canada, and from notes payable to banks. At December 31, 1993, the majority of such borrowings were backed by or under the principal credit agreements. Activity related to these short-term financings was as follows (in thousands):

Year ended December 31,                    1993        1992
                                      ---------   ---------
Maximum amount outstanding             $239,493    $242,942
Minimum amount outstanding              104,949     174,240
Average amount outstanding              174,382     202,069
Weighted average interest
 rate during the period                   4.13%       4.93%
Weighted average interest
 rate at end of period                    3.86%       4.16%

         The carrying amounts reported in the balance sheet for commercial paper and bankers acceptances and variable notes payable approximate the fair value of those liabilities.

         Senior term notes include the following (in thousands):
Year ended December 31,                    1993        1992
                                      ---------   ---------
Variable rate:
  Medium Term Notes due 1994-1995     $  30,000   $  44,150
  Senior Bank Note due 1995              10,000      35,000
                                      ---------   ---------
    Subtotal - variable rate             40,000      79,150

Fixed rate:
  5.45% - 10.30% Medium Term
   Notes due 1994-2003                  474,850     399,350
  9-3/8% Senior Notes due 1997           50,000      50,000
  10% Senior Notes due 1996              50,000      50,000
  Other Senior Note 9-3/8% due 1994      10,000      17,698
                                      ---------   ---------
    Subtotal - fixed rate               584,850     517,048
                                      ---------   ---------
                                       $624,850    $596,198
                                      =========   =========

         The variable rate debt, including fixed rate debt subject to variable rate swaps, at December 31, 1993 and 1992 approximates its fair value. At December 31, 1993, the fair value of the fixed rate senior term notes less the $180.0 million which were swapped for variable rates ($404.9 million) is $458.7 million. At December 31, 1992, the fair value of fixed rate senior term notes was $551.9 million. Fair value was estimated by aggregating the notes and performing discounted cash flow analyses using a weighted average note term and the current market rate for similar types of borrowing arrangements.

         Nonrecourse obligations include the following:

Year ended December 31,                    1993        1992
                                      ---------   ---------
Variable rate:
         Notes due 2002                 $42,009   $  44,408
         Notes due 1996                   8,425      10,678
         Notes due 2000                   3,785           -
         Other                            6,263           -
                                      ---------   ---------
         Subtotal-variable rate          60,482      55,086

Fixed rate:
         8.32% Note due 2013                  -      37,827
         9% Note due 1994                     -         515
         9.25% Note due 1996              7,309       7,394
         Other                              267           -
                                      ---------   ---------
         Subtotal-fixed rate              7,576      45,736
                                      ---------   ---------
                                        $68,058    $100,822
                                      =========   =========

         Nonrecourse obligations consist primarily of debt collateralized by aircraft, and their related lease contracts, and real estate projects. The nonrecourse obligation associated with one aircraft will become recourse to the Company to the extent of the then remaining debt balance in 2002 when a balloon payment of $7.3 million is due.
         The carrying amount of the variable rate debt at December 31, 1993 and 1992 approximates its fair value. The fair value of the fixed rate notes at December 31, 1993 and 1992 is $8.4 million and $44.4 million, respectively. Fair value was estimated by aggregating the notes and performing a discounted cash flow analysis using a weighted average note term and the current market rate for similar types of borrowing arrangements.
         Obligations under capital leases consist of equipment subject to capital lease financing which has been subleased. Such subleases are classified as direct financing leases having a carrying value of $23.6 million and $32.1 million at December 31, 1993 and 1992, respectively. Minimum future lease payments receivable under the subleases aggregate $29.8 million receivable over a period ending in 2003. The obligations under capital leases and the related subleases have the same term and call for fixed rental payments.
The Company has purchase or renewal options under the leases which allow it to accommodate similar options exercisable by sublessees.
         Maturities of debt financings, obligations under capital leases and nonrecourse obligations for each of the years 1994 through 1998 and in total thereafter are presented in the following table (in thousands). This table assumes that the commercial paper, notes payable and bankers acceptances are retired by the unused revolving commitments.

          Converted                Obligations       Total
Year      Revolving         Senior Under Capital      Debt     Nonrecourse
Due    Credit Loans     Term Notes Leases        Financing     Obligations
- -------------------------------------------------------------------------
1994    $         0   $    66,250   $   3,011   $  69,261     $  7,597
1995              0       104,000       3,629     107,629        6,710
1996        121,935       105,000       3,627     230,562       12,103
1997              0        85,000       2,067      87,067        4,049
1998              0        75,000       1,377      76,377        5,342
After 1998        0       189,600       8,731     198,331       32,257
          ---------      ---------   ---------  ---------    ---------
 Total     $121,935      $624,850     $22,442    $769,227      $68,058
          =========      =========   =========  =========    =========

         The Company uses interest rate swaps in addition to commercial paper and floating rate medium term notes to fund its floating rate lease and loan investments. The Company pays interest on the notional principal amounts of the swaps based on a widely used floating rate index (6 month Libor). No actual lending or borrowing is involved. The total notional principal of all swaps as of December 31, 1993 was $180.0 million with termination dates ranging from 1995 to 2003. The fair value of the swaps at December 31, 1993 approximate their notional principal amounts.

Note E: Capital Stock
         As of December 31, 1993 and 1992, all issued common and preferred stock of the Company was indirectly owned by GATX
Corporation through its wholly-owned subsidiary, GATX Financial
Services, Inc.
         The preferred stock has a conversion price of $100 per share and may be exchanged for common stock on a one-for-one basis.
Dividends on preferred stock are payable on a share-for-share basis at the same rate per share as common stock when and as declared by the board of directors. Conversions of preferred stock will commence in the year 2003 unless GATX Corporation continues to extend the initial redemption date.
         The preferred stock redemption schedule calls for 51,355 shares to be redeemed in each of the first two conversion years, 77,030 shares in each of the subsequent two years, 102,705 shares in each of the following three years and 154,055 shares in each of the succeeding three years. Conversion is conditioned on the Company being in compliance with provisions of all of its debt agreements.

Note F: Income Taxes
         Effective January 1, 1992, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by Statement of Financial Accounting
Standards No. 109, "Accounting for Income Taxes." The cumulative effect of adopting Statement 109 as of January 1, 1992 was to increase net income by $10.1 million.
         GATX Corporation files a consolidated federal income tax return which includes the Company and its subsidiaries. Under an intercompany tax agreement, the parent reimburses the Company to the extent the Company s operating losses and investment tax credits are utilized in the consolidated federal return. Should the Company generate taxable income, the agreement provides for payment by the Company of any resulting additional federal tax liability incurred by GATX Corporation. However, in the past the Company had deferred a portion of such payments to the parent arising from certain types of transactions as permitted under the intercompany tax agreement. Such deferrals of tax payments to the parent were reflected as a component of due to/from GATX Corporation. During
1991, the majority of the remaining balance of such deferrals, $9.4 million, was converted into an additional investment by the parent in the Company.
         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recorded these differences in its deferred tax accounts, inter-company accounts receivable, and equity accounts. In exchange for cash payments, GATX Corporation has assumed a portion of GATX Capital s deferred tax liability.
GATX Corporation re-contributed these amounts through the purchase of Redeemable Preferred Stock over the period from 1975 to 1985. In addition, GATX Capital has an account receivable due from GATX Corporation resulting from the reassumption of a portion of these deferred taxes through December 31, 1993 of $46.1 million (see Note
H).
         Significant components of the Company s deferred tax liabilities and assets are as follows (in thousands):

Year ended December 31,                  1993        1992
                                    ---------   ---------
Deferred tax liabilities:
         Leveraged leases           $  72,578   $  80,498
         Leases (other than leveraged) 63,506      88,907
         Investment in joint ventures  12,174         287
         Alternative minimum tax
          adjustment                        -       9,056
         Other                              -       9,932
                                    ---------   ---------
         Total deferred tax
          liabilities                 148,258     188,680
                                    ---------   ---------
Deferred tax assets:
         Allowance for possible losses 34,594      38,797
         Loans                         11,119      38,113
         Other                         12,551      27,040
                                    ---------   ---------
         Total deferred tax assets     58,264     103,950
                                    ---------   ---------
         Net deferred tax
          liabilities               $  89,994   $  84,730
                                    =========   =========
Tax account balances:
         Deferred income tax
          liabilities               $  11,053   $   5,789
         Preferred stock and
         related additional
         paid-in capital              125,000     125,000
Due from GATX Corporation             (46,059)    (46,059)
                                    ---------   ---------
                                    $  89,994   $  84,730
                                    =========   =========

         The components of the provision for deferred income tax benefits for the year ended December 31, 1991 under the deferred method were as follows (in thousands):

Year ended December 31,                                          1991
                                                            ---------
Differences between financial and tax reporting:
         Depreciation                                      $   11,518
         Lease income                                         (13,435)
         Interest expense                                       8,019
         Gain on dispositions                                 (19,921)
         Provision for possible losses                        (12,559)
         Effect of revaluation of
           assets acquired in business
           combinations                                         1,263
         Interest income                                       (6,576)
         Joint venture income                                  10,151
Prior year tax return adjustments                              (2,981)
Alternative minimum tax adjustment                              5,187
Other                                                           5,981
                                                            ---------
          Deferred income tax benefits                       $(13,353)
                                                            =========

         Income before income taxes from foreign operations was $3.0 million, $2.1 million, and $2.2 million in 1993, 1992 and 1991, respectively. Foreign tax expense was $2.0 million, $1.2 million, and $0.9 million in 1993, 1992, and 1991, respectively.
         The differences between total income tax expense and the amount computed by applying the statutory federal income tax rate of 35% in 1993 and 34% in prior years to pre-tax income are as follows (in thousands):

Year ended December 31,                    1993      1992      1991
                                       --------- -------- ---------
Expected federal tax expense
 (benefit) from continuing operations
 at statutory rates                     $15,010  $(9,011)  $17,352
Effect of revaluation of assets
 acquired in business combination             -        -     1,263
State tax provision (benefit),
 net of federal tax benefit               1,678   (1,284)    1,973
Cumulative effect of federal tax
 rate increase                            1,574        -         -
Sale of consolidated subsidiary             559        -         -
Other                                     2,540      446     1,961
                                       -------- ---------  --------
         Income tax expense (benefit)   $21,361  $(9,849)  $22,549
                                       ======== =========  ========

Note G: Operating Lease Obligations
         The Company is a lessee under certain aircraft, railroad rolling stock, and office leases which are classified as operating leases.
Total rental expense was $9.8 million, $7.7 million and $7.6 million in 1993, 1992 and 1991, respectively. The aircraft and rolling stock under these leases have been subleased, generating lease income of $12.8 million, $4.9 million and $4.9 million in 1993, 1992 and 1991, respectively.
         During 1993, the Company entered into a lease transaction for the sale leaseback of a large portfolio of rail equipment. The net book value of the equipment is not shown on the balance sheet. The gain realized on the sale has been deferred and is being credited to income over the lease term.
         Future rentals payable by the Company and sublease receivables under noncancellable operating leases over a period ending in 2012 are as follows (in thousands):

                               Obligations Under      Sublease
Year due                        Operating Leases   Receivables
                               -----------------   -----------
1994                                  $  15,662        $18,432
1995                                     15,286         12,314
1996                                     15,184          9,955
1997                                     14,767          9,720
1998                                     14,730          7,916
After 1998                              137,804         29,912
                              ------------------   -----------
    Total                             $ 213,433        $88,249
                              ==================  ============

Note H: Intercompany Transaction and Obligations
         The amount due from GATX Corporation at December 31, 1993 consists primarily of an advance of $46.1 million related to the reassumption of deferred taxes (see Note F). Offsetting this receivable is $3.4 million due to GATX Corporation which consists of amounts owed for overhead and taxes pursuant to an intercompany tax agreement (see Note F).

Note I: Foreign Operations
         In addition to its domestic operations, the Company provides or arranges equipment financing for nonaffiliated entities outside the United States. Selected information related to foreign operations is summarized below (in thousands):

Year ended December 31,                1993       1992       1991
                                   ---------  ---------  ---------
Earned income:
         Domestic                $  171,047  $ 151,809  $  85,108
         Export                      29,866     28,548     25,260
         Foreign                     11,851     11,815     13,588
         Eliminations                 (367)     (2,056)    (2,650)
                                  ---------- ---------- ----------
                                 $ 212,397   $  90,116  $  21,306
                                  ========== ========== ==========
Net income:
         United States           $   16,590  $  10,557)  $  23,878
         Foreign                      4,929      3,353       4,599
         Eliminations                     6          7           8
                                 ---------- ---------- -----------
                                 $   21,525 $   (7,197)  $  28,485
                                 ========== ========== ==========
Total assets:
         United States          $1,050,117  $1,143,587  $1,222,349
         Foreign                   213,169     187,989     151,061
         Eliminations               (6,688)     (1,107)     (3,541)
                                ----------- ----------- ----------
                                $1,256,598  $1,330,469  $1,369,869
                                =========== =========== ==========

Note J: Retirement Benefits
         The Company participates in the GATX Non-Contributory Pension Plan for Salaried Employees (the "Plan"), a defined benefit pension plan with GATX Corporation covering substantially all employees. Pension cost for each GATX subsidiary included in the plan is determined by independent actuaries. However, accumulated plan obligation information, plan assets and the components of net periodic pension costs pertaining to each subsidiary have not been separately determined. Pension expense allocated to the Company for 1993, 1992 and 1991 was $0.7 million, $0.6 million and $0.5 million, respectively. Contributions to the Plan were made by the Company through GATX Corporation and amounted to $0.4 million, $0.5 million and $0.5 million in 1993, 1992 and 1991, respectively.
         In addition to pension benefits, the Company provides other postretirement benefits, including limited health care and life insurance benefits, for certain retired employees who meet established criteria. Most domestic employees are eligible if they retire from the Company with immediate pension benefits under the GATX Pension Plan.
         Effective January 1, 1992, the Company adopted FAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than
Pensions , which changed the accounting for postretirement benefits to the accrual method. The cumulative effect of this accounting change as of January 1, 1992 on years prior to 1992 was a $0.6 million liability, net of the income tax effect, which resulted in a decrease in net income for 1992.

Note K: Commitments

         The Company s backlog was $224.2 million and $198.3 million, respectively at December 31, 1993 and 1992. Loans comprised $16.5 million and $12.5 million of the total at December 31, 1993 and 1992, respectively. The fair value of these loans was $0.3 million at December 31, 1993 and $0.2 million at December 31, 1992. Fair value was calculated by estimating the current fees which would be charged for similar commitments.
         The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, financial guarantees and forward purchase contracts. Such instruments involve, to varying degrees, elements of credit and market risk which are not recognized in the consolidated balance sheets. The contractual amount of the instruments are shown below (in thousands):

Year ended December 31,                1993       1992       1991
                                  --------- ----------  ---------
Guarantees                          $60,184    $62,397    $53,046
Stand-by loan commitments            12,500     14,000     31,600
Future purchase contracts             8,621     13,396     14,321

         Guarantees are commitments issued by the Company to guarantee a certain return on an asset at the end of the lease, or to guarantee performance of an affiliate to a third party. These commitments have fixed expiration dates ranging from 1994 to 2012. Since many of the assets on lease are expected to retain their value, the total amount guaranteed does not necessarily represent future cash requirements.
         Stand-by loan commitments represent an agreement to lend funds to a customer upon the occurrence of certain events as defined in the contract. Collateral related to this commitment is an income-producing commercial property.
         Future purchase contracts are contracts to purchase leased assets at the end of their lease term (1995) for a specified purchase price. Risk arises when the fair market value of an asset at the end of the lease term is less than the contractual purchase price.
         It is not practicable to estimate the fair value of the Company s off-balance sheet financial instruments because there are few active markets for these transactions, and the Company is unable at this time to estimate fair value without incurring excessive costs.
         The Company uses essentially the same credit policies in making commitments and conditional obligations as it does for funded transactions. All investments are subject to normal credit policies, collateral requirements and senior management review.
For example, lease provisions require lessees to meet certain standards for maintenance and return conditions, and provide for repossession upon default. Loans are generally secured by equipment or real estate, and occasionally involve guarantees or other assets as collateral. All the commitments having off-balance-sheet risk are reviewed quarterly for potential exposure and a provision for possible loss is made if required.

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

None.

                                 PART III

Item 10(a).  Directors of the Registrant


Name                   Office Held                    Since             Age
- ------------------------------------------------------------------------------

James J. Glasser       Chairman of the Board          1971               59
Ronald H. Zech         President and Director         1984               50
John F. Chlebowski,Jr. Director                       1985               48
Frederick L. Hatton    Executive Vice President
                        and Director                  1984               51
Paul A. Heinen         Director                       1985               64
Joseph C. Lane         Executive Vice President
                        and Director                  1987               40
David M. Edwards       Senior Vice President
                        and Director                  1990               42

Item 10(b).  Executive Officers of the Registrant

Name                   Office Held                    Since             Age
- ------------------------------------------------------------------------------

Ronald H. Zech         President, Director, and Chief 1984               50
                        Executive Officer
Frederick L. Hatton    Executive Vice President
                        and Director                  1984               51
Joseph C. Lane         Executive Vice President
                        and Director                  1987               40
David M. Edwards       Senior Vice President -
                        Finance and Administration,
                        Chief Financial Officer,
                         and Director                 1990               42
Thomas C. Nord         Vice President, General
                         Counsel, And Secretary       1980               53

George R. Prince       Vice President and Treasurer   1983               49

Curt F. Glenn          Principal Accounting Officer,  1992               39
                         Vice President & Controller
Valerie C. Williams    Vice President - Human
                         Resources                    1989               49


RONALD H. ZECH, President, Director and Chief Executive Officer since 1984. Mr. Zech joined the Company in 1977 and served as Vice President - Finance for one year. He was promoted to Senior Vice president Finance and Administration in 1978 and Executive Vice President in 1983. Prior to joining GATX, he served in a variety of managerial capacities for The First National Bank of Chicago, including Vice President and Manager of First Chicago's San Francisco office. Prior to 1970, he was an Assistant Professor of Business Administration at Valparaiso University for four years. Mr. Zech received a BSEE from Valparaiso University in 1965 and an MBA from the University of Wisconsin in 1967.


FREDERICK L. HATTON, Executive Vice President, Director and Air Division President since 1984. Mr. Hatton joined the Company in 1983 as Senior Vice President. Prior to 1983, he served as Vice President-Marketing for two years, and Executive Vice President for four years with International Air Service Company (IASCO). Prior to IASCO, Mr. Hatton served in a number of managerial capacities for Flying Tiger Lines. He received a BS from Yale University in 1964, an MS in aerospace management from the University of Southern California in 1971, and an MBA from the Wharton School in 1972.
Mr. Hatton served as a U.S. Marine Corps fighter pilot from 1964 to 1970 including a tour in Vietnam.


JOSEPH C. LANE, Executive Vice President, Director, President of GATX Leasing. Mr. Lane joined the Company in 1979 as a Financial Analyst and has served as District Manager, Regional Manager, Vice President and Senior Vice President. Mr. Lane was formerly Vice President - Corporate Finance for Rotan Mosle Investment Bankers (two years) and a member of the Yale University Development Faculty (three years). Mr. Lane received a BA from Yale University in 1975.


DAVID M. EDWARDS, Senior Vice President - Finance and Administration, Chief Financial Officer and Director since 1990. Mr. Edwards joined the Company in 1981 as Director-Credit Management. He was promoted to Vice President-Credit and Contracts Administration in 1981. In 1985, he was promoted to Assistant to the President of GATX Corporation. In 1988, he was promoted to Vice President-Finance and Administration of GATX Realty. Prior to 1981, Mr. Edwards was Vice President for Security Pacific National Bank. Mr. Edwards received his BA in 1973 and MA in 1975 in Economics from the University of California, Davis.


THOMAS C. NORD, Vice President and General Counsel since 1980. Mr. Nord joined the Company as Associate Counsel in 1977 and became Assistant General Counsel in 1978. Prior to 1977, Mr. Nord served as Counsel for Charter New York Leasing, an affiliate of Irving Trust Company (three years), and as an Associate in the New York law firm of Seward and Kissel (five years). Mr. Nord received a BA from Northwestern University in 1962 and a JD from the University of North Carolina in 1969.


GEORGE R. PRINCE, Vice President and Treasurer since 1983. Mr. Prince joined the Company in 1981 as Assistant Vice President - Corporate Development. In 1983, he was promoted to Vice President and Treasurer. Prior to 1981, Mr. Prince was Vice President for Continental Bank. Mr. Prince received his BS in 1966 from Cornell University and MBA in 1968 from Michigan State.


CURT F. GLENN, Principal Accounting Officer, Vice President & Controller since 1992. Mr. Glenn joined the company in 1980 as Assistant Tax Manager, was appointed Tax Manager in 1985 and elected Vice President in 1989. Prior to joining the Company, Mr. Glenn was a Senior Tax Analyst at GATX Corporation (two years) and a Senior Tax Accountant with Trans Union Corporation (four years). Mr. Glenn received a B.S. in Accounting from DePaul University in 1977. Mr. Glenn is currently Chairman of the Federal Tax Committee of the Equipment Leasing Association of America.


VALERIE C. WILLIAMS, Vice President - Human Resources since 1989. Prior to joining GATX, Ms. Williams was President of VC Williams & Associates, a human resources consulting firm; director, Corporate Compensation and Incentives at Carson Pirie Scott & Co. and Consultant, Compensation with A.S. Hansen, Inc. Ms. Williams received her MBA from Lake Forest College in 1980.

Items 11, 12 & 13

Items 11, 12 and 13 are omitted under provisions of the reduced disclosure format.

                                  PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K

(a) 1.   Financial statements

         The following consolidated financial statements of GATX
         Capital Corporation are included in Item 8.

         Consolidated Balance Sheets - As of December 31, 1993 and
         1992
         Consolidated Statements of Income - Years Ended December 31, 1993, 1992, and 1991
         Consolidated Statements of Stockholder's Equity - Years Ended December 31, 1993, 1992 and 1991
         Consolidated Statements of Cash Flows - Years Ended December 31, 1993, 1992 and 1991
         Notes to Consolidated Financial Statements

    2.   Financial statement schedules

         All financial statement schedules have been omitted because they are not applicable or because required information is provided in the financial statements, including the notes thereto, which are included in Item 8.

    3.   Exhibits Required by Item 601 of Regulation S-K

Exhibit
Number

3(a)  Restated Certificate of Incorporation of the Company 1
3(b)  By-laws of the Company 2
4(d) Term Loan Agreement between the Company and a Bank dated as of December 26, 1990. 3
10(a) Office Leases, Four Embarcadero Center, dated October 1, 1990 and June 1, 1991, between the Company and Four Embarcadero Center Venture. 3
10(b) Tax Operating Agreement dated January 1, 1983 between GATX
      Corporation and GATX Leasing Corporation. 4
10(c) Preferred Stock and Tax Assumption program and Issuance of
      Common Stock. 5
10(d) Preferred Stock Redemption Agreement 6
10(e) Credit Agreement among the Company, the Subsidiaries listed in Schedule II thereto, the Banks listed on the signature pages thereto, and Chase Manhattan Bank, as agent for the Banks, dated December 14, 1992 7
10(f) Credit Agreement among the Company, its two subsidiaries operating in Canada, and the Bank of Montreal, dated December 14, 1992 7
10(g) Credit Agreement among the Company, its two subsidiaries operating in Canada, and the Canadian
      Imperial Bank of Commerce, dated December 14, 1992 7

12    Computation of Ratio of Earnings to Fixed Charges 8
24    Consent of Independent Auditors 8
28    Listing of Medium Term Notes 8

The Registrant agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of long-term debt of the Registrant the authorized principal amount of which does not exceed 10% of the total assets of Registrant.

      1 Incorporated by reference to Form 10-K filed with the Commission on March 30, 1990.
      2 Incorporated by reference to Registration Statement on Form S-1, as amended, (file number 2-75467) filed with the Commission on December 23, 1981, page II-4.
      3 Incorporated by reference to Form 10-K filed with the Commission on March 30, 1991.
      4 Incorporated by reference to Form 10-K filed with the Commission on March 28, 1983.
      5 Incorporated by reference to Form 10-K filed with the Commission on March 24, 1986.
      6 Included in the Restated Certificate of Incorporation incorporated by reference herein.
      7 Incorporated by reference to Form 10-K filed with the Commission on March 31, 1993.
      8  Included as an Exhibit hereto.

Item 14(b).  Reports on Form 8-K

      No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

Item 14(c)(1).  Separate Financial Statements of Subsidiaries not
Consolidated and Fifty Percent or Less Owned Persons

                      Report of Independent Auditors

The General Members of GATX/CL Air Leasing Cooperative Association and the Board of Management and Stockholders of GATX/CL Air N.V.

We have audited the accompanying combined balance sheet as of December 31, 1993 and 1992 of GATX/CL Air Leasing Cooperative Association and GATX/CL Air N.V. and the related combined statements of operations, stockholders' and members' equity, and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of GATX/CL Air Leasing Cooperative Association and GATX/CL Air N.V. at December 31, 1993 and 1992, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

                                               MORET ERNST & YOUNG


March 11, 1994
Except for Note 11, as to which the date is March 24,1994.

                GATX/CL Air Leasing Cooperative Association
                           and GATX/CL Air N.V.

                          Combined Balance Sheet
                              (In Thousands)

                                                       December 31
                                                    1993      1992
                                               --------- ---------
Assets
Cash and cash equivalents                       $ 28,368  $ 16,233
Accounts receivable:
   Manager                                        15,105    11,458
   Co-Manager                                      2,291     1,992
                                               --------- ---------
                                                  17,396    13,450
Investments:
   Equipment on operating leases, net of
   accumulated depreciation of $46,363
   in 1993 and $23,592 in 1992                   703,796   566,226
   Direct financing leases                        93,999    99,780
   Aircraft delivery progress payments            15,128    47,330
                                               --------- ---------
                                                 812,923   713,336
Other assets, net of accumulated
   amortization of $2,501 in 1993
   and $1,775 in 1992                              5,543     4,204
                                               --------- ---------
Total assets                                    $864,230  $747,223
                                               --------- ---------

Liabilities & Equity
Liabilities:
   Accounts payable and accrued liabilities     $    770  $  1,096
   Accrued interest                                6,230     3,591
   Lessee deposits                                42,079    30,924
   Capital lease obligation                       58,417    62,548
   Nonrecourse obligations                       116,827   124,841
   Loans from members                            482,302   393,046
                                               --------- ---------
       Total liabilities                         706,625   616,046

Equity:
   Association                                   155,005   131,401
   Air N.V.                                        2,600     (224)
                                               --------- ---------
       Total equity                              157,605   131,177
                                               --------- ---------
Total liabilities and equity                    $864,230  $747,223
                                               --------- ---------

See accompanying notes

                    GATX/CL Air Leasing Cooperative Association
                               and GATX/CL Air N.V.

                         Combined Statement of Operations
                                  (In Thousands)
                                            Year ended December 31
                                          1993      1992      1991
                                     --------- --------- ---------
Income
   Lease                              $ 56,311  $ 45,822  $ 38,251
   Interest                              1,244     1,074     1,136
   Other                                   234       770       751
                                     --------- --------- ---------
                                        57,789    47,666    40,138

Expenses
   Interest                             33,009    29,196    26,874
   Depreciation                         22,771    16,439     7,153
   Management fee                        1,746     1,468     1,270
   Guarantee fees                        (629)     1,230         -
   Other                                 1,717     1,652     1,067
                                     --------- --------- ---------
                                        58,614    49,985    36,364
                                     --------- --------- ---------
Net (loss) income                     $  (825)  $(2,319)  $  3,774
                                     --------- --------- ---------

See accompanying notes

                     GATX/CL Air Leasing Cooperative Association
                               and GATX/CL Air N.V.

          Combined Statement of Stockholders' Equity and Members' Equity
                                  (In Thousands)
                                      Air N.V.
                        ----------------------------------------------------------
                                                        Equity adjust-
                                           Accumu-       ment from
                                             lated        foreign
                           Share            deficit/     currency   Elimin-
                          Capital           earnings    translation ation     Total
                         ---------          --------    ----------  -------   -----
Balance at Dec. 31, 1990  $     44           $   (88)     $      9   $  -   $  (35)

Members' capital
   contributions:
   Initial                       -                 -             -      -        -
   Premium                       -                 -             -      -        -
Distribution to members          -                 -             -      -        -
Net income                       -               827             -      -      827
                           ---------       ---------    ----------  ------   ------
Balances at Dec. 31, 1991       44               739             9      -      792

Members' capital
   contributions:
   Initial                       -                 -             -      -        -
   Premium                       -                 -             -      -        -
Distribution to members          -                 -             -      -        -
Net loss                         -            (1,016)            -      -   (1,016)
                          ---------          --------      ------- ------   -------
Balances at Dec. 31, 1992       44              (277)            9      -     (224)

Members' capital
   contributions:
   Initial                       -                 -             -      -        -
   Premium                       -                 -             -      -        -
Distribution to members          -                 -             -      -        -
Net income (loss)                -                10             -  2,814    2,824
                          ---------          --------      ------- ------  -------
Balances at Dec. 31, 1993 $     44           $  (267)       $    9 $2,814  $ 2,600
                          ---------         ---------      ------- ------  -------




See accompanying notes

                    GATX/CL Air Leasing Cooperative Association
                               and GATX/CL Air N.V.

          Combined Statement of Stockholders' Equity and Members' Equity
                                  (In Thousands)
                                               Association
                            --------------------------------------------

                             Initial Additional
                             Members    Members   Elimination
                           --------------------  ------------
Balance at Dec. 31, 1990   $  23,757 $   16,156    $        -

Members' capital
   contributions:
   Initial                    42,209     28,273             -
   Premium                     1,767      1,767             -
Distribution to members      (6,020)    (4,013)             -
Net income                     1,768      1,179             -
                           --------------------  ------------
Balances at Dec. 31, 1991     63,681     43,362             -

Members' capital
   contributions:
   Initial                    18,349     12,234             -
   Premium                       765        764             -
Distribution to members      (3,870)    (2,581)             -
Net loss                       (782)      (521)             -
                           --------------------  ------------
Balances at Dec. 31, 1992     78,143     53,258             -

Members' capital
   contributions:
   Initial                    19,118     12,746             -
   Premium                       797        796             -
Distribution to members      (3,722)    (2,482)             -
Net income (loss)              (504)      (334)       (2,811)
                           --------------------  ------------
Balances at Dec. 31, 1993   $ 93,832 $   63,984   $   (2,811)
                           --------------------  ------------




See accompanying notes

                    GATX/CL Air Leasing Cooperative Association
                               and GATX/CL Air N.V.

          Combined Statement of Stockholders' Equity and Members' Equity
                                  (In Thousands)


                                       Association
                                  ---------------------------
                                                     Combined
                                       Total            Total
                                  ------------    -----------
Balance at Dec. 31, 1990      $        39,913      $   39,878

Members' capital
   contributions:
   Initial                             70,682          70,682
   Premium                              3,534           3,534
Distribution to members               (10,033)       (10,033)
Net income                              2,947           3,774
                                     ---------    -----------
Balances at Dec. 31, 1991             107,043         107,835

Members' capital
   contributions:
   Initial                             30,583          30,583
   Premium                              1,529           1,529
Distribution to members                (6,451)        (6,451)
Net loss                               (1,303)        (2,319)
                                     ---------    -----------
Balances at Dec. 31, 1992             131,401         131,177

Members' capital
   contributions:
   Initial                             31,864          31,864
   Premium                              1,593           1,593
Distribution to members                (6,204)        (6,204)
Net income (loss)                      (3,649)          (825)
                                     ---------    -----------
Balances at Dec. 31, 1993      $      155,005     $   157,605
                                     ---------    -----------




See accompanying notes

                    GATX/CL Air Leasing Cooperative Association
                               and GATX/CL Air N.V.

                         Combined Statement of Cash Flows
                                  (In Thousands)
                                        Year Ended December 31
                                          1993      1992      1991
                                     --------- --------- ---------
Operating Activities
Net (loss) income                    $    (825) $ (2,319) $  3,774
Adjustments to reconcile net (loss)
  income to net cash from
  operating activities:
     Amortization                          726       950       718
     Depreciation                       22,771    16,439     7,153
     Interest expense added to
     member loans                        1,258         -         -
     Changes in assets and liabilities:
       Accrued interest and other
       payables                          2,314    (1,728)    3,630
       Receivables                      (3,946)   (1,760)   (3,985)
       Lessee deposits                  11,155     9,293     7,699
     Other - net                            57       398       477
                                     --------- --------- ---------
       Net cash flows from operating
       activities                       33,510    21,273    19,466

Investing Activities
Investments in leased equipment      (126,223) (108,410) (249,450)
Investment in progress payments        (2,023)  (12,476)  (34,588)
                                     --------- --------- ---------
       Total investments             (128,246) (120,886) (284,038)
Lease rents received, net of
  earned income                          5,059     5,043     7,385
                                     --------- --------- ---------
       Net cash flows used in
       investing activities           (123,187) (115,843) (276,653)

Financing Activities
Proceeds from issuance of nonrecourse
  borrowings                                 -         -   105,200
Proceeds from capital lease obligation       -         -    66,881
Proceeds from issuance of member loans 129,818   191,530   264,745
Capital contributions from members      33,457    32,112    74,216
Repayment of nonrecourse borrowings     (8,014)  (58,322)   (4,900)
Repayment of member loans              (43,158)  (55,225) (230,682)
Repayment of capital lease obligation   (4,087)   (3,308)        -
Distributions to members                (6,204)   (6,451)  (10,033)
                                     --------- --------- ---------
     Net cash flows from financing
     activities                        101,812   100,336   265,427
                                     --------- --------- ---------
Net increase in cash & cash equivalents 12,135     5,766     8,240
Cash & cash equivalents at beginning
  of year                               16,233    10,467     2,227
                                     --------- --------- ---------
Cash and cash equivalents at
   December 31                       $  28,368 $  16,233 $  10,467
                                     --------- --------- ---------

Supplemental cash flow disclosures
   Interest paid                     $  30,370 $  29,065 $  25,427
                                     --------- --------- ---------
   Taxes paid                        $      11 $      54 $       -
                                     --------- --------- ---------


See accompanying notes


                 GATX/CL Air Leasing Cooperative Association
                           and GATX/CL Air N.V.

                  Notes to Combined Financial Statements

                             December 31, 1993


1. Basis of Presentation and Summary of Significant Accounting
   Policies

Basis of Reporting

The accompanying combined financial statements are prepared in accordance with accounting principles generally accepted in the United States and presented in U.S. dollars.

Organization

GATX/CL Air Leasing Cooperative Association (the Association) was formed in September 1990 as a Cooperative Vereniging under the laws of the Netherlands Antilles to engage in the acquisition and lease of aircraft for use in international commercial routes.
The Initial Members of the Association, each having a 30% share, are GATX Capital Corporation (GATX) through its wholly owned subsidiary, GATX Air Antilles, Inc. (GATX Air), and Credit Lyonnais (CL), a bank organized under the laws of France. Additional Members are four financial institutions, each having a 10% share. The initial term of the Association shall expire on December 31, 2009.

GATX/CL Air N.V. (Air N.V.) was incorporated as a limited-liability corporation on July 11, 1989 under the laws of the Netherlands as a holding and leasing company. The authorized share capital of Air N.V. is 500,000 Dutch guilders. It is divided into 5,000 shares of 100 Dutch guilders each. Each shareholder of Air N.V. is a member of the Association and holds shares in Air N.V. in proportion to its interest in the Association.

CL is the Managing Director and Co-Manager of the Association.
CLN Oyens Trust B.V. (an affiliate of CL) is a Managing Director and administrative manager of Air N.V. GATX is the manager of the Association and a Managing Director of Air N.V.

Basis of Combination

The accompanying financial statements combine the assets, liabilities, equity, results of operations and cash flows of the Association and Air N.V. (collectively, the Companies) in recognition of their common ownership and control. All significant intercompany transactions and accounts have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with a maturity of twelve months or less when purchased. The carrying amounts reported in the balance sheet for cash and cash equivalents at December 31, 1993 approximate the fair value of these assets.

Operating Leases

Leases that do not qualify as direct financing leases are accounted for as operating leases. Equipment subject to operating leases is stated at cost less accumulated depreciation plus accrued rent and is depreciated using the straight-line method over its useful life, ranging from 25-30 years.

Effective July 1, 1992, the Companies changed their estimates of useful lives and salvage values which had the impact of increasing depreciation expense for 1992 by $884,000.

The Companies review the carrying value of equipment on operating leases at least annually. If the review indicates that such values have been permanently impaired, the carrying value is reduced accordingly. Management believes that no such impairment has occurred through the date of these financial statements.



Direct Financing Leases

The Companies' investment in direct financing leases includes lease contracts receivable plus the estimated unguaranteed residual value of the equipment at the lease termination date, less unearned income. Lease contracts receivable includes the total rent to be received over the life of the lease reduced by rent collected. Initial unearned income is the amount by which the lease contract receivable plus the estimated residual exceeds the initial investment in the leased equipment at lease inception. Unearned income is amortized to produce a level yield over the lease term.

The residual value of equipment under direct financing leases is the estimated amount to be received by the Companies from the disposition of equipment upon expiration of the lease.
Management reviews residual value estimates at least annually.
If the review results in a lower estimate than had been previously established and the decline is judged to be other than temporary, the accounting for the transaction is revised using the new estimate, and the resulting reduction in the net investment is recognized as an expense in the period in which the change is made. The Companies have had no such revisions to their residual value estimates.

Aircraft Delivery Progress Payments

Payments made toward the future delivery of aircraft under construction are recorded at cost, including capitalized interest, and are classified as progress payments.

Credit Risk

The Companies' customers are concentrated in the commercial airline industry. All investments are subject to normal credit policies, collateral requirements and senior management review. Lease provisions require lessees to meet certain standards for maintenance and return conditions, and provide for repossession upon default.

Profit and Income Taxes

Pursuant to Article 1, paragraph 1(a), of the Netherlands Antilles National Profit Tax Ordinance of 1940, the Association is subject to Netherlands Antilles profit tax. An advance tax ruling has been obtained from the Netherlands Antilles tax authorities in order to determine the tax position of the Association. Based on this tax ruling, $96,000, $104,000 and $96,000 have been recorded as an estimate for profit taxes in 1993, 1992 and 1991, respectively.

The Air N.V. is subject to Netherlands corporate income tax. An advance tax ruling has been obtained from the Netherlands tax authorities in order to determine the tax position of the Air N.V. Based on this tax ruling $43,000, $36,000, and $42,000 have been recorded as an estimate for corporate income taxes in 1993, 1992, and 1991, respectively.

No temporary differences exist between the computation of tax liability for book and tax purposes which would give rise to deferred income taxes.

Reclassification

Certain amounts in the financial statements presented have been reclassified to conform the prior years' data to the current presentation.


2. Association Capital Contributions, Loans and Allocation of
   Income, Losses and Cash Distributions

Exposure Cap

Members are only committed to contribute to the Association a maximum of equity contributions (excluding Premium Contributions) and loans aggregating $300,000,000 and $100,000,000 for each Initial Member and each Additional Member, respectively (Exposure
Cap) for a total of $1,000,000,000. Also, Premium Contributions which may be required by the Additional Members may not exceed $2,500,000 for each Additional Member. The amount of unused and available equity and loan contributions from the Members at December 31, 1993 is $201,000,000.

Capital Contributions

Each Initial Member and each Additional Member are committed to contribute to the equity of the Association amounts aggregating up to each member's Equity Commitment (Initial Contributions). Such Equity Commitments aggregate $120,000,000 for the Initial Members and $80,000,000 for the Additional Members. Amounts contributed to the Association under this commitment through December 31, 1993 aggregated approximately $171,315,000 and represent each member's Equity Contribution. Each member's pro-rata share of such Equity Contributions represents its Venture Share of the Association.

Each Additional Member is also required to make Premium Contributions at the time the Initial Contributions are paid. A portion of the Premium Contributions are then reallocated to the Initial Members. Premium Contributions contributed to the Association through December 31, 1993 aggregated approximately $8,566,000.

Allocation of Income and Losses

Income and losses are allocated to each member according to its Venture Share.

Allocations of Cash Flow

Available cash flow, as defined by the Cooperative Agreement, will be distributed to the members, and shall be allocated in part as a Contingent Return to all members and in part as a Contingent Management Fee to the Initial Members (Note 10). Upon liquidation of the Association, remaining net assets of the Association will be distributed among the members in proportion to their respective Investment Share, as defined by the Cooperative Agreement.


3. Operating Leases

The Companies lease aircraft and related equipment to South
American, Central American, European and Asian commercial airlines under operating leases. Earned income from operating leases in 1993, 1992, and 1991 was $50,910,000, $39,519,000, and
$22,526,000, respectively.

As of December 31, 1993, minimum future rentals under operating leases are due as follows (in thousands):

        Year due
       ---------
        1994                            $   50,250
        1995                                49,077
        1996                                29,846
        1997                                16,675
        1998                                14,576
        Thereafter                          29,151
                                        ----------
                                        $  189,575
                                        ==========

     4.  Direct Financing Leases

     The Association leases aircraft and related equipment to a South American commercial airline under direct-financing leases with initial terms of 12 years. Earned income from direct financing leases in 1993, 1992, and 1991 was $5,401,000, $6,303,000, and
     $15,725,000, respectively. The components of the Association's net investment in direct financing leases are as follows (in thousands):

     Year ended December 31,         1993        1992
                                    -----       -----
     Lease contracts receivable  $114,201    $130,740
     Estimated unguaranteed
      residual values              30,700      30,700
     Less:  Unearned income       (50,902)    (61,660)
     Investment in direct
      financing leases           $ 93,999    $ 99,780


     As of December 31, 1993, minimum lease payments to be received are as follows (in thousands):

                                             Year due
                                             --------
                                             1994  $  17,118
                                             1995     15,959
                                             1996     15,959
                                             1997     15,959
                                             1998     15,959
                                        Thereafter    33,247
                                                  ----------
                                                  $  114,201
                                                  ==========



     5. Lessee Deposits

     Lessee deposits consist of security deposits and maintenance reserves including accrued interest. At December 31, 1993 and 1992, security deposits are $9,740,000 and $9,945,000, respectively, and maintenance reserves are $32,339,000 and $20,979,000, respectively. Lessee deposits are paid by the lessee prior to the inception of the lease and are refundable to the lessee based on the terms of the various leases. Maintenance reserves are charged to lessees based upon usage of the leased aircraft. Such amounts will be reimbursed to the lessee as required maintenance is performed. Interest due to lessees is accrued on the outstanding security deposits and maintenance reserves at rates ranging from 2.6250% to 3.5625% (based on 30-day LIBOR). Accrued interest payable on lessee deposits at December 31, 1993 and 1992 aggregated $3,169,000 and $2,454,000, respectively.


     6.  Capital Lease Obligation

     In November 1991, the Association sold delivery positions for the two aircraft delivering that month to a third party and leased back the aircraft for a term of ten years. No gain or loss was recognized on the sale-leaseback. The terms of the agreement require capital lease treatment by the Association. The aircraft secure third party financing obtained by the lessor. This financing is recourse to the Members in their respective ownership shares.

     As of December 31, 1993, future minimum lease payments on the capital lease obligation are as follows (in thousands):

        Year due
        --------
        1994                          $ 8,937
        1995                            8,937
        1996                            8,937
        1997                            8,937
        1998                            8,937
        Thereafter                     39,079
                                      -------
        Total minimum lease payments   83,764
        Amount representing
        interest (7.9%)              (25,347)
        Present value of minimum     --------
         lease payments including
          $4,415 of current
           maturities              $  58,417
                                  ===========

     The capital lease obligation was reduced in 1991 by $11,891,000 which the Association irrevocably placed in a trust to be used solely for the satisfaction of the obligation.

     The Association has entered into an interest rate swap to manage interest rate exposure by effectively converting the capital lease obligation from a fixed rate to a floating rate borrowing. The Association receives or pays interest on a notional principal amount of $55,605,000 at December 31, 1993 based on the difference between a nominal rate of 9.07% and the 180-day LIBOR. No actual borrowing or lending is involved. The swap agreement terminates in 2001.

     The aircraft subject to capital lease financing were subleased to a commercial airline on four-year operating leases commencing in March 1992. Such subleases are classified as operating leases with carrying values of $73,637,000, and $76,442,000 at December 31, 1993 and 1992, respectively. Depreciation expense of $2,753,000 was recorded in 1993. Minimum future rentals to be received under noncancelable subleases aggregate $14,939,000 receivable over a period ending in 1996. Such rentals are included in the minimum future rentals under operating leases disclosed in Note 3.

     7.  Nonrecourse Obligations

     Nonrecourse obligations are secured by the underlying leases and leased assets. In the event of lessee default, the lenders have recourse only to the pledged equipment and the obligation is nonrecourse to the general credit of the Association. The Companies' investment in such leases at December 31, 1993 and 1992 (net of the related outstanding debt principal of $116,827,000 and $124,841,000, respectively, included in nonrecourse obligations) is $46,747,000 and $43,604,000, respectively. The carrying amount of the nonrecourse obligations at December 31, 1993 approximate their fair value.

     Nonrecourse obligations include the following (in thousands):

     Year ended December 31,            1993          1992
     ------------------------------------------------------
     Variable Rate Note due in 2001 $  68,643    $   73,441
     Variable Rate Note due in 2000    48,184        51,400
                                   ----------   -----------
                                    $ 116,827     $ 124,841
                                   ==========   ===========

     As of December 31, 1993, future principal payments on nonrecourse obligations are as follows (in thousands):

                        Year due
                        --------
                        1994  $   8,375
                        1995      8,909
                        1996      9,676
                        1997     10,528
                        1998     11,457
                     Thereafter  67,882
                              ---------
                              $ 116,827
                              =========

     8.  Loans from Members

     At December 31, 1993 and 1992, loans from members bearing interest at rates from 150 to 294 basis points over the 30-to-180-day LIBOR, aggregated $482,302,000 and $393,046,000 respectively, with accrued interest payable aggregating $4,580,880 and $2,422,000 respectively. Such borrowings are collateralized by the aircraft delivery progress payments and leased assets.

     The future principal payments on loans from members as of December 31, 1993 are based upon leases and approved amortization schedules then in existence. Re-lease of the aircraft upon termination of the current leases will extend the term of the loans.

     As of December 31 1993, future principal payments on loans from members are due as follows (in thousands):

                                 Year due
                                 ---------
                                 1994 $  185,667
                                 1995     65,971
                                 1996    148,050
                                 1997     29,031
                                 1998     11,728
                              Thereafter  41,855
                                        --------
                                      $  482,302
                                     ===========

     Interest on loans from members for 1993, 1992 and 1991 is as follows (in thousands):

     Year ended December 31,     1993        1992      1991
     ------------------------------------------------------
     Interest costs incurred $ 22,100    $ 18,425  $ 20,965
     Accrued interest payable
         added to loans from
          members               2,596       4,791     7,066
     Interest paid to members  17,346      12,033    14,228

     The Association has entered into an interest rate swap to manage interest rate exposure by effectively converting a member loan from a floating rate to a fixed rate borrowing. The Association receives or pays interest on a notional principal amount of $70,438,000 and $73,092,000 at December 31, 1993 and 1992,
     respectively, based on the difference between a 10.47% fixed rate and the 90-day LIBOR. No actual borrowing or lending is involved. The swap agreement terminates in 2002.

     The carrying amount of variable rate loans from members of $411,864,000 and $319,954,000 at December 31, 1993 and 1992,
     respectively, approximates their fair value. The fair value of the fixed rate loans from members at December 31, 1993 and 1992 is $83,131,000 and $90,322,000, respectively. The fair value was estimated by performing a discounted cash flow analysis using the term and current market rate for similar types of borrowing arrangements.


     9.  Aircraft Delivery Progress Payments and Commitments

     At December 31, 1993, the Association had lease commitments outstanding for equipment with a net book value of $38,954,000 to a commercial airline.

     Interest cost incurred during 1993, 1992 and 1991 aggregated $34,347,000, $32,476,000 and $34,363,000, respectively, of which
     $1,338,000, $3,280,000 and $7,489,000, respectively, was
     capitalized into progress payments. During 1993, 1992 and 1991, $35,558,000, $48,296,000 and $109,232,000, respectively, were transferred from aircraft delivery progress payments to investments in leased assets.

     At December 31, 1993, remaining obligations to vendors under aircraft delivery positions aggregated $118,686,000. Obligations under delivery positions, for which the final payments upon delivery of the aircraft are subject to escalation clauses, will be paid in each of the subsequent years ended December 31, as follows (in thousands):

                                              Estimated
                                               payments
                                          upon expected
                                Fixed     delivery date
Year ended December 31,   obligations       of aircraft     Total
- -----------------------------------------------------------------
1994                      $         -      $          - $       -
1995                              784                 -       784
1996                            6,272                 -     6,272
1997                            6,272                 -     6,272
1998                                -           105,358   105,358
Thereafter                          -                 -         -
                           -----------    ------------- ---------
                            $  13,328         $ 105,358 $ 118,686
                           ===========    ============= =========

10.  Related Party Transactions

The Companies had related-party transactions as follows:

Management of the Association and Air N.V.

Pursuant to the Association Agreement and a Management Agreement, both dated September 4, 1990, between the Association and GATX as Manager and CL as Co-Manager, GATX and CL are to manage, lease and administer the Association property, among other duties, for an initial term of five years. As consideration for the performance of their duties under the Management Agreement, the Manager and Co-Manager jointly receive a monthly management fee. The management fee is calculated for each leased item of equipment and is based upon the amount by which the sum of rents, interest and loan or commitment fees received by the Association exceed an assumed rate of interest paid with respect to each leased asset (the Management
Fee). A Contingent Management fee will be paid to the Initial Members after the repayment of all principal and interest on any third-party debt, member loans, and member contributions and member returns, as defined by the Cooperative Agreement. However, minimum fees paid to the Manager and Co-Manager will not be less than $1,200,000 per year.

Also, as consideration for certain management services provided by the Manager and Co-Manager prior to the organization of the Association, the Association was charged $1,268,000 by the Manager and Co-Manager. The unamortized balance is reflected in other assets.

The Association also reimburses the Manager and Co-Manager for costs as allowed in the Management Agreement.

GATX and CLN Oyens Trust B.V, an affiliate of CL, are the Managing Directors of Air N.V. They receive no consideration for performance of their management duties.

In accordance with an informal Member agreement, guarantee fees were accrued aggregating $1,131,985 for the Members guaranteeing certain obligations of the Association from inception in 1991 through December 31, 1992. In August 1993, the Members agreed to forego such fees. The reversal of such fees is shown as a reduction of the 1993 guarantee fee expense in the statement of operations.

The Association and Air N.V. are charged administrative fees by CLN Oyens Trust N.V. (Curacao) and CLN Oyens Trust B.V., respectively, both of which are affiliates of CL.

Cash on hand at December 31, 1993 and 1992 is on deposit with CL or its affiliates.

Amounts owed to GATX and CL at December 31, 1993 and 1992, management fees incurred and costs reimbursed for each of the three years in the period ended December 31, 1993 are as follows (in thousands):

Management of the Association and Air N.V.
- -------------------------------------------
                                      For the Year Ended       Amount
                                      December 31, 1993    receivable
                                      ------------------  (payable)at
                            Reimbursed                   December 31,
                                 Costs  Expense  Income          1993
                            ----------  -------  ------   ------------
GATX:
Management fee             $         -  $ 1,400  $    -         $ (673)
Security deposits &
 accrued interest                    -        -      45          1,413
Maintenance reserves &
 accrued interest                    -        -     400         13,912
Insurance & lessee buyer
 furnished equipment             2,846        -       -            527
Guarantee fees                       -     (218)      -            (74)
                           -----------  -------  ------       ------------
                                 2,846    1,182     445         15,505

CL (& affiliated companies):
Management fee             $         -  $   346  $    -    $      (147)
Security deposits &
 accrued interest                    -        -      79          2,512
Guarantee fees                       -     (218)      -            (74)
                           -----------  -------  ------       ------------
                                     -      128      79          2,291
Other Members' guarantee fees        -     (288)      -           (101)
                           -----------  -------  ------       ------------
Totals                      $    2,846  $ 1,022  $  524       $ 17,295
                           -----------  -------  ------       ------------

                                      For the Year Ended       Amount
                                      December 31, 1992    receivable
                                      ------------------  (payable)at
                            Reimbursed                   December 31,
                                 Costs  Expense  Income          1992
                            ----------  -------  ------  ------------
GATX:
Management fee             $         -  $ 1,168  $    -        $ (421)
Security deposits &
 accrued interest                    -        -      52          1,368
Maintenance reserves &
 accrued interest                    -        -     395         10,943
Insurance & lessee buyer
 furnished equipment             7,667        -       -           (93)
Guarantee fees                       -      339       -          (339)
                           -----------  -------  ------       ------------
                                 7,667    1,507     447         11,458

CL (& affiliated companies):
Management fee              $        -  $   300  $    -   $      (101)
Security deposits &
 accrued interest                    -        -      92          2,432
Guarantee fees                       -      339       -          (339)
                           -----------  -------  ------       ------------
                                     -      639      92          1,992
Other Members' guarantee fees        -      453       -          (453)
                           -----------  -------  ------       ------------
Totals                      $    7,667  $ 2,599  $  539       $ 12,997
                           -----------  -------  ------       ------------


                                      For the Year Ended       Amount
                                      December 31, 1991    receivable
                                      ------------------  (payable)at
                            Reimbursed                   December 31,
                                 Costs  Expense  Income          1991
                            ----------  -------  ------  ------------
GATX:
Management fee             $         -  $ 1,003  $    -        $ (264)
Security deposits &
 accrued interest                    -        -      78          1,315
Maintenance reserves &
 accrued interest                    -        -     421          8,753
Insurance & lessee buyer
 furnished equipment             3,613        -       -        (1,236)
                           -----------  -------  ------       ------------
                                 3,613    1,003     449          8,568

CL (& affiliated companies):
Management fee              $        -  $   267  $    -   $       (82)
Security deposits &
 accrued interest                    -        -     138          2,338
                           -----------  -------  ------       ------------
                                     -      267     138          2,256
                           -----------  -------  ------       ------------
Totals                      $    3,613  $ 1,270  $  637       $ 10,824
                           -----------  -------  ------       ------------

11. Subsequent Event

In March 1994, the Association was notified that the lessee of the five aircraft under direct-financing leases intends to suspend rent payments temporarily. Action may be required to respond to this situation. At this time the Association has not determined the impact of this matter, if any, on its financial position or future operating results.

                                   Report of Independent Auditors


     Board of Directors
     GATX Capital Corporation

     We have audited the consolidated financial statements of GATX Capital Corporation (a wholly owned subsidiary of GATX Corporation) and subsidiaries listed in the accompanying index to financial statements (Item 14(a)). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements listed in the accompanying index to financial statements (Item 14(a)) present fairly, in all material respects, the consolidated financial position of GATX Capital Corporation and subsidiaries at December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

     In 1992, the Company changed its method of accounting for income taxes and postretirement benefits other than pensions effective January 1, 1992.

                                                ERNST & YOUNG
     January 25, 1994

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GATX CAPITAL CORPORATION
                                      (Registrant)

                                   By /s/ Ronald H. Zech
                                   ----------------------
                                      Ronald H. Zech
                                      President, Director, and
                                      Chief Executive Officer

                                      March 18, 1994


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By /s/ Ronald H. Zech              By /s/ David M. Edwards
- ----------------------             -----------------------
   Ronald H. Zech                     David M. Edwards
   President, Director, and           Senior Vice President -
   Chief Executive Officer            Finance and Administration,
                                      Chief Financial Officer, and Director

   Dated: March 18, 1994              Dated: March 18, 1994


By /s/ Curt F. Glenn                  By /s/ John F. Chlebowski,Jr.
- --------------------                  -----------------------------
   Curt F. Glenn                      John F. Chlebowski, Jr.
   Principal Accounting Officer and        Director
   Vice President & Controller


   Dated: March 18, 1994              Dated: March 18, 1994


By /s/ Frederick L. Hatton         By /s/ Joseph C. Lane
- --------------------------         ---------------------
   Frederick L. Hatton                Joseph C. Lane
   Executive Vice President           Executive Vice President
   and Director                       and Director

   Dated: March 18, 1994              Dated: March 18, 1994