Form 10-Q
period 1994-03-31
GATX CAPITAL CORP
filed 1994-05-12
CIK 357019

SECURITIES AND EXCHANGE COMMISSION
																						WASHINGTON, D.C.  20549




																														Form 10-Q
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
								EXCHANGE ACT OF 1934

OR
								TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
								EXCHANGE ACT OF 1934

	For the Quarter Ended                   Commission File Number
	   March 31, 1994                              I-8319

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


As of April 29, 1994, Registrant has outstanding 1,031,250 shares of $1 par value Common Stock.


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

																								PART I. FINANCIAL INFORMATION

																		GATX CAPITAL CORPORATION AND SUBSIDIARIES
																							CONSOLIDATED BALANCE SHEETS
																														(in Thousands)

																																			March 31,       December 31,    March 31,
																																						 1994              1993          1993
				     																								 -----------      ------------    ----------
ASSETS

Cash and cash equivalents           $     5,350     $    12,950     $    12,974
Investments:
	Direct financing leases							         264,589         275,605         259,678
	Leveraged leases           							     248,979         224,953         256,182
	Operating lease equipment -
	  net of depreciation      							     313,039         254,651         191,415
	Secured loans                  							 257,702         226,073         239,498
	Investment in joint ventures   							 192,911         197,720         185,744
	Assets held for sale or lease   							 60,072          56,777         157,027
	Other investments               							 22,698          24,298          62,926
	Investment in future residuals  							 13,794          14,071          16,500
	Less:
	 Allowance for possible losses 							 (93,773)        (88,193)       (100,684)
				    																											 -----------     -----------     ----------
	     Total investments       							 1,280,011       1,185,955       1,268,286

Due from GATX Corporation                39,493          42,638          43,413
Intangible assets                         3,962           4,027           4,127
Other assets                             10,926          11,028          17,291
																															     -----------     -----------     ----------
		TOTAL ASSETS        														 $1,339,742      $1,256,598      $1,346,091
																															     ===========     ===========     ===========

LIABILITIES AND STOCKHOLDER'S EQUITY

Accrued interest and other payables   $ 49,343        $ 58,126        $ 49,916
Debt financing:
  Commercial paper and
    bankers' acceptances               200,140         104,164         180,651
  Notes payable                         20,438          17,771          49,975
  Obligations under capital lease       21,591          22,442          30,064
  Senior term notes                    615,600         624,850         572,375
																		          				    ----------      ----------      ----------
    Total debt financing               857,769         769,227         833,065
				                                ----------      ----------      ----------
Nonrecourse obligations                 73,273          68,058         103,839
Deferred income                         59,855          62,965          70,472
Deferred income taxes                    9,631          11,053           7,626

Stockholder's equity:
  Convertible preferred stock            1,027           1,027           1,027
  Common stock                           1,031           1,031           1,031
  Additional-paid in capital           151,902         151,902         151,902
  Reinvested earnings                  136,845         133,570         127,853
  Equity adjustment from foreign
    currency translation                  (934)           (361)           (640)
                           				     ----------      ----------      ----------
      Total stockholder's equity       289,871         287,169         281,173
				                                ----------      ----------      ----------
	TOTAL LIABILITIES AND
	  STOCKHOLDER'S EQUITY             $1,339,742      $1,256,598      $1,346,091
				                                ==========      ==========      ==========

																				GATX CAPITAL CORPORATION AND SUBSIDIARIES
											CONSOLIDATED STATEMENTS OF INCOME AND REINVESTED EARNINGS
																															  (in Thousands)

                                       						 Three Months Ended
						                                             March 31,
					                                     	     1994           1993
					                                       --------        --------
Earned income:
	Leases                                     $ 36,313        $ 28,902
	Gain on disposition of equipment              3,992           8,737
	Interest                                      5,267           5,442
	Investment in joint ventures                  1,211           2,465
	Fees                                          3,738             970
	Other                                           842             187
					                                      ---------       ---------
					                                         51,363          46,703
					                                      ---------       ---------
Expenses:
	Interest                                     15,107          16,856
	Operating leases                             11,621           5,519
	Selling, general and administrative           8,516           8,821
	Provision for possible losses                 6,000           4,000
	Other                                           158             753
					                                      ---------       ---------
					                                         41,402          35,949
					                                      ---------       ---------

	INCOME  BEFORE INCOME TAXES                   9,961          10,754
					                                      ---------       ---------
Income taxes:
	Current income tax expense                    4,253             833
	Deferred income tax (benefit)/expense          (219)          3,308
					                                      ---------       ---------
					                                         	4,034           4,141
					                                      ---------       ---------

	NET  INCOME                                   5,927           6,613

Reinvested earnings at
	   beginning of period                      133,570         123,771
Advances on dividends paid
	   to stockholder                            (2,652)         (2,531)
					                                      ---------       ---------
	REINVESTED EARNINGS AT END
		OF PERIOD                                 $136,845        $127,853
					                                       ========        ========

[CAPTION]

																			GATX CAPITAL CORPORATION AND SUBSIDIARIES
																			  STATEMENTS OF CONSOLIDATED CASH FLOWS
																								       (In Thousands)

                                         					Three Months Ended March 31,
					                                              	1994        1993
					                                             --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                     $ 5,927     $ 6,613
  Adjustments to reconcile net income to
    net cash from operating activities:
      Provision for possible losses                6,000       4,000
      Depreciation expense                         7,576       4,476
      Provision for deferred income
	     tax (benefit)/expense                         (219)      3,308
      Gain on disposition of equipment            (3,992)     (8,737)
      Joint venture investment income             (1,211)     (2,465)
      Non-cash changes in assets and liabilities:
	Due from GATX Corporation                         3,145      (7,759)
	Accrued interest and other payables              (8,783)     (5,336)
	Deferred income                                     (95)        (64)
      Other-net                                     (897)     (2,730)
					                                          ---------   ---------
	Net cash flows provided by (used in)
	  operating activities                            7,451      (8,694)
					                                          ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investments in leased equipment, net of
    nonrecourse borrowings for leveraged
      leases                                     (91,079)    (15,064)
  Loans extended to borrowers                    (39,583)    (13,024)
  Other investments                                 (427)    (13,294)
					                                          ---------   ---------
      Total investments                         (131,089)    (41,382)
					                                          ---------   ---------
  Lease rents received, net of earned income and
    leveraged lease nonrecourse debt service       4,311      14,397
  Loan principal received                          7,441      16,004
  Proceeds from disposition of equipment          13,239      12,996
  Joint venture cash distributions                 6,469       2,856
					                                          ---------    --------
      Recovery of investments                     31,460      46,253
					                                          ---------   ---------
	Net cash flows (used in) provided
	  by investing activities                       (99,629)      4,871
					                                           --------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in short term borrowings           98,643      32,535
  Proceeds from issuance of long term debt        20,000      45,000
  Repayment of long term debt                    (29,250)    (68,823)
  Repayment of capital lease obligations            (851)     (1,300)
  Repayment of nonrecourse obligations            (1,312)       (911)
  Dividends paid to stockholder                   (2,652)     (2,531)
					                                           ---------  ---------
	Net cash flows provided by
	  financing activities                           84,578       3,970
					                                           ---------  ---------

  Net (decrease) increase in cash and
    cash equivalents                             (7,600)         147
  Cash and cash equivalents
    at the beginning of the period               12,950       12,827
					                                          ---------   ---------
      Cash and cash equivalents
	at the end of the period                     $   5,350     $ 12,974
					                                          =========   =========

																				 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
																											March 31, 1994 and 1993



1.      General

       The consolidated balance sheet at December 31, 1993 was derived from the audited financial statements at that date. All other consolidated financial statements are unaudited and include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations and financial position for and as of the end of the indicated periods. Operating results for the three months ended
       March 31, 1994 are not necessarily indicative of the results that may be achieved for the entire year.

2.      Reclassifications and restatement

	Certain amounts in the financial statements presented have been reclassified to conform prior years' data to the current presentation.

		   MANAGEMENT'S DISCUSSION AND ANALYSIS

Comparison of Three Months Ended March 31, 1994 to Three Months Ended
- - ---------------------------------------------------------------------
March 31, 1993
- - --------------
GATX Capital Corporation's net income for the three months ended March 31, 1994, was $5.9 million compared to $6.6 million in the comparable period of 1993.

Total earned income was up $4.7 million for the first three months of 1994 compared to the same period in 1993 principally due to increases in lease and fee income, offset by declines in disposition gains and joint venture income. The increase in lease income was the result of new investment volume. Approximately one half of the increase was related to an off-balance sheet sale leaseback transaction of rail equipment acquired during the second quarter of 1993. The remaining increase corresponds to the increase in lease invest-ments on the balance sheet. Fee income was higher during the first quarter of 1994 due to the small number of fees generated during

Disposition gains were generated primarily from the sale of rail and marine equipment. These gains occur unevenly throughout the year as well as from period to period. Joint venture income was lower in 1994 due primarily to the revised residual estimates at one of the Company's technology finance joint ventures. These revised estimates resulted in the reversal of $1.0 million of income in the second quarter of 1993 which had been recognized in the first quarter of 1993. No further income has been recorded for that joint venture.

Total expenses increased $5.5 million between periods primarily due to an increase in operating lease expense, partially offset by decreases in interest and other expenses. The increase in operating lease expense is principally due to increased depreciation and rent expense on operating leases. The increase in depreciation is due to the overall increase in the operating lease portfolio. The increase in rent expense resulted primarily from the sale leaseback transaction discussed above.

Interest expense declined between periods due principally to the sale of half of the Company's investment in a cogeneration facility during the fourth quarter of 1993. In the first quarter of 1993, interest was accrued on the debt related to this facility. The remaining investment is currently accounted for using the equity method and, therefore, interest expense is not separately recorded.

The Company provided $6.0 million for possible losses during the first quarter of 1994 to bring the allowance for possible losses to $93.8 million, or 6.8% of total investments.

Floating rate debt financing represented approximately 35.5% of the Company's capital structure at March 31, 1994. These borrowings support leases and loans tied to the "prime" or similar rates and certain other owned assets.
At March 31, 1994, the Company had $71.9 million more floating rate debt than floating rate assets.

The Company's backlog at March 31, 1994 was $120.5 million.   At March 31,
1994, the Company had a $300 million shelf registration for Series C medium term notes, of which $20.0 million had been issued. The Company also had unused capacity under its credit agreements of $85.8 million at March 31, 1994.

		       Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

The Company was not required to report any events pursuant to the instructions for Form 8-K for any of the three months ended March 31, 1994.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     	GATX CAPITAL CORPORATION



                                     	/s/ Ronald H. Zech
	                                     -------------------------
                                      Ronald H. Zech
	                                     President, Director, and
	                                     Chief Executive Officer




                                    	/s/ Curt F. Glenn
                                     --------------------------
	                                    Curt F. Glenn
                                    	Principal Accounting Officer and
	                                    Vice President & Controller






May 11, 1994