Form 10-Q
period 1994-06-30
GATX CAPITAL CORP
filed 1994-08-12
CIK 357019

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

   For the Quarter Ended                   Commission File Number
       June 30, 1994                               I-8319

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


As of July 29, 1994, Registrant has outstanding 1,031,250 shares of $1 par value Common Stock.


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL
INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING
THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                  PART I. FINANCIAL INFORMATION

            GATX CAPITAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                         (in Thousands)

                                  June 30,   December 31,   June 30,
                                     1994         1993         1993
                                 -----------  ------------  ----------
ASSETS

Cash and cash equivalents         $  13,941     $ 12,950     $ 12,894
Investments:
  Direct financing leases           252,629      275,605      269,785
  Leveraged leases                  258,602      224,953      235,417
  Operating lease equipment -
    net of depreciation             302,676      254,651      346,509
  Secured loans                     249,711      226,073      225,254
  Investment in joint ventures      190,407      197,720      196,189
  Assets held for sale or lease      42,970       56,777       90,451
  Other investments                  22,791       24,298       61,861
  Investment in future residuals     13,604       14,071       16,923
  Less:
    Allowance for possible losses   (91,045)     (88,193)    (108,731)
                                 -----------  -----------   ----------
      Total investments           1,242,345    1,185,955    1,333,658

Due from GATX Corporation            43,226       42,638       37,847
Intangible assets                     3,928        4,027        4,272
Other assets                         11,633       11,028       19,726
                                 -----------  -----------  -----------
      TOTAL ASSETS               $1,315,073   $1,256,598   $1,408,397
                                 ===========  ===========  ===========

            GATX CAPITAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                         (in Thousands)


                                   June 30,   December 31,   June 30,
                                     1994         1993         1993
                                 -----------  ------------  ----------
LIABILITIES AND STOCKHOLDER'S EQUITY

Accrued interest and
      other payables              $ 108,203     $ 58,126     $ 57,262
Debt financing:
  Commercial paper and
    bankers' acceptances            165,520      104,164      206,805
  Notes payable                      13,777       17,771       32,688
  Obligations under capital leases   20,569       22,442       29,145
  Senior term notes                 623,600      624,850      619,696
                                  ----------   ----------   ----------
    Total debt financing            823,466      769,227      888,334
                                  ----------   ----------   ----------
Nonrecourse obligations              72,533       68,058      104,044
Deferred income                       9,002       62,965       67,317
Deferred income taxes                 9,106       11,053        3,598

Stockholder's equity:
  Convertible preferred stock         1,027        1,027        1,027
  Common stock                        1,031        1,031        1,031
  Additional paid-in capital        151,902      151,902      151,902
  Reinvested earnings               139,725      133,570      134,584
  Equity adjustment from foreign
    currency translation               (922)        (361)        (702)
                                  ----------   ----------   ----------
    Total stockholder's equity      292,763      287,169      287,842
                                  ----------   ----------   ----------
    TOTAL LIABILITIES AND
        STOCKHOLDER'S EQUITY     $1,315,073   $1,256,598   $1,408,397
                                  ==========   ==========   ==========

              GATX CAPITAL CORPORATION AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF INCOME AND REINVESTED EARNINGS
                         (in Thousands)


                           Three Months Ended       Six Months Ended
                                 June 30,                June 30,
                              1994       1993        1994        1993
                          --------   --------    --------    --------
Earned income:
  Leases                  $ 36,940   $ 28,420    $ 73,253    $ 57,322
  Gain on disposition
     of equipment            2,805     26,234       6,797      34,971
  Interest                   6,167      4,684      11,434      10,126
  Investment in joint
     ventures                1,981      1,467       3,192       3,932
  Fees                       1,203      1,632       4,941       2,602
  Other                        871      1,702       1,713       1,889
                          --------   --------    --------    --------
                            49,967     64,139     101,330     110,842
                          --------   --------    --------    --------
Expenses:
  Interest                  15,637     16,616      30,744      33,472
  Operating leases          11,557      8,006      23,178      13,525
  Selling, general and
     administrative          9,233      9,665      17,749      18,486
  Provision for possible
     losses                  4,000     12,000      10,000      16,000
  Other                        243        630         401       1,383
                          --------   --------    --------    --------
                            40,670     46,917      82,072      82,866
                          --------   --------    --------    --------

  INCOME BEFORE
     INCOME TAXES            9,297     17,222      19,258      27,976
                          --------   --------    --------    --------
Income taxes:
  Current income tax
     expense                 4,213     11,287       8,466      12,120
  Deferred income tax
     benefit                  (447)    (3,703)       (666)       (395)
                          --------   --------    --------    --------
                             3,766      7,584       7,800      11,725
                          --------   --------    --------    --------

  NET  INCOME                5,531      9,638      11,458      16,251

Reinvested earnings at
     beginning of period   136,845    127,853     133,570     123,771
Advances on dividends paid
     to stockholder         (2,651)    (2,907)     (5,303)     (5,438)
                          --------   --------    --------    --------
  REINVESTED EARNINGS
     AT END OF PERIOD     $139,725   $134,584    $139,725    $134,584
                          ========   ========    ========    ========

            GATX CAPITAL CORPORATION AND SUBSIDIARIES
              STATEMENTS OF CONSOLIDATED CASH FLOWS
                              (In Thousands)


                                                    Six Months
                                                   Ended June 30,
                                                   1994       1993
                                                 --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                    $ 11,458   $ 16,251
  Adjustments to reconcile net income to
      net cash from operating activities:
    Provision for possible losses                 10,000     16,000
    Depreciation expense                          14,898     11,215
    Provision for deferred income
      tax benefit                                   (666)      (395)
    Gain on disposition of equipment              (6,797)   (34,971)
    Joint venture investment income               (3,192)    (3,932)
    Non-cash changes in assets and liabilities:
      Due from GATX Corporation                     (588)    (2,193)
      Accrued interest and other payables         50,077      1,571
      Deferred income                            (47,933)      (204)
    Other-net                                     (1,575)    (5,569)
                                                ---------  ---------
    Net cash flows provided by (used in)
      operating activities                        25,682     (2,227)
                                                ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investments in leased equipment, net of
    nonrecourse borrowings for leveraged leases (105,531)  (148,119)
  Loans extended to borrowers                    (45,759)   (15,705)
  Other investments                                 (790)   (34,042)
                                                ---------  ---------
      Total investments                         (152,080)  (197,866)
                                                ---------  ---------
  Lease rents received, net of earned income and
    leveraged lease nonrecourse debt service       7,883     14,700
  Loan principal received                         18,824     31,041
  Proceeds from disposition of equipment          35,434     64,239
  Proceeds from disposition of real estate         7,012     19,734
  Joint venture cash distributions                11,352     13,401
                                                ---------  ---------
      Recovery of investments                     80,505    143,115
                                                ---------  ---------
      Net cash flows used in
        investing activities                    $(71,575)  $(54,751)
                                                ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in short term borrowings         $ 57,362   $ 41,402
  Proceeds from issuance of long term debt        55,000    103,000
  Proceeds from nonrecourse debt borrowings            -      2,800
  Repayment of long term debt                    (56,250)   (79,502)
  Repayment of capital lease obligations          (1,873)    (2,218)
  Repayment of nonrecourse obligations            (2,052)    (2,999)
  Dividends paid to stockholder                   (5,303)    (5,438)
                                                ---------  ---------
    Net cash flows provided by
      financing activities                        46,884     57,045
                                                ---------  ---------

  Net increase in cash and
    cash equivalents                                 991         67
  Cash and cash equivalents
    at the beginning of the period                12,950     12,827
                                                ---------  ---------
  Cash and cash equivalents
    at the end of the period                    $ 13,941   $ 12,894
                                                =========  =========

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     June 30, 1994 and 1993



  1.   General

       The consolidated balance sheet at December 31, 1993 was derived from the audited financial statements at that date. All other consolidated financial statements are unaudited and include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations and financial position for and as of the end of the indicated periods. Operating results for the three and six months ended June 30, 1994 are not necessarily indicative of the results that may be achieved for the entire year.

  2.   Reclassifications and restatement

       Certain amounts in the financial statements presented have been reclassified to conform prior years' data to the current presentation.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS

Comparison of the Six Months Ended June 30, 1994 to the Six
Months Ended June 30, 1993

GATX Capital Corporation's net income for the six months ended
June 30, 1994, was $11.5 million compared to $16.3 million in the comparable period of 1993.

Total earned income was down $9.5 million for the first six months of 1994 compared to the same period in 1993 principally due to the decrease in disposition gains. Disposition gains do not fall evenly from period to period and are generated primarily from the sale of equipment at scheduled lease termination dates. However, the 1993 amount includes a $16.2 million gain from an insurance settlement related to marine equipment.

Partially offsetting the decline in disposition gains were increases in lease, interest, and fee income. The increase in lease income was principally the result of new investment volume. Approximately one half of the increase was related to an off-balance sheet sale leaseback transaction of rail equipment acquired late in the second quarter of 1993. The remaining increase corresponds to the increase in lease investments on the balance sheet. Interest income increased between years as a result of higher interest rates and new loan volume. Fee income was higher during the first six months of 1994 mainly due to a large residual remarketing fee recorded in 1994.

Total expenses decreased slightly between periods. Decreases in interest expense, provision for possible losses, and other expense were offset by an increase in operating lease expense. Interest expense declined between periods principally due to the sale of half of the Company's investment in a cogeneration facility during the fourth quarter of 1993. During the first half of 1993, interest expense was recognized on the debt related to this facility. The remaining investment is currently accounted for using the equity method and, therefore, interest expense is not separately recorded. Other expense also decreased as a result of this sale. The increase in operating lease expense is principally due to increased depreciation and rent expense on operating leases. The increase in depreciation is due to the overall increase in the operating lease portfolio. The increase in rent expense resulted primarily from the sale leaseback transaction discussed above.

The Company provided $10.0 million for possible losses during the first six months of 1994 to bring the allowance for possible losses to $91.0 million, or 6.8% of total investments.

The increase in accrued interest and other payables results primarily from the reclassification of $48.0 million from deferred income. During the second quarter of 1994, American Airlines exercised its option to return four DC-10 aircraft in January, 1995. The $48.0 million was received in advance and was deferred pending its recording as disposition proceeds upon purchase by the customer or its repayment upon return of the equipment at the customer s option.

Floating rate debt financing represented approximately 35.4% of the Company's capital structure at June 30, 1994. These borrowings support leases and loans tied to the "prime" or similar rates and certain other owned assets. At June 30, 1994, the Company had $58.6 million more floating rate debt than floating rate assets.

The Company's backlog at June 30, 1994 was $138.7 million.   At
June 30, 1994, the Company had a $300 million shelf registration for Series C medium term notes, of which $55.0 million had been issued. The Company also had unused capacity under its credit agreements of $114.5 million at June 30, 1994.

                   Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

The Company was not required to report any events pursuant to the instructions for Form 8-K for any of the three months ended
June 30, 1994.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              GATX CAPITAL CORPORATION



                              /s/ Ronald H. Zech
																														--------------------
                              Ronald H. Zech
                              President, Director, and
                              Chief Executive Officer




                              /s/ Curt F. Glenn
                              --------------------
                              Curt F. Glenn
                              Principal Accounting Officer and
                              Vice President & Controller









August 12, 1994