Form 10-Q
period 1994-09-30
GATX CAPITAL CORP
filed 1994-11-10
CIK 357019

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

   For the Quarter Ended                   Commission File Number
   September 30, 1994                               I-8319

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


As of October 31, 1994, Registrant has outstanding 1,031,250 shares of $1 par value Common Stock.


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL
INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING
THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                   PART I. FINANCIAL INFORMATION

            GATX CAPITAL CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS
                         (in Thousands)

                                  Sept. 30,   December 31,  Sept. 30,
                                     1994         1993         1993
                                 -----------  ------------  ----------
ASSETS
Cash and cash equivalents         $  21,989     $ 12,950     $  7,469
Investments:
  Direct financing leases           240,155      275,605      259,669
  Leveraged leases                  255,038      224,953      229,763
  Operating lease equipment -
    net of depreciation             293,915      254,651      252,270
  Secured loans                     219,098      226,073      218,408
  Investment in joint ventures      189,107      197,720      198,319
  Assets held for sale or lease      41,632       56,777       79,800
  Other investments                  22,316       24,298       60,047
  Investment in future residuals     13,716       14,071       16,640
  Less:
    Allowance for possible losses   (96,239)     (88,193)    (106,720)
                                 -----------  -----------   ----------
      Total investments           1,178,738    1,185,955    1,208,196

Due from GATX Corporation            45,560       42,638       45,153
Intangible assets                     3,818        4,027        4,162
Other assets                         10,198       11,028       17,469
                                 -----------  -----------  -----------
      TOTAL ASSETS               $1,260,303   $1,256,598   $1,282,449
                                 ===========  ===========  ===========


LIABILITIES AND STOCKHOLDER'S EQUITY

Accrued interest                  $  13,514     $ 14,489     $ 14,860
Accounts payable and
  other liabilities                  90,439       43,637       37,649

Debt financing:
  Commercial paper and
    bankers' acceptances            125,600      104,164       89,152
  Notes payable                      14,081       17,771       18,290
  Obligations under capital leases   19,675       22,442       27,775
  Senior term notes                 623,600      624,850      626,850
                                  ----------   ----------   ----------
    Total debt financing            782,956      769,227      762,067
                                  ----------   ----------   ----------
Nonrecourse obligations              56,070       68,058      106,077
Deferred income                       6,324       62,965       65,787
Deferred income taxes                14,474       11,053        8,666

Stockholder's equity:
  Convertible preferred stock         1,027        1,027        1,027
  Common stock                        1,031        1,031        1,031
  Additional paid-in capital        151,902      151,902      151,902
  Reinvested earnings               143,181      133,570      134,430
  Equity adjustment from foreign
    currency translation               (615)        (361)      (1,047)
                                  ----------   ----------   ----------
    Total stockholder's equity      296,526      287,169      287,343
                                  ----------   ----------   ----------
    TOTAL LIABILITIES AND
        STOCKHOLDER'S EQUITY     $1,260,303   $1,256,598   $1,282,449
                                  ==========   ==========   ==========

            GATX CAPITAL CORPORATION AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF INCOME AND REINVESTED EARNINGS
                         (in Thousands)


                           Three Months Ended      Nine Months Ended
                              September 30,           September 30,

                              1994       1993        1994        1993
                          --------   --------    --------    --------
Earned income:
  Leases                  $ 36,415   $ 34,224    $109,668    $ 91,546
  Gain on disposition
     of equipment            4,368      6,731      11,165      41,702
  Interest                   8,103      4,416      19,537      14,542
  Investment in joint
     ventures                3,340      2,852       6,532       6,784
  Fees                       2,063      2,669       7,004       5,271
  Other                      1,381      2,879       3,094       4,768
                          --------   --------    --------    --------
                            55,670     53,771     157,000     164,613
                          --------   --------    --------    --------
Expenses:
  Interest                  15,907     16,869      46,651      50,340
  Operating leases          13,233     10,986      36,411      24,510
  Selling, general and
     administrative         10,209      8,757      27,958      27,243
  Provision for possible
     losses                  5,000      8,000      15,000      24,000
  Other                        193        578         594       1,962
                          --------   --------    --------    --------
                            44,542     45,190     126,614     128,055
                          --------   --------    --------    --------
  INCOME BEFORE
     INCOME TAXES           11,128      8,581      30,386      36,558
                          --------   --------    --------    --------
Income taxes:
  Current income tax
     expense                  (716)       417       7,750      12,539
  Deferred income tax
     benefit                 5,232      5,111       4,566       4,715
                          --------   --------    --------    --------
                             4,516      5,528      12,316      17,254
                          --------   --------    --------    --------

  NET  INCOME                6,612      3,053      18,070      19,304

Reinvested earnings at
     beginning of period   139,725    134,584     133,570     123,771
Advances on dividends paid
     to stockholder         (3,156)    (3,207)     (8,459)     (8,645)
                          --------   --------    --------    --------
  REINVESTED EARNINGS
     AT END OF PERIOD     $143,181   $134,430    $143,181    $134,430
                          ========   ========    ========    ========

             GATX CAPITAL CORPORATION AND SUBSIDIARIES

               STATEMENTS OF CONSOLIDATED CASH FLOWS
                          (In Thousands)

                                                 Nine Months Ended
                                                    September 30,
                                                   1994       1993
                                                 --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                    $ 18,070   $ 19,304
  Adjustments to reconcile net income to
      net cash from operating activities:
    Provision for possible losses                 15,000     24,000
    Depreciation expense                          23,791     20,484
    Provision for deferred income
      tax benefit                                  4,566      4,715
    Gain on disposition of equipment             (11,165)   (41,702)
    Joint venture investment income               (6,532)    (6,784)
    Non-cash changes in assets and liabilities:
      Due from GATX Corporation                   (2,922)    (9,499)
      Accrued interest, accounts payable
        and other liabilities                     45,827     (1,644)
      Deferred income                            (47,934)     1,281
    Other-net                                        154     (4,564)
                                                ---------  ---------
    Net cash flows provided by
      operating activities                        38,855      5,591
                                                ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investments in leased equipment, net of
    nonrecourse borrowings for leveraged leases (128,972)  (160,818)
  Loans extended to borrowers                    (55,293)   (24,005)
  Other investments                               (1,103)   (43,734)
                                                ---------  ---------
      Total investments                         (185,368)  (228,557)
                                                ---------  ---------
  Lease rents received, net of earned income and
    leveraged lease nonrecourse debt service      17,214     24,440
  Loan principal received                         58,413     45,652
  Proceeds from disposition of equipment          52,947     80,168
  Proceeds from disposition of real estate owned   8,160     27,551
  Joint venture cash distributions                16,275     19,750
                                                ---------  ---------
      Recovery of investments                    153,009    197,561
                                                ---------  ---------
  Proceeds from disposition of other assets           -      90,604
                                                ---------  ---------
      Net cash flows (used in) provided by
        investing activities                     (32,359)    59,608
                                                ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in short term
      borrowings                                  17,746    (90,649)
  Proceeds from issuance of long term debt        55,000    120,000
  Proceeds from nonrecourse debt borrowings            -      7,011
  Repayment of long term debt                    (56,250)   (89,348)
  Repayment of capital lease obligations          (2,767)    (3,589)
  Repayment of nonrecourse obligations            (2,727)    (5,337)
  Dividends paid to stockholder                   (8,459)    (8,645)
                                                ---------  ---------
    Net cash flows provided by (used in)
      financing activities                         2,543    (70,557)
                                                ---------  ---------

  Net increase (decrease) in cash and
    cash equivalents                               9,039     (5,358)
  Cash and cash equivalents
    at the beginning of the period                12,950     12,827
                                                ---------  ---------
  Cash and cash equivalents
    at the end of the period                   $  21,989  $   7,469
                                                =========  =========

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  September 30, 1994 and 1993



  1.   General

       The consolidated balance sheet at December 31, 1993 was derived from the audited financial statements at that date. All other consolidated financial statements are unaudited and include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations and financial position for and as of the end of the indicated periods. Operating results for the three and nine months ended September 30, 1994 are not necessarily indicative of the results that may be achieved for the entire year. The notes to the financial statements contained in the annual report for December 31, 1993 should be read in conjunction with these financial statements.

  2.   Reclassifications and restatement

       Certain amounts in the financial statements presented have been reclassified to conform prior years' data to the current presentation.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS

Comparison of the Nine Months Ended September 30, 1994 to the
Nine Months Ended September 30, 1993

GATX Capital Corporation's net income for the nine months ended
September 30, 1994, was $18.1 million compared to $19.3 million in the same period of 1993.

Total earned income was down $7.6 million between years principally due to the decrease in disposition gains, which was partially offset by greater lease, interest and fee income. Disposition gains do not fall evenly from period to period and are generated primarily from the sale of equipment at scheduled lease termination dates. However, the 1993 amount includes a $16.6 million gain from an insurance settlement related to marine equipment. The increase in lease income primarily resulted from new investment volume in the operating lease portfolio, both on and off the balance sheet, which generated an increase in operating lease income. Interest income increased between years as a result of higher interest rates and the early payoff of a loan in the third quarter of 1994 which generated a $1.3 million prepayment premium. Fee income was higher during the first nine months of 1994 mainly due to a large residual remarketing fee received in 1994.

Total expenses decreased slightly between periods. Decreases in both interest expense and the provision for possible losses were offset by an increase in operating lease expense. Interest expense, other expense, and other income declined between periods principally because of the sale of half of the Company's investment in a cogeneration facility during the fourth quarter of 1993. The remaining investment is currently accounted for using the equity method and, therefore, the related interest expense is not separately reported. The increase in operating lease expense is principally due to increased depreciation and rent expense on operating leases. Depreciation on certain older, wide-body aircraft in the operating lease portfolio was accelerated. Rent expense includes a sale leaseback transaction of rail equipment completed during the fourth quarter of 1993.

The Company provided $15.0 million for possible losses during the first nine months of 1994 to bring the allowance for possible losses to $96.2 million, or 7.5% of total investments.

The increase in accounts payable and other liabilities results primarily from the reclassification of $48.0 million from deferred income. During the second quarter of 1994, American Airlines exercised its option to return four DC-10 aircraft in January, 1995. The $48.0 million was received in advance and was deferred pending its recording as disposition proceeds upon purchase by the customer or its repayment upon return of the equipment at the customer's option.

Floating rate debt financing represented approximately 33.5% of the Company's capital structure at September 30, 1994. These borrowings support leases and loans tied to LIBOR or similar rates. At September 30, 1994, the Company had $18.6 million more floating rate debt than floating rate assets.

At September 30, 1994, the Company had $181.1 million of transactions which had been approved but had not yet been funded. Of this amount, the Company expects to fund approximately $100.0 million in the next 12 months and the remainder beyond. The Company generates cash from operations and from portfolio proceeds and has certain facilities for borrowing. The Company has a $300.0 million shelf registration for Series C medium term notes, of which $55.0 million had been issued as of September 30, 1994. The Company also had unused capacity under its credit agreements of $154.4 million at September 30, 1994.

                   Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

The Company was not required to report any events pursuant to the instructions for Form 8-K for any of the three months ended
September 30, 1994.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              GATX CAPITAL CORPORATION



                              /s/ Joseph C. Lane
                              ------------------------
                              Joseph C. Lane
                              President, Director, and
                              Chief Executive Officer




                              /s/ Michael E. Cromar
                              ------------------------
                              Michael E. Cromar
                              Vice President and
                              Chief Financial Officer



                              /s/ Curt F. Glenn
                              ------------------------
                              Curt F. Glenn
                              Principal Accounting Officer and
                              Vice President & Controller











November 10, 1994