Form 10-K405
GATX CAPITAL CORP
filed 1995-03-29
CIK 357019

SECURITIES AND EXCHANGE COMMISSION
			       WASHINGTON, D.C.  20549


				      Form 10-K

 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----      EXCHANGE ACT OF 1934
					  OR

     	   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----      EXCHANGE ACT OF 1934

	   For the Year Ended                       Commission File Number
	   December 31, 1994                                 I-8319

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

Yes    X       No
     ----           -----

All Common Stock of Registrant is held by GATX Financial Services, Inc. (a wholly-owned subsidiary of GATX Corporation).


As of March 17, 1995, Registrant has outstanding 1,031,250 shares of $1 par value Common Stock.


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                  			 DOCUMENTS INCORPORATED BY REFERENCE


Document                                              Part of Form 10-K
------------                                        -----------------------
Annual Report to Stockholder for                    Part II Items 6,7 & 8
   Fiscal Year Ended December 31, 1994
     (the "Annual Report")

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

Form 10-K for the Year Ended                        Part IV Item 14(a)3
   December 31, 1982 filed with the
      Commission on March 28, 1983

Form 10-K for the Year Ended                        Part IV Item 14(a)3
   December 31, 1985 filed with the
      Commission on March 24, 1986

Form 10-K for the Year Ended                        Part IV Item 14(a)3
   December 31, 1989 filed with the
      Commission on March 30, 1990

Form 10-K for the Year Ended                        Part IV Item 14(a)3
   December 31, 1990 filed with the
      Commission on March 30, 1991

Form 10-K for the Year Ende                         Part IV Item 14(a)3
   December 31, 1992 filed with the
      Commission on March 31, 1993

				       PART I

Item 1.  Business
---------------------

The principal business of GATX Capital Corporation and subsidiaries (the "Company") is to provide and arrange equipment leases and other loan financing. The Company also manages a portfolio of leased equipment for its own account and the account of others. GATX Capital Corporation is a wholly-owned subsidiary of GATX Corporation.

Item 2.  Properties
----------------------

The Company leases all of its office space and owns no materially important physical properties other than those related directly to its investment portfolio. The Company's principal offices are rented under a twelve year lease expiring in 2003.

Item 3.  Legal Proceedings
---------------------------------

There are no legal proceedings pending to which the Company is a party, other than routine litigation in the normal course of business of the Company. The Company believes that the outcome of any lawsuit or claim which is pending or threatened will not have a material adverse effect on its financial condition or operations.


Item 4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------------------

Omitted under provisions of the reduced disclosure format.



				       PART II


Item 5.  Market for the Registrant's Common Stock and Related Stockholder
-----------------------------------------------------------------------------
Matters
--------

Not applicable. All common stock of the Registrant is held by GATX Corporation. Information regarding dividends is shown on the consolidated statements of income and reinvested earnings included in Item 8.

Item 6.  Selected Financial Data
---------------------------------------

Omitted under provisions of the reduced disclosure format.

Item 7.  Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------------
Results of Operations
---------------------

Incorporate herein by reference to the Annual Report, pages 19, 21, 22 and 25, included as Exhibit 13 of this document.

Item 8.  Financial Statements and Supplementary Data
-----------------------------------------------------

The following consolidated financial statements of GATX Capital Corporation, included in the 1994 Annual Report (Exhibit 13), are incorporated herein by reference (page references are to the Annual Report):

     Consolidated Statements of Income and Reinvested Earnings
	Years Ended December 31, 1994, 1993 and 1992            Page 20

     Consolidated Balance Sheets
	As of December 31, 1994 and 1993                        Page 23

     Consolidated Statements of Cash Flows
	Years Ended December 31, 1994, 1993 and 1992            Page 24

     Notes to Consolidated Financial Statements             Pages 26-33


Item 9.  Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------------
Financial Disclosure
---------------------

None.

				       PART III

Item 10(a).  Directors of the Registrant
----------------------------------------------

Name                      Office Held                  Since           Age
-------                  --------------              --------        -------
James J. Glasser      Chairman of the Board            1971            60
Joseph C. Lane        President and Director           1994            41
Alan C. Coe           Executive Vice President
                     			and Director                   1994            43
Jesse V. Crews        Executive Vice President
		                     	and Director                   1994            42
David M. Edwards      Director                         1990            43
Frederick L. Hatton   Executive Vice President
		                     	and Director                   1984            52
Ronald H. Zech        Director                         1984            51



Item 10(b).  Executive Officers of the Registrant

Name                      Office Held                  Since           Age
-------                  --------------              --------        -------
Joseph C. Lane          President, Director, and
                    			 Chief Executive Officer         1994            41

Frederick L. Hatton     Executive Vice President
			                     and Director                    1984            52
Alan C. Coe             Executive Vice President
			                     and Director                    1994            43
Jesse V. Crews          Executive Vice President
			                     and Director                    1994            42
Michael E. Cromar       Vice President and Chief
			                       Financial Officer              1994            47
Cal C. Harling          Senior Vice President            1994            46
Robert J. Sammis        Senior Vice President            1993            48
Thomas C. Nord          Vice President, General  Counsel,
			                       and Secretary                  1980            54
George R. Prince        Vice President and Treasurer     1983            50
Curt F. Glenn           Principal Accounting Officer,    1992            40
                       			Vice President and Controller
Valerie C. Williams     Vice President - Human Resources 1989            50


JOSEPH C. LANE, President, Director and Chief Executive Officer since 1994. Mr. Lane joined the Company in 1979 as a Financial Analyst and has served as District Manager, Regional Manager, Vice President, Senior Vice President and Executive Vice President. Mr. Lane was formerly Vice President - Corporate Finance for Rotan Mosle Investment Bankers (two years) and a member of the
Yale University Development Faculty (three years).   Mr. Lane currently serves
as a Director of the Equipment Leasing Association Board. He received a BA from Yale University in 1975.


FREDERICK L. HATTON, Executive Vice President and Director since 1984. Mr. Hatton joined the Company in 1983 as Senior Vice President and President of GATX Air. He is currently responsible for GATX Airlog. Prior to 1983, he served as Vice President-Marketing for two years, and Executive Vice President for four years with International Air Service Company (IASCO). Prior to IASCO, Mr. Hatton served in a number of managerial capacities for Flying
Tiger Lines. He received a BS from Yale University in 1964, an MS in aerospace management from the University of Southern California in 1971, and an MBA from the Wharton School in 1972. Mr. Hatton served as a U.S. Marine Corps fighter pilot from 1964 to 1970 including a tour in Vietnam.


ALAN C. COE, Executive Vice President and Director since 1994. Mr. Coe joined the Company in 1977 as a Financial Analyst and has held a variety of positions both domestically and internationally. Prior to 1977, Mr. Coe served as an officer in the United States Air Force (four years) and as Vice President - Corporate Finance - with Rotan Mosle in Houston, Texas (three years). Mr. Coe received a BA from Southern Methodist University in 1973 and his MBA from Golden Gate University in 1976.


JESSE V. CREWS, Executive Vice President and Director since 1994. Mr. Crews joined the Company in 1977 as a Financial Analyst and had a variety of positions, including Regional Manager of the Singapore (two years) and New Orleans/Houston (five years) offices before returning to San Francisco in 1985. He has been broadly responsible for the development of new business investment opportunities for the Company's own portfolio since 1986 and as head of the Corporate Finance Group from 1990 to 1994. Mr. Crews received a BA from Yale and an MBA from the University of Virginia.


MICHAEL E. CROMAR, Vice President and Chief Financial Officer since October 1994. Prior to joining GATX, Mr. Cromar was Vice President, Treasurer and Chief Financial Officer at The Harper Group, Inc., a San Francisco based international logistics services company (two years). Previously, he served S.A. Louis-Dreyfus & Cie., principally as Senior Vice President, Finance and Information, for Gearbulk Ltd. an industrial bulk shipping joint venture in Bergen, Norway (four years). From 1982 to 1988 (five years) he was corporate controller and a director of information technology for American President Companies, Ltd. From 1975, he held a variety of financial
management positions with Natomas Co., an energy resources company.   Mr.
Cromar began his career with Touche Ross & Co. where he was a Certified Public Accountant. He received a BS degree in Business Administration in 1972 from the University of Utah and was an infantry officer in the U.S. Army, including service in Vietnam.


CAL C. HARLING, Senior Vice President since 1994. Mr Harling joined the Company in 1987 as Vice President, Technology Financing. Prior to 1987 Mr. Harling was an independent consultant for two years. Mr. Harling worked for Decimus Corporation, a subsidiary of BankAmerica Corporation, for ten years starting in 1975. While at Decimus Mr. Harling held various positions including Vice President of Vendor Operating Leasing, Vice President of Portfolio Management, and other management positions in systems development. Mr. Harling received a BS from California State University, Sacramento in 1973.


ROBERT J. SAMMIS, Senior Vice President - Corporate Development since 1993. Mr. Sammis joined the Company in 1975 as Associate Counsel. He has served as a Senior Vice President in charge of Equipment Management and as Managing Director, International. Mr. Sammis is a Fulbright scholar and, in that capacity, taught law at the University of Los Andes, Bogota, Columbia. Prior to joining the Company, he was with Pillsbury, Madison & Sutro as Associate Counsel. Mr. Sammis received a BA from the University of California and a JD from the University of Michigan.


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


CURT F. GLENN, Principal Accounting Officer, Vice President and Controller since 1992. Mr. Glenn joined the company in 1980 as Assistant Tax Manager, was appointed Tax Manager in 1985 and elected Vice President in 1989. Prior to joining the Company, Mr. Glenn was a Senior Tax Analyst at GATX Corporation (two years) and a Senior Tax Accountant with Trans Union Corporation (four years). Mr. Glenn received a B.S. in Accounting from DePaul University in 1977. Mr. Glenn is currently Chairman of the Federal Tax Committee of the Equipment Leasing Association of America.


VALERIE C. WILLIAMS, Vice President - Human Resources since 1989. Prior to joining GATX, Ms. Williams was President of VC Williams & Associates, a human resources consulting firm; was Director, Corporate Compensation and Incentives at Carson Pirie Scott & Co. and Consultant, Compensation with A.S. Hansen, Inc. Ms. Williams received her MBA from Lake Forest College in 1980.

Items 11, 12 & 13
----------------------

Omitted under provisions of the reduced disclosure format.

				       PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
---------------------------------------------------------------------------
(a) 1. Financial statements

The following consolidated financial statements of GATX Capital Corporation included in the Annual Report for the year ended December 31, 1994, are incorporated by reference in Item 8.

   Consolidated Balance Sheets
      As of December 31, 1994 and 1993
   Consolidated Statements of Income and Reinvested Earnings
      Years Ended December 31, 1994, 1993 and 1992
   Consolidated Statements of Cash Flows
      Years Ended December 31, 1994, 1993 and 1992
   Notes to Consolidated Financial Statements

    2.   Financial statement schedules

All financial statement schedules have been omitted because they are not applicable or because required information is provided in the financial statements, including the notes thereto, which are incorporated by reference in Item 8.

Item 14.(a) (continued)
---------------------------
    3.   Exhibits Required by Item 601 of Regulation S-K

   Exhibit
   Number
   -----------
      3(a)   Restated Certificate of Incorporation of the Company.(1)
      3(b)   By-laws of the Company.(2)
      4(d)   Term Loan Agreement between the Company and a Bank dated as of
     	       December 26, 1990.(3)
     10(a)   Office Leases, Four Embarcadero Center, dated October 1, 1990 and
	            June 1, 1991, between the Company and Four Embarcadero Center
	            Venture.(3)
     10(b)   Tax Operating Agreement dated January 1, 1983 between GATX
	            Corporation and GATX Leasing Corporation.(4)
     10(c)   Preferred Stock and Tax Assumption program and Issuance of Common
	            Stock.(5)
     10(d)   Preferred Stock Redemption Agreement.(6)
     10(e)   Credit Agreement among the Company, the Subsidiaries listed in
     	       Schedule II thereto, the Banks listed on the signature pages
	            thereto, and Chase Manhattan Bank, as agent for the Banks,
	            dated December 14, 1992.(7)
     10(f)   Credit Agreement among the Company, its two subsidiaries
           		operating in Canada, and the Bank of Montreal, dated December
           		14, 1992.(7)
     10(g)  Second Amendment, dated June 14, 1994, to Credit Agreement referred
          		to in 10(f).(8)
     10(h)  Third Amendment, dated December 1, 1994, to Credit Agreement
          		referred to in 10(f).(8)
     10(i)   Amendment No. 1, dated December 1, 1994, to Credit Agreement
          		 referred to in 10(e).(8)
     10(j)   First Amendment, dated June 20, 1993, to Credit Agreement referred to in 10(f).(8)
     12      Computation of Ratio of Earnings to Fixed Charges.(8)
     13      Annual Report to Shareholder, pages 19-34.(8)
     23      Consent of Independent Auditors.(8)
     27      Financial Data Schedule.(8)
     99      Listing of Medium Term Notes.(8)

The Registrant agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of long-term debt of the Registrant the authorized principal amount of which does not exceed 10% of the total assets of Registrant.




   (1)   Incorporated by reference to Form 10-K filed with the Commission on
   	      March 30, 1990.
   (2)   Incorporated by reference to Registration Statement on Form S-1, as
	         amended, (file number 2-75467) filed with the Commission on
     	    December 23, 1981, page II-4.
   (3) Incorporated by reference to Form 10-K filed with the Commission on March 30, 1991.
   (4) Incorporated by reference to Form 10-K filed with the Commission on March 28, 1983.
   (5) Incorporated by reference to Form 10-K filed with the Commission on March 24, 1986.
   (6) Included in the Restated Certificate of Incorporation incorporated by reference herein.
   (7) Incorporated by reference to Form 10-K filed with the Commission on March 31, 1993.
   (8) Submitted to the Securities and Exchange Commission with the electronic filing of this document.

Item 14(b).  Reports on Form 8-K
-----------------------------------------
No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

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

In our opinion, the financial statements listed in the accompanying index to financial statements Item 14(a)) present fairly, in all material respects, the consolidated financial position of GATX Capital Corporation and subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

In 1992, the Company changed its method of accounting for income taxes and postretirement benefits other than pensions effective January 1, 1992.



ERNST & YOUNG LLP


San Francisco, California
January 24, 1995

				   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


GATX CAPITAL CORPORATION

(Registrant)


By   /s/ Joseph C. Lane

------------------------------

Joseph C. Lane
President, Director, and
Chief Executive Officer


March 27, 1995


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By   /s/ Joseph C. Lane                       By   /s/ Michael E. Cromar
----------------------                            ---------------------------
       Joseph C. Lane                              Michael E. Cromar
       President, Director, and                    Vice President and
       Chief Executive Officer                     Chief Financial Officer

       Dated: March 27, 1995                       Dated: March 27, 1995


By    /s/ Curt F. Glenn                      By    /s/ David M. Edwards
       ----------------                            ---------------------------
       Curt F. Glenn                               David M. Edwards
       Principal Accounting Officer and            Director
       Vice President & Controller

      	Dated: March 27, 1995                       Dated: March 27, 1995


By   /s/ Jesse V. Crews                      By   /s/ Alan C. Coe
       -----------------------                     ---------------------
       Jesse V. Crews                             Alan C. Coe
       Executive Vice President                   Executive Vice President
       and Director                               and Director

      	Dated: March 27, 1995                      Dated: March 27, 1995