Form 10-Q
period 1995-03-31
GATX CAPITAL CORP
filed 1995-05-15
CIK 357019

SECURITIES AND EXCHANGE COMMISSION
				                      WASHINGTON, D.C.  20549




                            				Form 10-Q
	 X                           QUARTERLY REPORT PURSUANT TO SECTION 13 OR
	---                          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

				  OR

	---                          TRANSITION REPORT PURSUANT TO SECTION 13 OR
                     				     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the Quarter Ended                             Commission File Number
       March 31, 1995                                        1-8319

                                			 GATX CAPITAL CORPORATION


    Incorporated in the                     IRS Employer Identification Number
     State of Delaware                                  94-1661392

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


As of April 28, 1995, Registrant has outstanding 1,031,250 shares of $1 par value Common Stock.


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

                                       						  Three Months Ended
                                              							March 31,
                                          						    1995      1994
                                          						  --------   --------
						                                                (Unaudited)
Earned income:
  Leases                                          $ 34,371   $ 36,313
  Gain on disposition of equipment                   9,889      3,992
  Fees                                               7,334      3,738
  Interest                                           5,929      5,267
  Investment in joint ventures                       3,112      1,211
  Other                                                458        842
						                                            --------   --------
                                          						    61,093     51,363
                                          						  --------   --------
Expenses:
  Interest                                          16,445     15,107
  Operating leases                                  11,974     11,621
  Selling, general and administrative                9,600      8,561
  Provision for possible losses                      6,000      6,000
  Other                                                164        158
                                          						  --------   --------
                                          						    44,183     41,402
                                          						  --------   --------

  INCOME BEFORE INCOME TAXES                        16,910      9,961
                                          						  --------   --------
Income taxes:
  Current income tax expense                         6,292      4,253
  Deferred income tax expense/(benefit)                557       (219)
                                          						  --------   --------
                                          						     6,849      4,034
                                          						  --------   --------

  NET  INCOME                                       10,061      5,927

Reinvested earnings at beginning of period         146,036    133,570
Advances on dividends paid to stockholder           (3,776)    (2,652)
                                          						  --------   --------
  REINVESTED EARNINGS AT END OF PERIOD            $152,321   $136,845
                                          						  ========   ========

                   		  GATX CAPITAL CORPORATION AND SUBSIDIARIES
                          			CONSOLIDATED BALANCE SHEETS
                        			       (in Thousands)



                         		    		  March 31,   December 31,    March 31,
                           				        1995         1994          1994
                           				   ---------   -----------    ---------
                            				(Unaudited)                  (Unaudited)
ASSETS

Cash and cash equivalents         $   5,230       $  9,407     $  5,350
Investments:
  Direct financing leases           243,142        245,441      264,589
  Leveraged leases                  219,833        252,651      248,979
  Operating lease equipment -
    net of depreciation             288,382        295,273      313,039
  Secured loans                     218,118        231,225      257,702
  Investment in joint ventures      204,868        202,367      192,911
  Assets held for sale or lease      30,767         24,320       60,072
  Other investments                  20,029         20,373       22,698
  Investment in future residuals     12,648         13,157       13,794
  Less:
    Allowance for possible losses   (88,169)       (82,206)     (93,773)
                           				 -----------    -----------   ----------
      Total investments           1,149,618      1,202,601    1,280,011

Due from GATX Corporation            36,589         42,515       39,493
Other assets                         14,385         15,067       14,888
                            			 -----------    -----------  -----------
      TOTAL ASSETS              $1,205,822     $1,269,590  $1,339,742
                                ===========    ===========  ===========

LIABILITIES AND STOCKHOLDER'S EQUITY

Accrued interest                   $ 12,022       $ 14,987     $ 13,137
Accounts payable and other
     liabilities                     45,629        108,635       36,206
Debt financing:
  Commercial paper and
    bankers' acceptances            169,374        124,834      200,140
  Notes payable                      12,582         14,021       20,438
  Obligations under capital leases   18,492         19,431       21,591
  Senior term notes                 565,463        613,600      615,600
                            				  ----------     ----------   ----------
    Total debt financing            765,911        771,886      857,769
                            				  ----------     ----------   ----------
Nonrecourse obligations              54,241         55,270       73,273
Deferred income                       4,081          4,185       59,855
Deferred income taxes                15,889         15,390        9,631

Stockholder's equity:
  Convertible preferred stock         1,027          1,027        1,027
  Common stock                        1,031          1,031        1,031
  Additional paid-in capital        151,902        151,902      151,902
  Reinvested earnings               152,321        146,036      136,845
  Equity adjustment from foreign
    currency translation             (3,776)          (759)        (934)
                             				  ----------     ----------   ----------
      Total stockholder's equity    308,049        299,237      289,871
                               		  ----------     ----------   ----------
     TOTAL LIABILITIES AND
       STOCKHOLDER'S EQUITY      $1,205,822     $1,269,590   $1,339,742
				                              ==========     ==========   ==========

                      		 GATX CAPITAL CORPORATION AND SUBSIDIARIES
                      		  STATEMENTS OF CONSOLIDATED CASH FLOWS
                          			       (in Thousands)


                                   					       Three Months Ended
                                            						   March 31,
                                          						 1995       1994
                                         						--------   --------
                                           						    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                    $ 10,061    $ 5,927
  Adjustments to reconcile net income to
      net cash from operating activities:
    Provision for possible losses                  6,000      6,000
    Depreciation expense                           7,138      7,576
    Provision for deferred income
      tax expense/(benefit)                          557       (219)
    Gain on disposition of equipment              (9,889)    (3,992)
    Joint venture investment income               (3,112)    (1,211)
    Non-cash changes in assets and liabilities:
      Due from GATX Corporation                    5,926      3,145
      Accrued interest and other payables        (65,971)    (8,783)
      Deferred income                               (104)       (95)
    Other-net                                      3,832       (897)
                                          						---------  ---------
    Net cash flows (used in) provided by
      operating activities                       (45,562)     7,451
                                          						---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investments in leased equipment, net of
    nonrecourse borrowings for leveraged leases  (41,225)   (91,079)
  Loans extended to borrowers                     (4,547)   (39,583)
  Other investments                               (1,736)      (427)
                                           					---------  ---------
      Total investments                          (47,508)  (131,089)
                                             				---------  ---------
  Lease rents received, net of earned income and
    leveraged lease nonrecourse debt service       6,948      4,311
  Loan principal received                         18,323      7,441
  Proceeds from disposition of equipment          69,468     13,239
  Joint venture cash distributions                 4,774      6,469
                                         						---------  ---------
      Recovery of investments                     99,513     31,460
                                         						---------  ---------
      Net cash flows provided by (used in)
       	investing activities                      52,005    (99,629)
                                         						---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in short term borrowings           43,101     98,643
  Proceeds from issuance of long term debt             -     20,000
  Repayment of long term debt                    (48,000)   (29,250)
  Dividends paid to stockholder                   (3,776)    (2,652)
  Other financing activities                      (1,945)    (2,163)
                                          						---------  ---------
    Net cash flows (used in)provided by
      financing activities                       (10,620)    84,578
                                              		---------  ---------

  Net decrease in cash and cash equivalents       (4,177)    (7,600)
  Cash and cash equivalents
    at the beginning of the period                 9,407     12,950
                                          						---------  ---------
  Cash and cash equivalents
    at the end of the period                   $   5,230  $   5,350
                                           					=========  =========

                		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    		       March 31, 1995 and 1994



1.   General

     The consolidated balance sheet at December 31, 1994 was derived from the audited financial statements at that date. All other consolidated financial statements are unaudited and include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations and financial position for and as of the end of the indicated periods. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be achieved for the entire year.



                   		  MANAGEMENT'S DISCUSSION AND ANALYSIS

Comparison of the Three Months Ended March 31, 1995 to Three Months Ended March 31, 1994

GATX Capital Corporation's net income for the three months ended March 31, 1995, was $4.1 million higher than the comparable period of 1994.

Combining asset management opportunities with market opportunities, the Company increased total earned income by $9.7 million between periods. A very strong market for leases on rail equipment during the first quarter resulted in increased gains on disposition and fee income. Income from these activities does not occur evenly period to period due to the timing of transactions and because market conditions change. Higher joint venture income and interest income also contributed to the increase in earned income, and were slightly offset by the decrease in lease income. Lease income in 1994 included rental income on four DC-10 aircraft which were returned in January of 1995 and have not yet been re-leased, resulting in a decrease of operating lease income. Higher interest rates between years resulted in more lease income on variable rate leases in an aircraft leasing joint venture and more interest income on floating rate loans in the Company's portfolio.

Total expenses increased $2.8 million between periods. Higher interest rates on floating rate short-term and long-term debt, slightly offset by the impact of lower average outstanding debt balances between periods, resulted in an increase in interest expense.

The Company provided $6.0 million for possible losses during the first three months of 1995 to bring the allowance for possible losses to $88.2 million, or 7.1% of total investments.

The decrease in accounts payable and other liabilities during the first quarter of 1995 included a $48.0 million refund of a deposit as the result of the lessee's exercise of an option to return four DC-10 aircraft.

Floating rate debt financing represented 36.6% of the Company's capital structure at March 31, 1995. These borrowings support leases and loans tied to LIBOR or similar rates. At March 31, 1995, the Company had $49.6 million more floating rate debt than floating rate assets.

At March 31, 1995, the Company had $223.1 million of transactions which had been approved but had not yet been funded. Of this amount, the Company expects to fund approximately $122.0 million in the next twelve months and the remainder beyond. The Company generates cash from operations and from
portfolio proceeds and has certain facilities for borrowing.   At March 31,
1995, the Company had a $300.0 million shelf registration for Series C medium term notes, of which $55.0 million had been issued. The Company also had unused capacity under its credit agreements of $80.6 million at March 31, 1995.
                 			 Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

The Company was not required to report any events pursuant to the instructions for Form 8-K for any of the three months ended March 31, 1995.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

			      GATX CAPITAL CORPORATION


			      /s/ Michael Cromar
			      ------------------
			      Michael Cromar
			      Vice President &
			      Chief Financial Officer




			      /s/ Curt F. Glenn
			      -----------------
			      Curt F. Glenn
			      Principal Accounting Officer and
			      Vice President & Controller


May 12, 1995