Form 10-Q/A
GATX CAPITAL CORP
filed 1995-05-24
CIK 357019

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549




                                 				Form 10-Q/A
 X                                   QUARTERLY REPORT PURSUANT TO SECTION 13
---                                  OR 15(d) OF THE SECURITIES EXCHANGE ACT
                            				     OF 1934
                                                				  OR

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

                            				    March 31,   December 31, March 31,
                             				      1995         1994        1994
                              				   ---------   -----------  ---------
                            				 (Unaudited)                  (Unaudited)
LIABILITIES AND STOCKHOLDER'S EQUITY

Accrued interest                   $ 12,022       $ 14,987     $ 13,137
Accounts payable and other
     liabilities                     45,629        108,635       36,206
Debt financing:
  Commercial paper and
    bankers' acceptances            169,374        124,834      200,140
  Notes payable                      12,582         14,021       20,438
  Obligations under capital leases   18,492         19,431       21,591
  Senior term notes                 565,463        613,600      615,600
                           				  ----------     ----------   ----------
    Total debt financing            765,911        771,886      857,769
                            			  ----------     ----------   ----------
Nonrecourse obligations              54,241         55,270       73,273
Deferred income                       4,081          4,185       59,855
Deferred income taxes                15,889         15,390        9,631

Stockholder's equity:
  Convertible preferred stock         1,027          1,027        1,027
  Common stock                        1,031          1,031        1,031
  Additional paid-in capital        151,902        151,902      151,902
  Reinvested earnings               152,321        146,036      136,845
  Equity adjustment from foreign
    currency translation              1,768           (759)        (934)
                            				  ----------     ----------   ----------
      Total stockholder's equity    308,049        299,237      289,871
                            				  ----------     ----------   ----------
     TOTAL LIABILITIES AND
       STOCKHOLDER'S EQUITY      $1,205,822     $1,269,590   $1,339,742
                            				  ==========     ==========   ==========


                                 					   3

                                 Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

			      GATX CAPITAL CORPORATION


			      /s/ Michael E. Cromar
			      -----------------------
			      Michael E. Cromar
			      Vice President &
			      Chief Financial Officer




			      /s/ Curt F. Glenn
			      -----------------------
			      Curt F. Glenn
			      Principal Accounting Officer and
			      Vice President & Controller


May 23, 1995