Form 10-Q
period 1995-06-30
GATX CAPITAL CORP
filed 1995-08-14
CIK 357019

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  Form 10Q


   X                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR
  _____                            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                  OR

  _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the Quarter Ended                             Commission File Number
       June 30, 1995                                         1-8319






    Incorporated in the                     IRS Employer Identification Number
     State of Delaware                                  94-1661392

                            Four Embarcadero Center
                            San Francisco, CA  94111
                                (415) 955-3200


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X      NO
         ____        ____

     All Common Stock of Registrant is held by GATX Financial Services, Inc. (a wholly-owned subsidiary of GATX Corporation).


     As of July 31, 1995, Registrant has outstanding 1,031,250 shares of $1 par value Common Stock.


     THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

GATX CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND REINVESTED EARNINGS
(in Thousands)
                               Three Months Ended           Six Months Ended
                                     June 30,                     June 30,
                                 1995         1994           1995       1994
                                ______       ______         ______     ______
                                    (Unaudited)                 (Unaudited)
Earned income:
  Leases                        $32,740    $ 36,940        $ 67,111   $ 73,253
  Gain on sale of assets         14,199       2,805          24,088      6,797
  Fees                            2,819       1,203          10,153      4,941
  Interest                        6,420       6,167          12,349     11,434
  Investment in joint ventures    4,073       1,981           7,185      3,192
  Other                             881         871           1,339      1,713
                               --------    --------        --------    -------
                                 61,132      49,967         122,225    101,330
                               --------    --------        --------    -------
Expenses:
  Interest                       16,623      15,637          33,068     30,744
  Operating leases               11,309      11,557          23,283     23,178
  Selling, general and
     administrative              10,713       9,233          20,313     17,749
  Provision for losses on
     investments                  3,000       4,000           9,000     10,000
  Other                             150         243             314        401
                               --------    --------        --------    -------
                                 41,795      40,670          85,978     82,072
                               --------    --------        --------    -------

  INCOME BEFORE INCOME TAXES     19,337       9,297          36,247     19,258
                               --------    --------        --------    -------
Income taxes:
  Current income tax expense      7,145       4,213          13,437      8,466
  Deferred income tax
     expense (benefit)              686        (447)          1,243      (666)
                               --------    --------        --------    -------
                                  7,831       3,766          14,680      7,800
                               --------    --------        --------    -------

  NET INCOME                     11,506       5,531          21,567     11,458

Reinvested earnings at
     beginning of period        152,321     136,845         146,036    133,570
Dividends paid to
     stockholder                 (3,776)     (2,651)         (7,552)   (5,303)
                               --------    --------        --------    -------
  REINVESTED EARNINGS
     AT END OF PERIOD          $160,051    $139,725        $160,051   $139,725
                               ========    ========        ========   ========

                               GATX CAPITAL CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                                           (in Thousands)



                                    June 30,        December 31,
                                      1995             1994
                                    --------        ------------
                                   (Unaudited)
ASSETS

Cash and cash equivalents            $  19,739       $  9,407
Investments:
  Direct financing leases              255,596        245,441
  Leveraged leases                     239,613        252,651
  Operating lease equipment -
    net of depreciation                269,545        295,273
  Secured loans                        231,769        231,225
  Investment in joint ventures         207,009        202,367
  Assets held for sale or lease         29,065         24,320
  Other investments                     43,270         20,373
  Investment in future residuals        13,826         13,157
  Less:
    Allowance for losses on
     investments                       (90,258)       (82,206)
                                     ----------      ---------
      Total investments              1,199,435      1,202,601

Due from GATX Corporation               39,241         42,515
Other assets                            13,860         15,067
                                    ----------     ----------
      TOTAL ASSETS                  $1,272,275     $1,269,590
                                    ==========     ==========

GATX CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in Thousands)


                                     June 30,     December 31,
                                       1995         1994
                                    ---------     -----------
                                   (Unaudited)
LIABILITIES AND STOCKHOLDER'S
EQUITY

Accrued interest                        $ 14,849       $ 14,987
Accounts payable and other liabilities    54,448        108,635
Debt financing:
  Commercial paper and bankers'
     acceptances                         149,850        124,834
  Notes payable                           14,695         14,021
  Obligations under capital leases        17,020         19,431
  Senior term notes                      630,600        613,600
                                        --------       --------
    Total debt financing                 812,165        771,886
                                        --------       --------
Nonrecourse obligations                   54,744         55,270
Deferred income                            4,234          4,185
Deferred income taxes                     16,583         15,390

Stockholder's equity:
  Convertible preferred stock              1,027          1,027
  Common stock                             1,031          1,031
  Additional paid-in capital             151,902        151,902
  Reinvested earnings                    160,051        146,036
  Equity adjustment from foreign
    currency translation                   1,241           (759)
                                        --------       --------
      Total stockholder's equity         315,252        299,237
                                        --------       --------
     TOTAL LIABILITIES AND
      STOCKHOLDER'S EQUITY            $1,272,275     $1,269,590
                                      ==========     ==========

GATX CAPITAL CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(in Thousands)

                                                  Six Months Ended
                                                     June 30,
                                                   1995        1994
                                                  ------      ------
                                                      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                      $ 21,567    $11,458
  Reconciliation to net cash from
      operating activities:
    Provision for possible losses                    9,000     10,000
    Depreciation expense                            13,820     14,898
    Provision for deferred income
      taxes (benefits)                               1,243       (666)
    Gain on sale of assets                         (24,088)    (6,797)
    Joint venture investment income                 (7,185)    (3,192)
    Changes in assets and liabilities:
      Due from GATX Corporation                      3,274       (588)
      Accrued interest and other payables          (54,325)    50,077
      Deferred income                                   49    (47,933)
    Other - net                                      2,638     (1,575)
                                                  --------    --------
    Net cash flows (used in) provided by
      operating activities                         (34,007)    25,682
                                                  --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investments in leased equipment, net of
    nonrecourse borrowings for leveraged leases   (124,027)  (105,531)
  Loans extended to borrowers                      (45,557)   (45,759)
  Other investments                                (17,398)      (790)
                                                  --------    --------
      Total investments                           (186,982)  (152,080)
                                                  --------    --------
  Lease rents received, net of earned income and
    leveraged lease nonrecourse debt service        33,783      7,883
  Loan principal received                           34,093     18,824
  Proceeds from disposition of equipment           112,795     35,434
  Proceeds from disposition of real estate           1,727      7,012
  Joint venture investment recovery                 10,273     11,352
                                                  --------    -------
      Recovery of investments                      192,671     80,505
                                                  --------    -------
      Net cash flows provided by (used in)
        investing activities                         5,689    (71,575)
                                                  --------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in short term borrowings            25,690      57,362
  Proceeds from issuance of long-term debt         80,000      55,000
  Repayment of long term debt                     (63,000)    (56,250)
  Dividends paid to stockholder                    (7,552)     (5,303)
  Other financing activities                        3,512      (3,925)
                                                 --------     -------
    Net cash flows provided by
      financing activities                         38,650      46,884
                                                 --------     -------

  Net increase in cash and cash equivalents        10,332         991
  Cash and cash equivalents
    at the beginning of the period                  9,407      12,950
                                                 --------     -------
  Cash and cash equivalents
    at the end of the period                    $  19,739   $  13,941
                                                =========   =========

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements, continued

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1995 and 1994


     The consolidated balance sheet of GATX Capital Corporation (the "Company") at December 31, 1994 was derived from the audited financial statements at that date. All other consolidated financial statements are unaudited and include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations and financial position for and as of the end of the indicated periods. Operating results for the six-month period ended June 30, 1995 are not necessarily indicative of the results that may be achieved for the entire year.


Item 2.  Management's Discussion and Analysis


     Comparison of the Six Months Ended June 30, 1995 to the Six Months Ended June 30,1994

     GATX Capital Corporation's net income for the six months ended June 30, 1995, was $10.1 million higher than for the comparable 1994 period.

     The increase in earned income of $20.9 million, compared to the 1994 period, is largely the result of the remarketing of assets. These gains, which are realized both at lease end and in response to market opportunities, do not occur evenly between periods and are not expected to be at as high a level in the second half of 1995. Also contributing to the overall change in earned income from 1994 to 1995 was higher fee income, primarily from the remarketing of managed assets. Income from joint ventures increased significantly as well, mainly due to higher interest rates on variable rate leases in an international aircraft joint venture.

     Lower income from leases partially offset the growth described above. Lease income in 1994 included rentals on four DC-10 aircraft which were returned in January 1995 and have not yet been re-leased. The Company also sold interests in certain other aircraft, further reducing its 1995 lease income.

     Expenses grew by $3.9 million, or 5%, between periods. The growth in interest expense was due to higher interest rates, partially offset by lower levels of debt financing. Spending in support of continued business growth resulted in increased selling, general and administrative expenses between periods, particularly in such areas as human resources and information systems.

     The decrease in accounts payable and other liabilities since the end of 1994 included a $48.0 million refund of a deposit in the first quarter of 1995 as the result of a lessee's exercise of an option to return four DC-10 aircraft.

     Floating rate debt financing represented 32.9% of the Company's capital structure at June 30, 1995. These borrowings support leases and loans tied to LIBOR or similar rates. At June 30, 1995, the Company had $30.0 million more floating rate debt than floating rate assets.

     At June 30, 1995, the Company had $258.0 million of transactions which had been approved but not yet funded. Of this amount, the Company expects to fund approximately $100 million during 1995 and the remainder, beyond. The Company generates cash from operations and from portfolio proceeds and has certain facilities for borrowing. At June 30, 1995, the Company had a $300.0 million shelf registration for Series C medium term notes,
     of which $135.0 million had been issued.   The Company also had unused
     capacity under its credit agreements of $100.1 million as of June 30, 1995.



Part II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K

The Company filed no reports on Form 8-K during the three months ended June 30, 1995.


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 GATX CAPITAL CORPORATION



                                /s/ Michael E. Cromar
                                --------------------------------
                                Vice President &
                                Chief Financial Officer




                               /s/ Curt F. Glenn
                               ---------------------------------
                               Principal Accounting Officer and
                               Vice President & Controller













August 14, 1995