Form 10-Q
period 1995-09-30
GATX CAPITAL CORP
filed 1995-11-14
CIK 357019

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549


Form 10-Q


   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
------
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 1995
Commission File Number 1-8319



GATX CAPITAL CORPORATION


Incorporated in the State of Delaware
IRS Employer Identification Number 94-1661392


Four Embarcadero Center
San Francisco, CA  94111
(415) 955-3200


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    NO
    ------    ------


All Common Stock of Registrant is held by GATX Financial Services, Inc. (a wholly-owned subsidiary of GATX Corporation)


As of October 31, 1995, Registrant has outstanding 1,031,250 shares of $1 par value Common Stock.


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

GATX CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND REINVESTED EARNINGS
(in Thousands)

                                     Three Months Ended       Nine Months Ended
                                        September 30,            September 30,
                                      1995         1994       1995        1994
                                      ----         ----       ----        ----
                                         (unaudited)             (unaudited)
EARNED INCOME:

Leases                            $ 32,601   $ 36,415    $ 99,712    $109,668
Gain on sale of assets               5,112      4,368      29,200      11,165
Fees                                 4,414      2,063      14,567       7,004
Interest                             5,348      8,103      17,697      19,537
Investment in joint ventures         7,728      3,340      14,913       6,532
Other                                  682      1,381       2,021       3,094
                                  ---------  ---------   ---------   ---------
                                    55,885     55,670     178,110     157,000
                                  ---------  ---------   ---------   ---------

EXPENSES:

Interest                            16,920     15,907      49,988      46,651
Operating leases                    11,529     13,233      34,812      36,411
Selling, general and administrative  9,676     10,209      29,989      27,958
Provision for losses on investments  3,000      5,000      12,000      15,000
Other                                  191        193         505         594
                                  --------- ----------  ----------  ----------
                                    41,316     44,542     127,294     126,614
                                  --------- ----------  ----------  ----------
Income before income taxes          14,569     11,128      50,816      30,386
                                  --------- ----------  ----------  ----------

INCOME TAXES:

Current income tax expense           2,769       (716)     16,206       7,750
   (benefit)
Deferred income tax expense          4,158      5,232       5,401       4,566
                                  --------- ----------  ----------  ----------
                                     6,927      4,516      21,607      12,316
                                  --------- ----------  ----------  ----------
NET INCOME                           7,642      6,612      29,209      18,070

Reinvested earnings at beginning
    of period                      160,051    139,725     146,036     133,570
Dividends paid to stockholder       (4,099)    (3,156)    (11,651)     (8,459)
                                  --------- ----------  ----------  ----------
REINVESTED EARNINGS AT END OF
   PERIOD                         $163,594  $ 143,181    $163,594   $ 143,181
                                  ========= ==========  ==========  ==========




GATX CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in Thousands)

                                                 September 30, December 31,
                                                     1995          1994
                                                     ----          ----
                                                  (Unaudited)
ASSETS:

Cash and cash equivalents                        $     6,111   $     9,407
Investments:
   Direct financing leases                           263,503       245,441
   Leveraged leases                                  231,138       252,651
   Operating lease equipment-
       net of depreciation                           334,886       295,273
   Secured loans                                     231,407       231,225
   Investment in joint ventures                      218,459       202,367
   Assets held for sale or lease                      24,373        24,320
   Other investments                                  42,317        20,373
   Investment in future residuals                     13,898        13,157
   Less:  Allowance for losses on investments        (94,906)      (82,206)
                                                 ------------  ------------
          Total investments                        1,265,075     1,202,601

Due from GATX Corporation                             41,320        42,515
Other assets                                          16,162        15,067
                                                 ------------  ------------

   TOTAL ASSETS                                  $ 1,328,668   $ 1,269,590
                                                 ============  ============

GATX CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in Thousands)

                                                 September 30, December 31,
                                                     1995          1994
                                                     ----          ----
                                                  (Unaudited)
LIABILITIES AND STOCKHOLDER'S EQUITY:

Accrued interest                                 $    12,036   $    14,987
Accounts payable and other liabilities                60,692       108,635
Debt financing:
   Commercial paper and bankers' acceptances         212,907       124,834
   Notes payable                                      13,600        14,021
   Obligations under capital leases                   16,033        19,431
   Senior term notes                                 615,600       613,600
                                                 ------------  ------------
   Total debt financing                              858,140       771,886

Nonrecourse obligations                               53,780        55,270
Deferred income                                        4,116         4,185
Deferred income taxes                                 20,742        15,390

Stockholder's equity:
   Convertible preferred stock                         1,027         1,027
   Common stock                                        1,031         1,031
   Additional paid in capital                        151,902       151,902
   Reinvested earnings                               163,594       146,036
   Equity adjustment from foreign
      currency translation                             1,608          (759)
                                                 ------------  ------------
   Total stockholder's equity                        319,162       299,237
                                                 ------------  ------------
     TOTAL LIABILITIES AND
       STOCKHOLDER'S EQUITY                      $ 1,328,668   $ 1,269,590
                                                 ============  ============


GATX CAPITAL CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(in Thousands)


                                                         Nine Months Ended
                                                           September 30,
                                                         1995         1994
                                                         ----         ----
                                                            (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                           $  29,209     $  18,070
Reconciliation to net cash from operating
   activities:
   Provision for losses on investments                  12,000        15,000
   Depreciation expense                                 20,655        23,791
   Provision for deferred income taxes                   5,401         4,566
   Gain on sale of assets                              (29,200)      (11,165)
   Joint venture income                                (14,913)       (6,532)
   Changes in assets and liabilities:
      Accrued interest and other payables              (56,377)       45,827
      Due from GATX Corporation                          1,195        (2,922)
      Deferred income                                      (69)      (47,934)
   Other - net                                          (7,355)          154
                                                     ----------    ----------
Net cash flows (used in) provided
   by operating activities                             (39,454)       38,855
                                                     ----------    ----------


CASH FLOWS FROM INVESTING ACTIVITIES:

Investments in leased equipment, net of
   nonrecourse borrowings for leveraged leases        (179,506)     (128,972)
Loans extended to borrowers                            (58,244)      (55,293)
Other investments                                      (32,649)       (1,103)
                                                     ----------    ----------

    Total investments                                 (270,399)     (185,368)
                                                     ----------    ----------

Lease rents received, net of earned income and
   leveraged lease nonrecourse debt service             40,640        17,214
Loan principal received                                 41,857        58,413
Proceeds from sale of equipment                        123,323        52,947
Proceeds from sale of real estate                        1,727         8,160
Joint venture investment recovery                       18,887        16,275
                                                     ----------    ----------

   Recovery of investments                             226,434       153,009
                                                     ----------    ----------
Net cash flows used in investing
   activities                                          (43,965)      (32,359)
                                                     ----------    ----------


CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase in short-term borrowings                   87,652        17,746
Proceeds from issuance of long-term debt                80,000        55,000
Repayment of long-term debt                            (78,000)      (56,250)
Dividends paid to stockholder                          (11,651)       (8,459)
Other financing activities                               2,122        (5,494)
                                                     ----------    ----------
Net cash flows provided by financing activities         80,123         2,543
                                                     ----------    ----------


Net (decrease) increase in cash
   and cash equivalents                                 (3,296)        9,039
Cash and cash equivalents at
   beginning of the period                               9,407        12,950
                                                     ----------    ----------


CASH AND CASH EQUIVALENTS AT END OF PERIOD           $   6,111     $  21,989
                                                     ==========    ==========



PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements, continued

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1995 and 1994

1. The consolidated balance sheet of GATX Capital Corporation (the "Company") at December 31, 1994 was derived from the audited financial statements at that date. All other consolidated financial statements are unaudited and include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations and financial position for and as of the end of the indicated periods. Operating results for the nine months ended September 30, 1995 are not necessarily indicative of the results that may be achieved for the entire year.

2. Certain prior year amounts have been reclassified to conform to the current presentation.

Item 2.  Management's Discussion and Analysis

GATX Capital Corporation's net income for the nine months ended September 30, 1995, was $11.1 million higher than for the comparable 1994 period.

The $21.1 million increase in earned income compared to 1994 is mainly the result of the remarketing of assets. Gains on sale of assets, which are realized both at lease end and in response to market opportunities, do not occur evenly between periods and are expected to be lower in the fourth
quarter of 1995.   Higher fees, primarily related to managed-asset
remarketing, also contributed to the total change in earned income. Income from joint ventures increased significantly as well, largely due to higher interest rates on variable rate leases in an international aircraft joint venture and a gain on the sale of a real estate investment in the third quarter of 1995.

Lower income from leases partially offset the growth described above.   Lease
income in 1994 included rentals on four DC-10 aircraft which were returned in January 1995, three of which have not been re-leased as of September 30, 1995.
The Company sold the fourth aircraft in September 1995.   During 1995, the
Company also sold interests in certain other aircraft and reduced its residual estimates on an older aircraft subject to a leveraged lease, resulting in lower lease income compared to 1994.

Higher interest rates resulted in increased interest expense in 1995 compared to 1994. Selling, general and administrative expense also rose over this period, due mainly to higher spending in such business-growth support areas as human resources and information systems, partially offset by increased capitalization of initial direct cost for new leases.

The provision for losses on investments and expenses relating to operating leases declined from 1994 to 1995. The decrease in operating lease expense reflects the sale of certain aircraft in 1995, as noted above.

Income tax expense for the three months ended September 30, 1995 included certain rate adjustments. The Company projects an effective tax rate of approximately 42% for the twelve months ended December 31, 1995.

The decrease in accounts payable and other liabilities since the end of 1994 was due mainly to a $48.0 million refund of a deposit, in the first quarter of 1995, as the result of a lessee's exercise of an option to return four DC-10 aircraft.

Floating rate debt financing represented 35.4% of the Company's capital structure as of September 30, 1995. These borrowings support leases and loans
tied to LIBOR or similar rates.   Fluctuations in interest rates may impact
earnings, either negatively or positively, depending on the Company's net floating rate postion. At September 30, 1995, the Company had $46.3 million more floating rate debt than floating rate assets.

As of September 30, 1995, the Company had $277.1 million of transactions which
had been approved but not yet funded.   Of this amount, the Company expects to
fund approximately $94 million during 1995 and the remainder, beyond. The Company generates cash from operations and from portfolio proceeds and has
certain facilities for borrowing.   As of September 30, 1995, the Company had
a $300.0 million shelf registration for Series C medium term notes, of which
$135.0 million had been issued.   The Company also had unused capacity under
its credit agreements of $37.1 million as of September 30, 1995.

Part II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

    27. Financial Data Schedule

(b) The Company filed no reports on Form 8-K during the three months ended September 30, 1995.


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

GATX CAPITAL CORPORATION



                                           /s/ Michael E. Cromar
                                          -----------------------
                                          Michael E. Cromar
                                          Vice President &
                                          Chief Financial Officer




                                           /s/ Curt F. Glenn
                                          -------------------------------
                                          Curt F. Glenn
                                          Principal Accounting Officer and
                                          Vice President & Controller









November 10, 1995