Form 10-K405
period 1995-12-31
GATX CAPITAL CORP
filed 1996-03-29
CIK 357019

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                              Form 10-K

 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----     SECURITIES EXCHANGE ACT OF 1934
                                  OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----     SECURITIES EXCHANGE ACT OF 1934

         For the Year Ended                Commission File Number
         December 31, 1995                          1-8319

                          GATX CAPITAL CORPORATION


        Incorporated in the         IRS Employer Identification Number
         State of Delaware                        94-1661392

                          Four Embarcadero Center
                          San Francisco, CA  94111
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


As of March 15, 1996, Registrant has outstanding 1,031,250 shares of $1 par value Common Stock.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) and (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

              DOCUMENTS INCORPORATED BY REFERENCE


  Document                                          Part of Form 10-K
------------                                     -----------------------
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

Amendment No. 2 to Form S-1 filed                 Part IV Item 14(a)3
   with the Commission on March 2, 1982

Form 10-K for the Year Ended                      Part IV Item 14(a)3
   December 31, 1982 filed with the
      Commission on March 28, 1983

Form 10-K for the Year Ended                      Part IV Item 14(a)3
   December 31, 1990 filed with the
      Commission on March 30, 1991

Form 10-K for the Year Ended                      Part IV Item 14(a)3
   December 31, 1992 filed with the
      Commission on March 31, 1993

Form 10-K for the Year Ended                      Part IV Item 14(a)3
   December 31, 1994 filed with the
      Commission on March 27, 1995

                                  PART I
Item 1.  Business
---------------------

The principal business of GATX Capital Corporation and subsidiaries
(the "Company") is to provide and arrange secured equipment and other financing, usually in the form of leases and loans. The Company actively manages its existing portfolio of investments as well as managing portfolios owned by other institutional investors. GATX Capital Corporation is a wholly-owned subsidiary of GATX Corporation.

Item 2.  Properties
----------------------

The Company leases all of its office space and owns no materially important physical properties other than those related directly to its investment portfolio. The Company's principal offices are rented under a twelve year lease expiring in 2003.

Item 3.  Legal Proceedings
---------------------------------

There are no material legal proceedings pending to which the Company is a party, other than routine litigation in the normal course of business of the Company. The Company believes that the outcome of any lawsuit or claim which is pending or threatened will not have a material adverse effect on its financial condition or operations.

Item 4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

Omitted under provisions of the reduced disclosure format.



                              PART II


Item 5.  Market for the Registrant's Common Stock and Related
-------------------------------------------------------------
Stockholder Matters
-------------------

Not applicable. All common stock of the Registrant is held by GATX Financial Services, Inc. (a wholly-owned subsidiary of GATX Corporation). Information regarding dividends is shown on the consolidated statements of income and reinvested earnings which are included in Item 8.

Item 6.  Selected Financial Data
--------------------------------

Omitted under provisions of the reduced disclosure format.

Item 7.  Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------

and Results of Operations
-------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS
(dollars in thousands)

ASSET CONCENTRATION
                                            1995       1994
                                            ----       ----
Aircraft                                    39%         45%
Rail                                        18%         22%
Warehouse and Production                    12%          7%
Information Technology                      10%          3%
Marine                                       7%          7%
Golf                                         4%          5%
Other                                       10%         11%

OVERVIEW

     GATX Capital Corporation and its subsidiaries (GATX Capital or the Company) provide and arrange secured equipment and other financing, usually in the form of leases and loans. GATX Capital actively manages its existing portfolio of investments as well as managing portfolios owned by other institutional investors.
    In 1995, the commercial finance industry continued to be highly competitive, resulting in lower yields for investors in new lease transactions. The abundant supply of lessor financing also contributed to increased competition in the secondary market (the purchase of existing leases or lease portfolios) and in operating leasing, traditional areas of strength for GATX Capital. Looking forward, GATX Capital continues to see a highly competitive market for most new lease transactions. As in the recent past, GATX Capital intends to focus on those niches of the market or individual transactions where we have a competitive advantage.
     In aircraft, GATX Capital is encouraged by the improved financial performance of airlines worldwide. The airlines' restraint in placing orders for new aircraft, combined with renewed growth in passenger traffic and the retirement of older aircraft, should increase demand for leased aircraft. Lease rates, particularly for newer, fuel-efficient, narrow-body aircraft are beginning to trend upward. The Air Group will continue to maintain a worldwide presence in aircraft finance, particularly in the operating leasing of narrow-body aircraft. Our strategy for new investments will be, wherever possible, to find institutional partners so as to reduce risk, and earn fees and residual shares from managing our partners' investments.
     Like other lessors of rail equipment over the last several years, GATX Capital has benefited from very favorable market conditions. Railroads' increased efficiency and corresponding increase in freight traffic, and the tight supply of railcars and locomotives, has contributed to an attractive supply-demand relationship for leased rail equipment. In 1995, the industry experienced some isolated softness in demand and lease rates for certain railcar types. Nevertheless, the year-end utilization of GATX Capital's operating lease fleet was approximately 94% for railcars and 96% for locomotives, and the outlook for this segment of the business remains positive. The Rail Group's primary focus will be North America, although it will continue to pursue attractive opportunities in other parts of the world.
     GATX Capital is looking to generate significant growth and opportunity from the Technology Group. With the acquisition of Sun Financial Group, Inc. (Sun Financial) in late 1995, and through its other affiliates in this area, GATX Capital believes it is well positioned to provide financing and related asset management services to the information technology market. This market is the largest and fastest growing segment of the leasing industry and has evolved into a core business of GATX Capital. We continue to foresee growing demand for leased technology equipment, particularly in the client/server segment, as businesses continue their evolution from mainframes to client/server architecture. GATX Capital believes that successful lessors in this area will be those who can best bundle equipment financing with value-added asset management services.

RESULTS OF OPERATIONS

     NET INCOME of $32.6 million in 1995 exceeded net income in 1994 by $7.7 million. The increase in earned income is primarily due to higher gains and fees from asset remarketing, coupled with increased income from joint ventures. These were partially offset by lower income from leases and loans. The increase in total expenses results from higher interest expense and selling, general and administrative costs. The acquisition of 80% of Sun Financial did not have a material impact on the Company's net income in 1995.
     The increase in net income between 1993 and 1994 was primarily due to increased lease and interest income and a lower provision for losses, offset by lower gains on sale of assets and higher operating lease expenses.

     LEASE INCOME continues to reflect the results of increasing amounts invested in equipment placed on operating leases, both on and off the balance sheet, over the last few years. However, operating lease income in 1995 is slightly lower than in 1994 because four older wide-body aircraft which had been generating $8.0 million per year of operating lease income were returned in early 1995. One of these aircraft was sold in 1995 and the remaining three are currently held for sale or lease.
     The operating lease portfolio generated $21.8 million more income in 1994 than in 1993. Approximately $7.2 million of this increase was due to an acquisition of a large railcar portfolio which generated a full year's income in 1994 but only six months of income in 1993.

     GAINS from asset sales are primarily realized from the remarketing of assets in response to market opportunities and at the end of a lease. The amount of income from this activity fluctuates between periods.

     FEE INCOME is generated from managing and remarketing assets on behalf of others and from providing broker services. The Company's remarketing fees are generally performance-based and can fluctuate significantly depending on market conditions and the timing of lease maturities.

FEE INCOME (dollars in thousands)
                                 1993       1994      1995
                                -----      -----     -----
Service and Management         $3,620     $3,748    $4,182
Remarketing                       262      2,883     9,390
Broker                          3,993      2,290     4,187
Other                             805      1,190     1,267

     INTEREST INCOME primarily corresponds to the level of investment in secured loans and movements in interest rates, but is also affected by other infrequent or nonrecurring events. Income in 1994 is higher than 1995 due to early loan repayments which generated $2.4 million of interest income from prepayment premiums, and an additional $3.0 million of interest, which had not been accrued due to its uncertain nature, was realized from a real estate loan and an investment in purchased notes.

     JOINT VENTURE income has been increasing, as the Company continues to focus on partnering with other investors. The Company's aircraft leasing joint venture generated more lease income in 1995 than in 1994, partly because certain aircraft earned higher than normal rents for a short time during the year, coupled with the impact of higher interest rates on variable rate leases. In addition, joint venture income in 1995 included $3.1 million from the final disposition of a real estate investment.

JOINT VENTURE INCOME
(dollars in thousands)

                                 1993       1994      1995
                                -----      -----     -----
Aircraft joint ventures        $5,896     $7,502   $11,329
Technology joint ventures       3,000      2,330     3,216
Rail joint ventures                -         204     1,172
Other joint ventures               -          -      2,877

     INTEREST EXPENSE increased between 1994 and 1995 as a result of an overall increase in the Company's average debt balance related to portfolio growth and higher interest rates.

     OPERATING LEASE EXPENSE in 1994 includes accelerated depreciation on aircraft of $4.2 million; and during 1995 growth in off-balance sheet financing resulted in an increase in operating lease rent expense. Operating lease rent expense increased $6.5 million between 1993 and 1994 because of a large sale leaseback of railcars in late 1993.

OPERATING LEASE EXPENSE (dollars in thousands)

                                  1993      1994      1995
                                 -----     -----     -----
Depreciation                   $26,026   $33,262   $28,420
Rent expense                     6,162    12,669    17,110
Other                            3,088     4,692     4,894

     SELLING, GENERAL AND ADMINISTRATIVE COSTS increased between 1994 and 1995 mainly due to higher human resource and other administrative costs resulting from increased business activity.

    THE PROVISION FOR LOSSES ON INVESTMENTS, which remained relatively constant between 1994 and 1995, is based on the current estimate of reserve needs.

BALANCE SHEET

         ACQUISITION. Late in 1995, the Company acquired 80% of the stock of Sun Financial, a technology-focused finance company, for a $26.0 million note, payable over four years. Assets with a book value of $134.2 million were acquired and liabilities of $126.7 million were assumed in the transaction.

     THE ALLOWANCE FOR LOSSES ON INVESTMENTS in proportion to the level of investments, including off-balance sheet assets and after deducting nonleveraged lease nonrecourse debt, has remained relatively stable over the last three years. The increase in the dollar balance corresponds to growth in the portfolio.

ALLOWANCE FOR LOSSES
(dollars in thousands):

                                      1993         1994         1995
                                     -----        -----        -----
Allowance for losses
 as a percentage of total
 investments                          6.7%         6.2%         6.5%

Loss reserve balance
                                   $88,200      $82,200      $92,500

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES
     In 1995, the Company generated cash from operations and portfolio proceeds of $288.8 million, had net borrowings of $76.9 million, and received $47.0 million from sale leasebacks. This cash was used to invest in $385.9 million of leased equipment, loans and other, and to pay $16.2 million in dividends. Historically, dividends have been paid on the Company's common stock at the rate of 50% of net income.

     CASH FROM OPERATING ACTIVITIES in 1995 decreased primarily as a result of the $48.0 million payment made in early 1995 related to the return of four older wide-body aircraft. Also, more cash was used to pay interest, selling general and administrative costs, and operating lease rent expense, as discussed in the results of operations section.

      Cash from operating activities was higher in 1994 compared to the prior year primarily due to the change in the Company's lease portfolio mix. Cash from operating leases, net of lease rent expense, represented $15.3 million of the increase in cash from operations. Cash from loan interest increased $7.4 million. The remaining $17.0 million increase between 1994 and 1993 is primarily due to changes in certain assets and liabilities, which can vary between periods depending on timing of fundings and payments made to GATX Corporation.

     CASH FROM INVESTING ACTIVITIES was relatively unchanged between 1994 and 1995. Cash from recovery of investments was higher, reflecting higher proceeds from sales of assets. New investment volume was also higher as this cash was reinvested in new leases, loans and other investments.

 1995 INVESTMENT VOLUME
                                           1995
                                           ----
Aircraft                                    32%
Rail                                        22%
Warehouse and Production                    17%
Information Technology                       9%
Golf                                         6%
Marine                                       3%
Other                                       11%

    The decrease in net cash from investing activities between 1993 and 1994 is due to a higher level of investment in new transactions, net of sale leaseback transactions, and less cash recovery of investments. Total 1993 investments included the purchase of a significant rail operating lease fleet which was subsequently sold and leased back from the purchaser, the proceeds of which are shown as proceeds from sales of other assets. Recovery of investments decreased between 1994 and 1993 as a result of lower proceeds from sales of assets, including real estate, offset by higher principal repayments on loans. Loan principal received in 1994 included prepayments of two golf loans with total principal balances of $41.8 million.

         LIQUIDITY AND CAPITAL RESOURCES. The Company has approved unfunded transactions totaling $325.0 million as of December 31, 1995. Once approved for funding, a transaction may not be completed for various reasons, or the investment may be shared with partners or sold. Of the total approved at year-end, the Company expects to fund $256.0 million; including $144.0 million in 1996, and the remaining $112.0 million thereafter.
     The Company expects to fund a portion of future growth through issuance of medium-term notes, commercial paper, and bankers' acceptances. The commercial paper and bankers' acceptances are backed by credit agreements from a syndicate of domestic and international commercial banks. The Company had unused capacity under these agreements of $137.6 million at December 31, 1995. In addition, the Company has a $300.0 million shelf registration for Series C medium-term notes, under which $225.0 million has been issued as of December 31, 1995, and has registered the issuance of an additional $300.0 million of Series D medium-term notes. The Company has no firm commitments for the purchase of notes that it may issue from the unused portions of these shelf registration statements.
     Certain lease transactions are financed by obtaining nonrecourse loans equal to the present value of the rental stream. The interest rates used to discount the rentals are based on the credit quality of the lessee and the size and term of the lease. The Company uses a wide variety of nonrecourse lenders to ensure adequate and reliable access to the credit markets.
     The Company ensures a stable margin over its cost of funds by managing the relationship of its fixed and floating rate lease and loan investments to its fixed and floating rate borrowing. In order to meet this objective, derivative financial instruments, primarily interest rate swaps, are used to modify the interest characteristics of the Company's debt. The Company manages the credit risk of counterparties by dealing only with institutions that it considers financially sound and by avoiding concentrations of risk with a single counterparty. Fluctuations in interest rates may impact earnings, either negatively or positively, depending on the Company's net floating rate asset or debt position. At December 31, 1995, the Company had $10.5 million more floating rate assets than floating rate debt.
     Total debt financing and stockholder's equity both increased to bring the Company's debt to equity ratio from 2.58:1 in 1994 to 2.78:1 in 1995. GATX Capital can borrow an additional $436.3 million and still meet the 4:1 leverage ratio defined in its credit agreements.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

REPORT OF INDEPENDENT AUDITORS

Board of Directors
GATX Capital Corporation

We have audited the consolidated financial statements of GATX Capital Corporation (a wholly-owned subsidiary of GATX Corporation) and subsidiaries listed in the accompanying index to financial statements (Item 14(a)). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements listed in the accompanying index to financial statements (Item 14(a)) present fairly, in all material respects, the consolidated financial position of GATX Capital Corporation and subsidiaries at December 31, 1995 and 1994 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.





                                              ERNST & YOUNG LLP


San Francisco, California
January 23, 1996

GATX CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND REINVESTED EARNINGS
Year ended December 31, (in thousands)      1995           1994           1993
--------------------------------------  ---------      ---------      ---------
EARNED INCOME
     Leases                             $139,712       $143,639       $125,457
     Gain on sale of assets               33,123         21,444         44,434
     Fees                                 19,026         10,111          8,680
     Interest                             23,179         27,085         19,666
     Investment in joint ventures         18,594          9,242          8,383
     Other                                 2,875          4,511          5,777
                                        ---------      ---------      --------
                                         236,509        216,032        212,397
                                        ---------      ---------      ---------
EXPENSES
     Interest                             68,396         62,744         65,358
     Operating leases                     50,424         50,621         35,277
     Selling, general & administrative    43,517         39,296         37,458
     Provision for losses on investments  18,000         19,000         29,000
     Other                                   828            735          2,418
                                        ---------      ---------      ---------
                                         181,165        172,396        169,511
                                        ---------      ---------      ---------

        Income before income taxes        55,344         43,636         42,886
        Provision for income taxes        22,740         18,785         21,361
                                        ---------      ---------      ---------
NET INCOME                                32,604         24,851         21,525
                                        ---------      ---------      ---------
     Reinvested earnings at
        beginning of year                146,036        133,570        123,771
     Dividends paid to stockholder       (16,240)       (12,385)       (11,726)
                                        ---------      ---------      ---------
REINVESTED EARNINGS AT END OF YEAR      $162,400       $146,036       $133,570
                                        =========      =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
As of December 31, (in thousands)                           1995           1994
-------------------------------------------          -----------    -----------
ASSETS
     Cash and cash equivalents                       $   19,905     $    9,407
     Investments:
        Direct financing leases                         406,950        245,441
        Leveraged leases                                220,407        252,651
        Operating lease equipment-net of depreciation   315,707        295,273
        Secured loans                                   239,873        231,225
        Investment in joint ventures                    205,292        202,367
        Assets held for sale or lease                    28,230         24,320
        Other investments                                77,604         20,373
        Investment in future residuals                   23,223         13,157
        Allowance for losses on investments             (92,489)       (82,206)
                                                     -----------    -----------
           Total investments                          1,424,797      1,202,601

     Due from GATX Corporation                           44,337         42,515
     Other assets                                        29,344         15,067
                                                     -----------    -----------
TOTAL ASSETS                                         $1,518,383     $1,269,590
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
     Accrued interest                                $   15,053     $   14,987
     Accounts payable and other liabilities              80,045        108,635
     Debt financing:
        Commercial paper and bankers' acceptances       130,600        124,834
        Notes payable                                    54,883         14,021
        Obligations under capital leases                 15,802         19,431
        Senior term notes                               679,600        613,600
                                                     -----------    -----------
           Total debt financing                         880,885        771,886
     Nonrecourse obligations                            193,446         55,270
     Deferred income                                      4,392          4,185
     Deferred income taxes                               27,562         15,390
     Stockholder's equity:
        Convertible preferred stock, par value $1.00      1,027          1,027
           Authorized - 4,000,000 shares
           Issued and outstanding -
              1,027,050 shares in both years
        Common stock, par value $1.00                     1,031          1,031
           Authorized - 2,000,000 shares
           Issued and outstanding -
              1,031,250 shares in both years
        Additional paid-in capital
              -convertible preferred stock              123,973        123,973
              -common stock                              27,929         27,929
        Reinvested earnings                             162,400        146,036
        Foreign currency translation adjustment             640           (759)
                                                     -----------    -----------
           Total stockholder's equity                   317,000        299,237
                                                     -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY           $1,518,383     $1,269,590
                                                     ===========    ===========
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Year ended December 31, (in thousands)      1995          1994           1993
--------------------------------------  ---------     ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                         $ 32,604       $ 24,851       $ 21,525
     Reconciliation to net cash
        provided by operating
           activities:
        Provision for losses on
           investments                    18,000         19,000         29,000
        Depreciation expense              27,360         33,341         29,052
        Provision for deferred
           income taxes                   15,065          6,673          6,826
        Gain on sale of assets           (33,123)       (21,444)       (44,434)
        Joint venture income             (18,594)        (9,242)        (8,383)
        Changes in assets and
           liabilities:
           Accrued interest, accounts
              payable, and other
              liabilities                (40,219)        61,836          6,254
           Due from GATX Corporation      (1,822)           123         (6,984)
           Deferred income                  (205)       (48,072)         1,474
        Other - net                        8,220             (6)        (6,994)
                                        ---------      ---------      ---------
        Net cash flows provided by
           operating activities            7,286         67,060         27,336
                                        ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in leased equipment,
        net of nonrecourse borrowings
        for leveraged leases            (256,137)      (161,341)      (215,974)
     Loans extended to borrowers         (84,050)      (101,500)       (39,390)
     Other investments                   (45,751)       (16,285)       (46,199)
                                        ---------      ---------      ---------
        Total investments               (385,938)      (279,126)      (301,563)
                                        ---------      ---------      ---------
     Lease rents received, net of
        earned income and leveraged
        lease nonrecourse debt service    51,960         24,234         33,893
     Loan principal received              56,042         88,415         53,903
     Proceeds from sale of assets        139,338         75,697        101,429
     Proceeds from disposition of
        real estate                        2,020         10,475         31,963
     Joint venture investment recovery    32,116         23,564         24,603
                                        ---------      ---------      ---------
        Recovery of investments          281,476        222,385        245,791
                                        ---------      ---------      ---------
     Proceeds from sales of other assets  46,975              -         90,604
                                        ---------      ---------      ---------
        Net cash flows (used in)
           provided by investing
           activities                    (57,487)       (56,741)        34,832
                                        ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in
        short-term borrowings             13,425         16,920        (76,156)
     Proceeds from issuance of
        long-term debt                   170,000         55,000        120,000
     Repayment of long-term debt        (104,000)       (66,250)       (91,347)
     Dividends paid to stockholder       (16,240)       (12,385)       (11,726)
     Other financing activities           (2,486)        (7,147)        (2,816)
                                        ---------      ---------      ---------
       Net cash flows provided by
           (used in) financing
           activities                     60,699        (13,862)       (62,045)

     Net increase (decrease) in cash
        and cash equivalents              10,498         (3,543)           123
     Cash and cash equivalents
        at beginning of the year           9,407         12,950         12,827
                                        ---------      ---------      ---------

CASH AND CASH EQUIVALENTS
AT DECEMBER 31                          $ 19,905       $  9,407       $ 12,950
                                        =========      =========      =========


SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
     Income taxes paid to parent        $ 13,473       $ 15,557       $ 25,707
     Interest paid                      $ 68,645       $ 61,918       $ 65,861

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

SIGNIFICANT ACCOUNTING POLICIES

BUSINESS
     GATX Capital Corporation and its subsidiaries (the "Company") provide and arrange secured equipment and other financing, usually in the form of leases and loans. The Company actively manages its existing portfolio of investments as well as managing portfolios owned by other institutional investors. GATX Capital Corporation is a wholly-owned subsidiary of GATX Corporation.

PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include the accounts of the Company after elimination of intercompany accounts and transactions. Investments in minority-owned or non-controlled affiliated companies are accounted for using the equity method.

CASH AND CASH EQUIVALENTS
     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

LEASE AND LOAN ORIGINATION COSTS
     Initial direct costs for originated direct financing and leveraged leases (collectively, financing leases) are capitalized and amortized as an adjustment of yield over the term of the lease. For operating leases, initial direct costs are deferred and amortized on a straight-line basis over the lease term. Loan origination fees are netted with loan costs, and are deferred and recognized over the term of the loan as an adjustment to interest income.

RESIDUAL VALUES
     Residual values of leased equipment are estimated at the inception of the lease. The Company reviews these values at least annually. Declines, which are other than temporary, in estimated residual values for financing leases are recognized as an immediate charge to income. Declines, which are other than temporary, in estimated residual values for operating leases are recognized as adjustments to depreciation expense over the shorter of the useful life of the asset or the remaining term of the lease.

GOODWILL
     The excess of cost over the fair value of the net assets of businesses acquired is classified as goodwill and is included in other assets on the balance sheet. Goodwill is amortized on a straight-line basis over periods ranging from 10 to 25 years. The Company continually evaluates the existence of goodwill impairment on the basis of the recoverability of goodwill from projected undiscounted net cash flows of the related business.

DEFERRED INCOME
Deferred income primarily represents income related to operating leases, where the Company is the lessee, for which the earnings process has not been completed. The income is recognized on a straight-line basis over the terms of the operating leases.

USE OF ESTIMATES
     The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements as well as revenues and expenses during the reporting period. Actual results, when ultimately realized, could differ from those estimates.

NEW ACCOUNTING STANDARDS
     In March 1995, the Financial Accounting Standards Board issued Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. This statement requires the recording of impairment losses on long-lived assets used in operations when indicators of impairment are present and when the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. The statement also requires that assets held for disposal be carried at the lower of the carrying amount or fair value less cost to sell.

     Depreciation on these assets is discontinued. For this purpose, management must commit to a plan to sell or abandon the asset and it must be actively marketed for sale in the near future. Generally, assets classified herein as "held for sale or lease" are being marketed for re-lease, as well as sale, and will not be considered as "assets to be disposed of" under the FAS 121 criteria. Those instances where assets are "held for sale" are not material to these financial statements. The Company will adopt Statement 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

INVESTMENTS

DIRECT FINANCING LEASES
The Company's investment in direct financing leases includes lease contracts receivable plus the estimated residual value of the equipment at the lease termination date, less unearned income. Lease contracts receivable includes the total rent to be received over the term of the lease reduced by rent already collected. Initial unearned income is the amount by which the lease contract receivable plus the estimated residual value exceeds the initial investment in the leased equipment at lease inception. The remaining unearned income is amortized to lease income over the lease term in a manner which produces a constant rate of return on the net investment in the lease.
     The components of the Company's investment in direct financing leases are as follows:

At December 31,                                             1995           1994
--------------------------                              ---------      ---------
Lease contracts receivable                              $451,489       $289,565
Estimated residual value                                 103,301         82,940
Unearned income                                         (147,840)      (127,064)
                                                        ---------      ---------
Net investment                                          $406,950       $245,441
                                                        =========      =========

LEVERAGED LEASES
     Financing leases, which are financed principally with nonrecourse borrowings at lease inception and which meet certain criteria, are accounted for as leveraged leases. Leveraged lease contracts receivable are stated net of the related nonrecourse debt service, which includes unpaid principal and aggregate remaining interest on such debt. Unearned income represents the excess of anticipated cash flows (including estimated residual values and after taking into account the related debt service) over the Company's investment in the lease.

     The components of the Company's net investment in leveraged leases are as follows:

At December 31,                                            1995           1994
---------------------------------                      ---------      ---------
Lease contracts receivable                             $356,330       $547,961
Nonrecourse debt service                               (157,771)      (301,259)
                                                       ---------      ---------
   Net receivable                                       198,559        246,702
Estimated residual value                                130,391        157,736
Unearned income                                        (108,543)      (151,787)
                                                       ---------      ---------
   Investment in leveraged leases                       220,407        252,651
Deferred taxes arising from leveraged leases            (54,180)       (63,610)
                                                       ---------      ---------
Net investment                                         $166,227       $189,041
                                                       =========      =========

OPERATING LEASES
Leases that do not qualify as direct finance or leveraged leases are accounted for as operating leases. Most rental income is reported on a straight-line basis over the term of the lease. Rental income on certain leases is based on equipment usage and is recognized when received. Usage rents in 1995 totaled $3.1 million. Equipment subject to operating leases is stated at cost less accumulated depreciation plus accrued rent and is generally depreciated using the straight-line method. Aircraft and rail equipment are depreciated over their useful lives, while other equipment is generally depreciated over the term of the lease. Estimated useful lives are 25 to 30 years for aircraft, 37.5 years for railcars, and 27.5 years for locomotives. Depreciation expense of $27.4 million, $33.3 million and $26.0 million is included in operating lease expense for 1995, 1994 and 1993, respectively.


     Major classes of equipment on operating leases are as follows:

At December 31,                                            1995           1994
------------------------                               ---------      ---------
Aircraft                                               $217,065       $239,200
Rail equipment                                           92,448         69,933
Other                                                    46,873         25,945
                                                       ---------      ---------
   Total cost                                           356,386        335,078
Accumulated depreciation                                (49,557)       (47,791)
                                                       ---------      ---------
   Net book value                                       306,829        287,287
Accrued rent and other                                    8,878          7,986
                                                       ---------      ---------
Net investment                                         $315,707       $295,273
                                                       =========      =========

EARNED INCOME FROM LEASES
     The sources of earned income from leases are as follows:

At December 31,                             1995           1994           1993
-----------------------                 ---------      ---------      ---------

Direct financing leases                 $ 31,491       $ 28,612       $ 32,510
Leveraged leases                          25,013         25,894         25,606
Operating leases                          83,208         89,133         67,341
                                        ---------      ---------      ---------
Total earned income                     $139,712       $143,639       $125,457
                                        =========      =========      =========

     The tax expense related to leveraged lease income was $9.4 million, $9.3 million and $10.0 million in 1995, 1994 and 1993, respectively.

SECURED LOANS
     Investments in secured loans are stated at the principal amount outstanding plus accrued interest. The loans are collateralized by equipment, golf courses, or real estate. A loan is classified as impaired when it is probable, based on normal portfolio review procedures, that the Company will be unable to collect all amounts due under the loan agreement. Most loans in the portfolio are collateral dependent and, if impaired, are measured using the fair value of the collateral. If the measure of the impaired loan is less than the recorded investment in the loan, an adjustment to the allowance for losses on investments is made.
    Significant changes in the fair value of the collateral, subsequent to the initial measure of impairment, are reflected as adjustments to the allowance for losses on investments. The average balance of impaired loans was $14.3 million, $8.7 million and $24.3 million in 1995, 1994 and 1993, respectively.

     The types of loans in the Company's portfolio are as follows:

At December 31,                                            1995           1994
---------------                                        ---------      ---------
Commercial                                             $137,248       $105,550
Golf courses                                             73,835         71,924
Real estate                                              28,790         53,751
                                                       ---------      ---------
Net investment                                         $239,873       $231,225
                                                       =========      =========

Impaired loans                                         $ 23,800       $  4,700
                                                       =========      =========

FUTURE LEASE AND LOAN RECEIVABLES
     As of December 31, 1995, financing lease receivables (net of nonrecourse debt service related to leveraged leases), minimum future rentals under operating leases and secured loan principal by year due are as follows:

                                       Financing      Operating
                                           Lease          Lease           Loan
Year Due                             Receivables    Receivables      Principal
--------                              -----------    -----------     ---------
1996                                    $152,546       $ 73,492       $ 39,847
1997                                     118,551         61,163         28,403
1998                                      85,985         54,267         23,159
1999                                      67,133         44,070         21,933
2000                                      59,838         29,529          7,474
After 2000                               165,995         76,006        119,057
                                        ---------      ---------      ---------
     Total                              $650,048       $338,527       $239,873
                                        =========      =========      =========

INVESTMENT IN JOINT VENTURES
     Investments in joint ventures include aircraft leasing, rail equipment leasing, information technology sales, services and equipment leasing, and asset residual guarantee ventures. These joint ventures are accounted for using the equity method, as dictated by the Company's effective ownership interest and/or level of management control. Original investments are recorded at cost and are adjusted by the Company's share of undistributed earnings or losses and reduced by cash distributions.


     Unaudited combined and condensed information for affiliated companies, which are accounted for using the equity method, is shown below on a 100% basis. The Company makes certain adjustments to pre-tax income as reported by some of the joint ventures prior to the Company's calculation of its share of that pre-tax income in order to provide consistency with the Company's accounting policies. The information shown below has been restated to reflect these adjustments. Pre-tax income has been increased by $34.2 million, $27.3 million and $20.8 million in 1995, 1994 and 1993, respectively, to reverse interest expense recognized on loans to a joint venture from its partners; the Company records these loans as equity contributions. The partner loan balances of $457.0 million, $472.2 million and $482.3 million at December 31, 1995, 1994 and 1993, respectively, have been reclassified from long-term liabilities to partners' equity. This results in a difference between the carrying value of the Company's investment in the joint venture and the Company's equity in the underlying net assets as reported by the joint venture. Pre-tax income is presented because the majority of the joint ventures are partnerships which do not provide for income taxes on their separate financial statements. Consistent with the Company's unclassified balance sheet, the joint venture balance sheets are unclassified as to current and non-current assets.

Year ended December 31,                     1995           1994           1993
-----------------------               -----------    -----------    -----------
Revenues                              $  292,989     $  282,352     $  224,179
Pre-tax income                            51,517         41,510         17,241
Total assets                           1,310,062      1,257,794      1,161,123
Long-term liabilities                    442,514        441,625        382,207
Total liabilities                        585,532        558,679        481,846
Equity                                   724,530        699,115        679,277

ASSETS HELD FOR SALE OR LEASE
     Assets held for sale or lease consist of equipment which has been repossessed or returned by the lessee after normal lease maturity, and real estate upon which the Company foreclosed when the debtors owning the property were unable to discharge their obligations or which has been recorded as an in-substance foreclosure. Upon foreclosure, properties are recorded at the lower of their then carrying amount or fair market value. Generally, depreciation is recorded on a straight-line basis for aircraft available for sale or lease which are held for more than six months.
     The major classes of assets held for sale or lease are as follows:

At December 31,                                            1995           1994
---------------                                         --------       --------
Aircraft                                                $22,552        $10,057
Rail                                                      8,092              -
Real estate                                               4,687         16,945
Other                                                     1,520          3,375
                                                       ---------      ---------
   Total cost                                            36,851         30,377
Accumulated depreciation                                 (8,621)        (6,057)
                                                       ---------      ---------
Net investment                                          $28,230        $24,320
                                                       =========      =========

OTHER INVESTMENTS
     Progress payments largely consist of payments made toward the construction of steel production equipment. Interest capitalized on progress payments was $1.6 million in 1995.
     In a 1995 noncash transaction, the Company reacquired a majority interest in a cogeneration facility which was formerly accounted for using the equity method. The investment balance is fully consolidated at December 31, 1995. The balance at December 31, 1995 is net of $9.2 million of accumulated depreciation. The facility is financed by a nonrecourse obligation having a balance of $37.7 million at December 31, 1995.


     The components of other investments are as follows:

At December 31,                                            1995           1994
---------------------------                            ---------      ---------
Progress payments and other                            $ 31,934       $  3,750
Cogeneration facility                                    31,100              -
Real estate development                                  14,570         16,623
                                                       ---------      ---------
Total investment                                       $ 77,604       $ 20,373
                                                       =========      =========

INVESTMENT IN FUTURE RESIDUALS
     Investment in future residuals primarily consists of purchased interests in the residual values of equipment leased by others. In general, purchased residual interests are recorded at cost. The difference between initial cost and realized value is recognized upon disposition.

ALLOWANCE FOR LOSSES ON INVESTMENTS
     The Company maintains an allowance for losses on investments through periodic provisions. The purpose of the allowance is to provide for credit and collateral losses which are inherent in the investment portfolio. The allowance is at a level deemed adequate by management considering an assessment of overall risks and probable losses in the portfolio as a whole and a review of historical experience. It is the Company's policy to charge off amounts which, in the opinion of management, are not recoverable from obligors or the disposition of collateral. The Company reviews the recoverability of all investments, both on and off the balance sheet, at least annually. Factors considered include a customer's payment history and financial position, and the value of the underlying collateral determined by reference to internal and external equipment knowledge and resources.
     Activity within the allowance for losses on investments is as follows:

Year ended December 31,                     1995           1994           1993
-----------------------                  --------       --------      ---------
Beginning balance                        $82,206        $88,193       $101,323
Provision                                 18,000         19,000         29,000
Charges to allowance                     (11,734)       (27,480)       (44,180)
Recoveries and other                       4,017          2,493          2,050
                                         --------       --------      ---------
Balance at end of year                   $92,489        $82,206       $ 88,193
                                         ========       ========      =========
ACQUISITION
     On November 9, 1995, the Company entered into an agreement to purchase the stock of Sun Financial Group, Inc. (Sun Financial), a technology-focused finance company, for a $26.0 million note, payable over four years. The agreement calls for the exchange of 80% of Sun Financial's stock on November 9, 1995, with the remaining 20% of the shares to be exchanged on December 31, 1999. The Company may be required to make an additional payment in 1999, contingent upon certain financial measures. The seller remains an executive officer of the company. The acquisition, including any payment with respect to the remaining 20% made in the future, is being accounted for using the purchase method.
     Assets with a book value of $134.2 million were acquired and liabilities of $126.7 million were assumed in this noncash transaction. Sun Financial's results of operations for the two months ended December 31, 1995 are fully consolidated in the Company's financial statements. The minority interest is not material and is included in other liabilities in the accompanying balance sheet.
     Unaudited pro forma consolidated earned income for the Company, including Sun Financial, as if the acquisition of Sun Financial had occurred at the beginning of 1995 and 1994 is $269.7 million and $248.1 million, respectively. Pro forma consolidated net income including the results for Sun Financial is not materially different from consolidated net income.


DEBT AND CAPITAL LEASE FINANCING

SHORT-TERM BORROWING
     At December 31, 1995, the Company has commitments under its credit agreements with a group of banks for revolving credit loans aggregating up to $282.5 million. The credit agreements contain various covenants which include, among other factors, minimum net worth, restrictions on dividends and requirements to maintain certain financial ratios. At December 31, 1995, these covenants limit the Company's ability to transfer net assets to its parent to no more than $107.4 million. The revolving commitments are available for borrowing, repaying and reborrowing at any time and contain various pricing options. The Company pays a facility fee on one facility and a commitment fee on the unused commitment of the other facility, but is not obligated to maintain compensating balances. At December 31, 1995, $137.6 million of the commitments in excess of amounts backing commercial paper and bankers' acceptances are available and unused.

     The Company obtains short-term financing by issuance of commercial paper and bankers' acceptances through its dealers in the United States and Canada, and from notes payable to banks. At December 31, 1995 these borrowings, which total $185.5 million, are backed by or are under the principal credit agreements. The weighted average interest rate at the end of the period was 6.20% and 6.23% as of December 31, 1995 and 1994, respectively.
     Notes payable include $26.0 million due to the seller of Sun Financial, who remains an executive officer of the Company.


At December 31,                                            1995           1994
----------------------------------------------       -----------    -----------
VARIABLE RATE
Medium-Term Notes due 1996-1999                      $   40,000     $   60,000
Senior Bank Note due 1995                                     -         10,000
                                                     -----------    -----------
       Subtotal - variable rate                          40,000         70,000
                                                     -----------    -----------
FIXED RATE
5.45% - 10.20% Medium-Term Notes due 1996-2005          539,600        443,600
9.375% Senior Notes due 1997                             50,000         50,000
10% Senior Note due 1996                                 50,000         50,000
                                                     -----------    -----------

       Subtotal - fixed rate                            639,600        543,600
                                                     -----------    -----------
Total senior term notes                              $  679,600     $  613,600
                                                     ===========    ===========

Interest on variable rate senior term notes is calculated using the LIBOR.

     The Company has significant amounts of floating rate lease and loan investments, giving rise to market risks from changes in interest rates. Derivative financial instruments are used to reduce those risks. The Company enters into interest rate swap agreements to modify the interest characteristics of its outstanding debt from a fixed to a floating basis. These agreements involve the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The differential to be paid or received is calculated based on the notional amounts and a widely used floating rate index (LIBOR). It is accrued as interest rates change and is recognized as an adjustment to interest expense related to the debt. As a result of interest rate swaps, interest expense was higher by $0.9 million in 1995 and was reduced by $2.2 million and $3.1 million in 1994 and 1993, respectively. The related amount payable to or receivable from counterparties is included in accrued interest.The fair values of the swap agreements are not recognized in the financial statements. The total notional principal of all interest rate swaps as of December 31, 1995 was $235.0 million, with termination dates ranging from 1996 to 2005.

NONRECOURSE OBLIGATIONS
     Nonrecourse obligations consist primarily of debt collateralized by the assignment of leases and a security interest in the underlying equipment, a cogeneration facility, and real estate projects. The carrying amount of this collateral at December 31, 1995 is $227.9 million. The nonrecourse obligation associated with one aircraft will become recourse to the Company to the extent of the then remaining debt balance in 2002 when a balloon payment of $7.3 million is due.
    Nonrecourse obligations include the following:
At December 31,                                            1995           1994
-------------------------------                        ---------      ---------
VARIABLE RATE
Notes due 2002                                         $ 43,066       $ 39,378
Notes due 2000                                            3,285          3,535
Other                                                     6,282          5,908
                                                       ---------      ---------
       Subtotal - variable rate                          52,633         48,821
                                                       ---------      ---------
FIXED RATE
5.10%-11.08% Notes due 1996 - 2000                      103,139              -
8.17% Note due 2013                                      37,674              -
8.25% Note due 1996                                           -          6,449
                                                       ---------      ---------
      Subtotal - fixed rate                             140,813          6,449
                                                       ---------      ---------
Total nonrecourse obligations                          $193,446       $ 55,270
                                                       =========      =========

Interest on variable rate nonrecourse obligations is calculated using the Prime rate or LIBOR.

MATURITIES
     Maturities of debt financings, obligations under capital leases and nonrecourse obligations are presented in the following table. Imputed interest on capital leases totaled $4.5 million at December 31, 1995. This table assumes that the commercial paper, notes payable and bankers' acceptances are retired by the unused revolving commitments.

               Converted                  Obligations       Total
               Revolving       Senior   Under Capital        Debt   Nonrecourse
Year Due    Credit Loans   Term Notes          Leases   Financing   Obligations
----------  ------------   ----------   -------------   ---------   -----------
1996           $      -     $105,000       $   3,627    $108,627      $ 47,814
1997                  -      105,000           2,067     107,067        36,963
1998            185,483       85,000           1,378     271,861        24,198
1999                  -       83,600           1,477      85,077        15,630
2000                  -       79,000           1,660      80,660        12,653
After 2000            -      222,000           5,593     227,593        56,188
               ---------    ---------      ----------   ---------     ---------
Total          $185,483     $679,600       $  15,802    $880,885      $193,446
               =========    =========      ==========   =========     =========

OBLIGATIONS UNDER CAPITAL LEASES
     Obligations under capital leases consist of equipment subject to capital lease financing which has been subleased. Such subleases are classified as direct financing leases having carrying values of $15.9 million and $18.9 million at December 31, 1995 and 1994, respectively. Minimum future lease payments receivable under the subleases aggregate $20.7 million receivable over a period ending in 2003. The obligations under capital leases and the related subleases have the same term and call for fixed rental payments. The Company has purchase and renewal options under the leases which allow it to accommodate similar options exercisable by sublessees.

OPERATING LEASE OBLIGATIONS
     The Company is a lessee under certain aircraft, rail equipment, and office leases which are classified as operating leases. Total rental expense was $20.5 million, $16.1 million and $9.8 million in 1995, 1994 and 1993, respectively. The aircraft and rail equipment under these leases have been subleased, generating lease income of $23.8 million, $17.4 million and $12.8 million in 1995, 1994 and 1993, respectively.
     During 1995, the Company entered into a transaction for the sale leaseback of an aircraft. The net book value of the aircraft is not shown on the balance sheet.
     Future rentals payable by the Company through 2019 and sublease receivables under noncancellable operating leases through 2008 are as follows:

                                               Obligations           Operating
Year Due                                    Under Sublease   Lease Receivables
----------                                  --------------   -----------------
1996                                            $  20,591           $  22,263
1997                                               19,973              19,880
1998                                               20,079              18,108
1999                                               20,200              17,295
2000                                               23,175              10,948
After 2000                                        200,327              58,717
                                                 ---------           ---------
Total                                            $304,345            $147,211
                                                 =========           =========

CAPITAL STOCK
     As of December 31, 1995 and 1994, all issued common and preferred stock of the Company was held by GATX Corporation. The preferred stock is convertible to common stock on a one-for-one basis and is redeemable for $100 per share, at the option of the issuer. Dividends on preferred stock are payable on a share-for-share basis at the same rate per share as common stock when and as declared by the board of directors.

INCOME TAXES
     GATX Corporation files a consolidated federal income tax return which includes the Company. Under an intercompany tax agreement, the parent reimburses the Company to the extent the Company's operating losses and investment tax credits are utilized in the consolidated federal return. Should the Company generate taxable income, the agreement provides for payment by the Company of any resulting additional federal tax liability incurred by GATX Corporation.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recorded these differences in its deferred tax accounts, intercompany accounts receivable, and equity accounts. In exchange for cash payments, GATX Corporation has assumed a portion of GATX Capital's deferred tax liability. GATX Corporation recontributed these amounts through the purchase of Convertible Preferred Stock, currently outstanding, over the period from 1975 to 1985. In addition, GATX Capital has an account receivable of $46.1 million from GATX Corporation resulting from the reassumption of a portion of these deferred taxes through December 31, 1994. Offsetting this receivable is $1.8 million due to GATX Corporation which consists of amounts owed for dividends, overhead, and taxes pursuant to the intercompany tax agreement.


    Significant components of the Company's deferred tax liabilities and assets are as follows:

At December 31,                                            1995           1994
-----------------------------------                    ---------      ---------
DEFERRED TAX LIABILITIES
Leveraged leases                                       $ 50,762       $ 63,610
Other leases                                             79,360         51,158
Investment in joint ventures                             22,684         15,505
Alternative minimum tax adjustment                        2,839          1,318
Other                                                    12,259          3,388
                                                       ---------      ---------
     Total deferred tax liabilities                    $167,904       $134,979
                                                       ---------      ---------
DEFERRED TAX ASSETS
Allowance for losses on investments                    $ 36,279       $ 32,245
Loans                                                     9,653          2,488
Other                                                    15,469          5,915
                                                       ---------      ---------
    Total deferred tax assets                            61,401         40,648
                                                       ---------      ---------
        Net deferred tax liabilities                   $106,503       $ 94,331
                                                       =========      =========

TAX ACCOUNT BALANCES
Deferred income tax liabilities                        $ 27,562       $ 15,390
Preferred stock and related
   additional paid-in capital                           125,000        125,000
Due from GATX Corporation                               (46,059)       (46,059)
                                                       ---------      ---------
     Net deferred tax liabilities                      $106,503       $ 94,331
                                                       =========      =========

The provision for income taxes consists of the following:

Year ended December 31,                     1995           1994           1993
-----------------------                  --------       --------       --------
CURRENT
Federal                                  $ 7,389        $11,436        $12,245
State and local                            1,513            (44)           405
Foreign                                   (1,227)           719          1,885
                                         --------       --------       --------
   Total current                           7,675         12,111         14,535
                                         --------       --------       --------
DEFERRED
Federal                                   10,515          2,684          4,579
State and local                            2,175          2,778          2,176
Foreign                                    2,375          1,212             71
                                         --------       --------       --------
   Total deferred                         15,065          6,674          6,826
                                         --------       --------       --------
Total provision for income taxes         $22,740        $18,785        $21,361
                                         ========       ========       ========

A reconciliation between the federal statutory tax rate and the Company's effective tax rate is shown below:

Year ended December 31,                     1995           1994           1993
-----------------------------------      --------       --------       --------
Federal statutory income tax rate          35.0%          35.0%          35.0%
State tax provision, net of
   federal tax benefit                      4.1%           4.1%           3.9%
Impact of federal tax rate increase           -              -            3.7%
Sale of consolidated subsidiary               -              -            1.3%
Other                                       2.0%           3.9%           5.9%
                                         --------       --------       --------
Effective tax rate                         41.1%          43.0%          49.8%
                                         ========       ========       ========

     Income before income taxes from foreign operations was $2.5 million, $1.8 million and $3.0 million in 1995, 1994 and 1993, respectively.
     Federal income taxes have not been provided on the undistributed earnings of foreign subsidiaries and affiliates which the Company intends to permanently reinvest in these foreign operations. The cumulative amount of such earnings was $14.3 million at December 31, 1995.

FOREIGN OPERATIONS
     The Company provides or arranges equipment financing for non-affiliated entities both inside and outside the United States. In the following table, export income pertains to revenue generated by domestic operations through transactions with customers in foreign countries. Some of these transactions are denominated in foreign currencies. Information designated as foreign in the following table pertains to operations that are located outside of the United States.


Year ended December 31,                     1995           1994           1993
-----------------------               -----------    -----------    -----------
EARNED INCOME
Domestic                              $  191,343     $  179,709     $  171,047
Export                                    28,537         26,436         29,866
Foreign                                   17,591         10,505         11,851
Eliminations                                (962)          (618)          (367)
                                      -----------    -----------    -----------
                                      $  236,509     $  216,032     $  212,397
                                      ===========    ===========    ===========

NET INCOME
United States                         $   24,246     $   20,596     $   16,590
Foreign                                    8,306          4,192          4,929
Eliminations                                  52             63              6
                                      -----------    -----------    -----------
                                      $   32,604     $   24,851     $   21,525
                                      ===========    ===========    ===========

TOTAL ASSETS
United States                         $1,318,020     $1,038,762     $1,050,117
Foreign                                  207,779        236,828        213,169
Eliminations                              (7,416)        (6,000)        (6,688)
                                      -----------    -----------    -----------
                                      $1,518,383     $1,269,590     $1,256,598
                                      ===========    ===========    ===========

     The Company has entered into currency swap agreements to protect itself from the risk that the eventual dollar net cash in-flow from foreign denominated investments will be adversely affected by changes in exchange rates. The currency swaps exchange U.S. borrowings of $31.2 million for liabilities of $42.3 million Canadian dollars, with termination dates ranging from 2001 to 2003.

RETIREMENT BENEFITS
     The Company, exclusive of Sun Financial, participates in the GATX Corporation Non-Contributory Pension Plan for Salaried Employees (the "Plan"), a defined benefit pension plan with GATX Corporation covering substantially all employees. Sun Financial employees participate in a 401(k) retirement plan. Pension cost for each GATX subsidiary included in the Plan is determined by independent actuaries. However, accumulated Plan obligation information, Plan assets and the components of net periodic pension costs pertaining to each subsidiary have not been separately determined. Contributions to the Plan made by the Company through GATX Corporation and pension expense allocated to the Company are not material to these financial statements.

     In addition to pension benefits, the Company provides other postretirement benefits, including limited health care and life insurance benefits, for certain retired employees who meet established criteria. Most domestic employees, exclusive of Sun Financial employees, are eligible if they retire from the Company with immediate pension benefits under the Plan. The net periodic cost and accrued liability are not material to these financial statements.

COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF CREDIT RISK
     At December 31, 1995, the Company's investment portfolio consists of 39% commercial jet aircraft, 18% rail equipment, 13% warehouse and production equipment, 10% information technology equipment, 7% marine equipment, 4% golf courses, and 9% other equipment. The portfolio is made up of approximately 800 financing contracts with 600 customers.
     The Company's backlog was $325.0 million and $191.6 million, at December 31, 1995 and 1994, respectively.
     The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and financial guarantees. Such instruments involve, to varying degrees, elements of credit and market risk which are not recognized in the consolidated balance sheets. The contractual amounts of the instruments are shown below:

At December 31,                                            1995           1994
-------------------------                              --------        -------
Guarantees                                             $131,144        $99,094
Stand-by loan commitments                              $      -        $ 5,800


     Guarantees are commitments issued by the Company to guarantee the value of an asset at the end of the lease, or to guarantee performance of an affiliate to a third party. These commitments have fixed expiration dates ranging from 1996 to 2015. Since many of the assets on lease are expected to retain their value, the total amount guaranteed does not necessarily represent future cash requirements.
     The Company uses essentially the same credit policies in making commitments and conditional obligations as it does for funded transactions. All investments are subject to normal credit policies, collateral requirements and senior management review. For example, lease provisions require lessees to meet certain standards for maintenance and return conditions, and provide for repossession upon default. Loans are generally secured by equipment or real estate, and may involve guarantees or other assets as collateral. All commitments having off-balance sheet risk are reviewed at least annually for potential exposure using the same criteria discussed in the Allowance for Losses on Investments footnote, and the allowance is adjusted accordingly.

FAIR VALUE OF FINANCIAL INSTRUMENTS
     Generally accepted accounting principles require disclosure of the estimated fair value of the Company's financial instruments, excluding lease transactions accounted for under SFAS 13. Fair value is a subjective and imprecise measurement that is based on assumptions and market data.
     The use of different market assumptions and valuation methodologies may have a material effect on the estimated fair value amounts. Accordingly, management cannot provide assurance that the fair values presented are indicative of the amounts that the Company could realize in a current market exchange.
     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

SHORT-TERM FINANCIAL INSTRUMENTS
     The carrying amounts included on the balance sheet approximate fair value because of the short maturity of these instruments. This approach applies to cash and cash equivalents, accrued interest, accounts payable, commercial paper, and bankers' acceptances.

SECURED LOANS
     The fair values of the fixed rate loans are estimated using discounted cash flow analysis, at interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The fair values of the variable rate secured loans are assumed to be equal to their carrying values.

SENIOR NOTES AND NONRECOURSE OBLIGATIONS
     The fair value of fixed rate senior notes and nonrecourse obligations was estimated performing a discounted cash flow calculation using the note term and market interest rate for each note based on the Company's current incremental borrowing rates for similar borrowing arrangements. The fair values of variable rate senior notes and nonrecourse obligations are assumed to be equal to their carrying values.

INTEREST RATE AND CURRENCY SWAPS
     The fair value of the interest rate and currency swaps is estimated by discounting the fixed cash flows received under each swap using the rate at which the Company could enter into new swaps of similar remaining maturities. The carrying amount shown on the table below represents the amount of accrued interest payable or receivable at the end of the period. The fair value represents the accrued amount plus the amount that the Company would have to pay or would receive in the current market to unwind the swaps.

OTHER OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
     It is not practicable to estimate the fair value of the Company's other off-balance sheet financial instruments because there are few active markets for these transactions, and the Company is unable at this time to estimate fair value without incurring excessive costs.

SUMMARY OF FAIR VALUES
     The following table presents the fair values of only those financial instruments required to be presented by generally accepted accounting principles. Proceeds from senior term notes are invested in a variety of activities, including both financial instruments shown in this table, as well as leases and joint venture investments, for which fair value disclosures are not required.

                                                       Carrying           Fair
At December 31, 1995                                     Amount          Value
-----------------------                                ---------      ---------
ASSETS
Secured Loans                                          $239,873       $252,443

LIABILITIES
Senior term notes                                      $679,600       $726,700
Nonrecourse obligations                                $193,446       $199,797
Interest rate swaps                                    $    103       $   (964)

                                                       Carrying           Fair
At December 31, 1994                                     Amount          Value
-----------------------                                ---------      ---------
ASSETS
Secured Loans                                          $231,225       $221,239
LIABILITIES
Senior term notes                                      $613,600       $614,600
Nonrecourse obligations                                $ 55,270       $ 55,298
Interest rate swaps                                    $    (76)      $ 10,454




Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

None.

                                    PART III

Item 10(a).  Directors of the Registrant
----------------------------------------

Name                  Office Held                     Since        Age
-------              --------------                  --------    -----
James J. Glasser      Chairman of the Board             1971        61
Joseph C. Lane        President, Chief Executive
                       Officer and Director             1994        42
David B. Anderson     Director                          1996        54
Alan C. Coe           Executive Vice President
                       and Director                     1994        44
Jesse V. Crews        Executive Vice President
                       Chief Investment Officer,
                       and Director                     1994        43
David M. Edwards      Director                          1990        44
Frederick L. Hatton   Executive Vice President
                       and Director                     1984        53
Ronald H. Zech        Director                          1984        52


Item 10(b).  Executive Officers of the Registrant
-------------------------------------------------

Name                  Office Held                     Since        Age
-------              --------------                  --------    -----
Joseph C. Lane         President, Chief Executive
                        Officer and Director             1994        42
Alan C. Coe            Executive Vice President
                        and Director                     1994        44
Jesse V. Crews         Executive Vice President,
                        Chief Investment Officer,
                        and Director                     1994        43
Frederick L. Hatton    Executive Vice President
                        and Director                     1984        53
Cal C. Harling         Senior Vice President and
                        Managing Director-
                        Technology Group                 1994        47
Glenn L. Hickerson     Senior Vice President and
                        President-Air Group              1995        58
Kathryn G. Jackson     Senior Vice President and
                        Managing Director-Corporate
                        Finance                          1995        40
Robert J. Sammis       Senior Vice President-
                        Corporate Development            1993        49
Michael E. Cromar      Vice President and Chief
                        Financial Officer                1994        48
Thomas C. Nord         Vice President, General
                       Counsel, and Secretary            1980        55
Valerie C. Williams    Vice President-Human Resources    1989        51
George R. Prince       Vice President and Treasurer      1983        51
Curt F. Glenn          Principal Accounting Officer,
                        Vice President,and Controller    1992        41

JOSEPH C. LANE, President, Chief Executive Officer and Director since 1994. Mr. Lane joined the Company in 1979 as a Financial Analyst and has served as District Manager, Regional Manager, Vice President, Senior Vice President and Executive Vice President. Mr. Lane was formerly Vice President-Corporate Finance for Rotan Mosle Investment Bankers (two years) and a member of the Yale University Development Faculty (three years). Mr. Lane currently serves as a Director of the Equipment Leasing Association Board. He received a BA from Yale University in 1975.


ALAN C. COE, Executive Vice President and Director since 1994. Mr. Coe joined the Company in 1977 as a Financial Analyst and has held a variety of positions both domestically and internationally. Prior to 1977, Mr. Coe served as an officer in the United States Air Force (four years) and as Vice President-Corporate Finance - with Rotan Mosle in Houston, Texas (three years). Mr. Coe received a BA from Southern Methodist University in 1973 and his MBA from Golden Gate University in 1976.


JESSE V. CREWS, Executive Vice President, Chief Investment Officer and Director since 1995. Mr. Crews joined the Company in 1977 as a Financial Analyst and had a variety of positions, including Regional Manager of the Singapore (two years) and New Orleans/Houston (five years) offices before returning to San Francisco in 1985. He has been broadly responsible for the development of new business investment opportunities for the Company's own portfolio since 1986 and as head of the Corporate Finance Group from 1990 to 1994. Mr. Crews received a BA from Yale and an MBA from the University of Virginia.


FREDERICK L. HATTON, Executive Vice President and Director since 1984. Mr. Hatton joined the Company in 1983 as Senior Vice President and President of GATX Air. He is currently responsible for GATX Airlog. Prior to 1983, he served as Vice President Marketing for two years, and Executive Vice President for four years with International Air Service Company (IASCO). Prior to IASCO, Mr. Hatton served in a number of managerial capacities for Flying Tiger Lines. He received a BS from Yale University in 1964, an MS in aerospace management from the University of Southern California in 1971, and an MBA from the Wharton School in 1972. Mr. Hatton served as a U.S. Marine Corps fighter pilot from 1964 to 1970 including a tour in Vietnam.


CAL C. HARLING, Senior Vice President-Technology Group since 1994. Mr. Harling joined the Company in 1987 as Vice President, Technology Financing. Prior to 1987 Mr.Harling was an independent consultant for two years. Mr. Harling worked for Decimus Corporation, a subsidiary of BankAmerica Corporation, for ten years starting in 1975. While at Decimus Mr. Harling held various positions including Vice President of Vendor Operating Leasing, Vice President of Portfolio Management, and other management positions in systems development. Mr. Harling received a BS from California State University, Sacramento in 1973.

GLENN L. HICKERSON, Senior Vice President and Executive Vice President Marketing of the Air Group 1990 through 1995. President-Air Group since 1995. Prior to joining the Company, he was President/Managing Director of GPA Asia Pacific (1989-1990) and Vice President-Commercial Marketing and Sales at Douglas Aircraft Company (1983-1989). Mr. Hickerson served the Lockheed California Company from 1976 through 1983, the last four years as Vice President-Marketing and Sales-International. Prior to 1976 he served as Group Vice President-Travel Division with Marriott Corporation (four years), President, Universal Airlines (five years) and Secretary-Treasurer, Douglas Finance Corporation (five years). Mr. Hickerson received a BS from Claremont McKenna College and an MBA from New York University.


KATHRYN G. JACKSON, Senior Vice President and Managing Director-Corporate Finance since 1995. She joined the Company in 1981 as Financial Analyst, and transferred to the Chicago regional office in 1982 serving as District Manager, Vice President and Managing Director. From 1987 to 1994, she was employed by D'Accord Financial Services as a Managing Director, member of the Executive Committee and ultimately served as President, Chairman and Chief Executive Officer for one year. Ms. Jackson holds a BA from Stanford University and an MBA from Northwestern University.


ROBERT J. SAMMIS, Senior Vice President-Corporate Development since 1993.
Mr. Sammis joined the Company in 1975 as Associate Counsel. He has served as a Senior Vice President in charge of Equipment Management and as Managing Director, International. Mr. Sammis is a Fulbright scholar and, in that capacity, taught law at the University of Los Andes, Bogota, Columbia. Prior to joining the Company, he was with Pillsbury, Madison & Sutro as Associate Counsel. Mr. Sammis received a BA from the University of California and a JD from the University of Michigan.


MICHAEL E. CROMAR, Vice President and Chief Financial Officer since October 1994. Prior to joining the Company, Mr. Cromar was Vice President, Treasurer and Chief Financial Officer at The Harper Group, Inc., a San Francisco based international logistics services company from December 1992 to October 1994. From September 1988 through August 1992 he served S.A. Louis-Dreyfus & Cie., principally as Senior Vice President, Finance and Information, for Gearbulk Ltd. an industrial bulk shipping joint venture in Bergen, Norway. From 1982 to 1988 he was corporate controller and a director of information technology for American President Companies, Ltd. From 1975, he held a variety of financial management positions with Natomas Co., an energy resources company. Mr. Cromar began his career with Touche Ross & Co. where he was a Certified Public Accountant. He received a BS degree in Business Administration in 1972 from the University of Utah and was an infantry officer in the U.S. Army, including service in Vietnam.


THOMAS C. NORD, Vice President, General Counsel and Secretary since 1980.
Mr. Nord joined the Company as Associate Counsel in 1977 and became Assistant General Counsel in 1978. Prior to 1977, Mr. Nord served as Counsel for Charter New York Leasing, an affiliate of Irving Trust Company (three years), and as an Associate in the New York law firm of Seward and Kissel (five years). Mr. Nord received a BA from Northwestern University in 1962 and a JD from the University of North Carolina in 1969.

VALERIE C. WILLIAMS, Vice President-Human Resources since 1989. Prior to joining the Company, Ms. Williams was President of VC Williams & Associates, a human resources consulting firm; was Director, Corporate Compensation and Incentives at Carson Pirie Scott & Co. and Senior Consultant, Compensation with A.S. Hansen, Inc. Ms. Williams received her MBA from Lake Forest College in 1980.


GEORGE R. PRINCE, Vice President and Treasurer since 1983. Mr. Prince joined the Company in 1981 as Assistant Vice President-Corporate Development. In 1983, he was promoted to Vice President and Treasurer. Prior to 1981, Mr. Prince was Vice President for Continental Bank. Mr. Prince received his BS in 1966 from Cornell University and MBA in 1968 from Michigan State.


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

                            PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------------------------------------------------------------------------

(a) 1. Financial statements

The following consolidated financial statements of GATX Capital Corporation are included in Item 8.

   Consolidated Statements of Income and Reinvested Earnings
      Years Ended December 31, 1995, 1994 and 1993
   Consolidated Balance Sheets
      As of December 31, 1995 and 1994
   Consolidated Statements of Cash Flows
      Years Ended December 31, 1995, 1994 and 1993
   Notes to Consolidated Financial Statements

    2.   Financial statement schedules

All financial statement schedules have been omitted because they are not applicable or because required information is provided in the financial statements, including the notes thereto, which are included in Item 8.

    3.   Exhibits Required by Item 601 of Regulation S-K

   Exhibit Number
   --------------
      3(a)  Restated Certificate of Incorporation of the Company.(6)
      3(b)  By-laws of the Company.(1)
      4(d)  Term Loan Agreement between the Company and a Bank dated
            December 26, 1990.(2)
     10(a)  Office Leases, Four Embarcadero Center, dated October 1, 1990 and
            June 1, 1991, between the Company and Four Embarcadero Center
            Venture.(2)
     10(b)  Tax Operating Agreement dated January 1, 1983 between GATX
            Corporation and the Company.(3)
     10(c)  Credit Agreement among the Company, the Subsidiaries listed in
            Schedule II thereto, the Banks listed on the signature pages thereto, and Chase Manhattan Bank, as agent for the Banks, dated
            December 14, 1992.(4)
     10(d)  Amendment No. 1, dated December 1, 1994, to Credit Agreement referred to in 10(c). (5)
     10(e)  Credit Agreement among the Company, its two subsidiaries operating in Canada, and the Bank of Montreal, dated
            December 14, 1992.(4)
     10(f)  First Amendment, dated June 20, 1993 to Credit Agreement referred to in 10(e).(5)
     10(g)  Second Amendment, dated June 14, 1994, to Credit Agreement referred to in 10(e).(5)
     10(h)  Third Amendment, dated December 1, 1994, to Credit Agreement referred to in 10(e).(5)
     12     Ratio of Earnings to Fixed Charges (6)
     23     Consent of Independent Auditors.(6)
     27     Financial Data Schedule.(6)
     99     Listing of Medium Term Notes.(6)

The Registrant agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of long-term debt of the Registrant the authorized principal amount of which does not exceed 10% of the total assets of Registrant.

   (1) Incorporated by reference to Registration Statement on Form S-1, as amended, (file number 2-75467) filed with the Commission on December 23, 1981, page II-4.
   (2) Incorporated by reference to Form 10-K filed with the Commission on March 30, 1991.
   (3) Incorporated by reference to Form 10-K filed with the Commission on March 28, 1983.
   (4) Incorporated by reference to Form 10-K filed with the Commission on March 31, 1993.
   (5) Incorporated by reference to Form 10-K filed with the Commission on March 27, 1995.
   (6) Submitted to the Securities and Exchange Commission with the electronic filing of this document.

Item 14(b).  Reports on Form 8-K
-----------------------------------------
Report on Form 8-K dated October 31, 1995 was filed December 7, 1995 reporting the Company's agreement, effective October 31, 1995, to acquire over the next four years all of the outstanding stock of Sun Financial Group, Inc., a technology-focused finance company based in Tampa, Florida.


Item 14(d). Separate Financial Statements of Subsidiaries not Consolidated
--------------------------------------------------------------------------
and Fifty Percent or Less Owned Persons
----------------------------------------

                              GATX/CL Air Leasing
                            Cooperative Association
                              and GATX/CL Air N.V.

                          Combined Financial Statements


                    Years ended December 31, 1995, 1994 and 1993


                                    CONTENTS

Report of Independent Auditors

Combined Financial Statements

Combined Balance Sheets
Combined Statements of Operations
Combined Statements of Stockholders' and Members' Equity
Combined Statements of Cash Flows
Notes to Combined Financial Statements

                        Report of Independent Auditors

To Members of GATX/CL Air Leasing Cooperative Association and the Board of Management and Stockholders of GATX/CL Air N.V.:

We have audited the accompanying combined balance sheets of GATX/CL Air Leasing Cooperative Association and GATX/CL Air N.V. at December 31, 1995 and 1994, and the related combined statements of operations, stockholders' and members' equity(deficit), and cash flows for each of the three years for the period ended December 31, 1995. These financial statements are the responsibility of the companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of GATX/CL Air Leasing Cooperative Association and GATX/CL Air N.V. at December 31, 1995 and 1994, and the combined results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Moret Ernst & Young Accountants

Curacao, March 19, 1996

                  GATX/CL Air Leasing Cooperative Association
                              and GATX/CL Air N.V.
                             Combined Balance Sheet
                                 (In Thousands)

                                                                December 31
                                                             1995         1994
                                                       -----------  -----------

 Assets
 Cash and cash equivalents                             $   31,803   $   29,778
 Accounts receivable - Manager                             11,176       11,338

 Investments:
   Equipment on operating leases, net of accumulated
      depreciation of $99,831 in 1995
      and $71,025 in 1994                                 579,174      681,214
   Direct financing leases                                 81,730       90,074
   Assets held for lease                                   71,984           -
   Aircraft delivery progress payments                     18,414       16,062
                                                       -----------  -----------
                                                          751,302      787,350
 Other assets, net of accumulated amortization
   of $2,796 in 1995 and  $2,375 in 1994                    4,745        5,165
                                                       -----------  -----------
 Total assets                                          $  799,026   $  833,631
                                                       ===========  ===========

 Liabilities & equity
 Liabilities:
   Accounts payable and accrued liabilities            $    1,474   $    1,186
   Accrued interest                                         3,373        3,326
   Lessee deposits                                         46,018       46,382
   Capital lease obligation                                49,232       54,002
   Nonrecourse obligations                                 98,886      108,077
   Loans from members                                     456,997      472,234
                                                       -----------  -----------
             Total liabilities                            655,980      685,207

 Equity(deficit):
   Association                                            143,096      148,505
   Air N.V.                                                   (36)         (74)
   Intercompany eliminations                                  (14)          (7)
                                                       -----------  -----------
             Total equity                                 143,046      148,424
                                                       -----------  -----------
 Total liabilities and equity                          $  799,026   $  833,631
                                                       ===========  ===========
 See accompanying notes.

                 GATX/CL Air Leasing Cooperative Association
                             and GATX/CL Air N.V.

                       Combined Statement of Operations
                                (In Thousands)


                                                   Year ended December 31
                                              1995          1994         1993
                                        -----------  ------------  ------------


   Income
        Lease                           $   79,255   $    65,363   $    56,311
        Interest                             2,723         1,889         1,244
        Other                                3,681             8           234
                                        -----------  ------------  ------------
                                            85,659        67,260        57,789
                                        -----------  ------------  ------------

   Expenses
        Interest                            47,413        39,662        33,009
        Depreciation                        28,806        24,662        22,771
        Management fee                       2,360         1,903         1,746
        Guarantee fees                       1,032         1,095          (629)
        Other                                2,515         2,202         1,717
                                        -----------  ------------  ------------
                                            82,126        69,524        58,614
                                        -----------  ------------  ------------

   Net income(loss)                     $    3,533   $    (2,264)  $      (825)
                                        ===========  ============  ============
   See accompanying notes.

                                            GATX/CL Air Leasing Cooperative Association
                                                        and GATX/CL Air N.V.
                                      Combined Statement of Stockholders' and Members' Equity
                                                           (In Thousands)

                                Air N.V.                                     Association
                                ------------------------------------------   ------------------------------
                                                             Equity
                                                         adjustment
                                          Accumulated  from foreign
                                  Share      deficit/      currency          Initial  Additional                  Combined
                                Capital      earnings   translation  Total   Members     Members     Total  Elim     Total
                                -------   -----------  ------------  -----   -------  ----------  --------  ----  --------
Balances at December 31, 1992   $    44         (277)             9  (224)   78,143      53,258   131,401     -   131,177

Members' capital contributions:
   Initial                            -            -              -     -    19,118      12,746    31,864     -    31,864
   Premium                            -            -              -     -       797         796     1,593     -     1,593
Distributions to members              -            -              -     -    (3,722)     (2,482)   (6,204)    -    (6,204)
Net loss                              -           10              -    10      (504)       (334)     (838)    3      (825)
                                -------   -----------  ------------  -----   -------  ----------  --------  ----  --------
Balances at December 31, 1993        44         (267)             9  (214)   93,832      63,984   157,816     3   157,605

Distributions to members              -            -              -     -    (4,151)     (2,766)   (6,917)    -    (6,917)
Net income (loss)                     -          140              -   140    (1,435)       (959)   (2,394)  (10)   (2,264)
                                -------   -----------  ------------  -----   -------  ----------  --------  ----  --------
Balances at December 31, 1994        44         (127)             9   (74)    88,246      60,259   148,505    (7)  148,424


Distributions to members              -            -              -     -    (5,347)     (3,564)   (8,911)    -    (8,911)
Net income                            -           38              -    38     2,101       1,401     3,502    (7)    3,533
                                -------   -----------  ------------  -----   -------  ----------  --------  ----  --------
Balances at December 31, 1995   $    44          (89)             9   (36)    85,000      58,096   143,096   (14)  143,046
                                =======   ===========  ============  =====   =======  ==========  ========  ====  ========

See accompanying notes.

                 GATX/CL Air Leasing Cooperative Association
                              and GATX/CL Air N.V.

                        Combined Statement of Cash Flows
                                 (In Thousands)

                                                      Year Ended December 31
                                                    1995       1994       1993
                                                ---------  ---------  ---------
OPERATING ACTIVITIES
Net income(loss)                                $  3,533   $ (2,264)  $   (825)
Reconciliation to net cash provided by
  operating activities:
  Depreciation                                    28,806     24,662     22,771
  Amortization                                       423        487        726
  Interest expense added to member loans             703      1,935      1,258
  Changes in operating assets and liabilities:
   Receivables                                       451      6,058     (3,946)
   Accrued interest and other payables                42     (2,488)     2,314
   Lessee deposits                                  (364)     4,303     11,155
  Other - net                                        862       (114)        57
                                                ---------  ---------  ---------
   Net cash flows provided by
      operating activities                        34,456     32,579     33,510
                                                ---------  ---------  ---------
INVESTING ACTIVITIES
Investment  in leased equipment                       -      (2,975)  (126,223)
Investment in progress payments                   (1,024)        -      (2,023)
                                                ---------  ---------  ---------
   Total investments                              (1,024)    (2,975)  (128,246)
Lease rents received, net of earned income         9,757      4,820      5,059
                                                ---------  ---------  ---------
   Net cash flows provided by (used in)
      investing activities                         8,733      1,845   (123,187)
                                                ---------  ---------  ---------
FINANCING ACTIVITIES
Proceeds from issuance of member loans                -          -     129,818
Capital contributions from members                    -          -      33,457
Repayment of nonrecourse obligations              (9,191)    (8,750)    (8,014)
Repayment of member loans                        (18,292)   (12,932)   (43,158)
Repayment of capital lease obligation             (4,770)    (4,415)    (4,087)
Distributions to members                          (8,911)    (6,917)    (6,204)
                                                ---------  ---------  ---------
   Net cash flows(used in) provided
      by financing activities                    (41,164)   (33,014)   101,812
                                                ---------  ---------  ---------
Net increase in cash and cash equivalents          2,025      1,410     12,135
Cash and cash equivalents at beginning of year    29,778     28,368     16,233
                                                ---------  ---------  ---------
Cash and cash equivalents at December 31        $ 31,803   $ 29,778   $ 28,368
                                                =========  =========  =========
SUPPLEMENTAL CASH FLOW DISCLOSURES
  Interest paid                                 $ 45,606   $ 42,452   $ 30,370
  Taxes paid                                    $     77   $     34   $     11
See accompanying notes.

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF REPORTING

The accompanying combined financial statements are prepared in accordance with accounting principles generally accepted in the United States and are presented in U.S. dollars.

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

CL is the Managing Director and Co-Manager of the Association. Oyens Trust B.V. (an affiliate of CL through December 22, 1995) is a Managing Director and administrative manager of Air N.V. GATX is the manager of the Association and a Managing Director of Air N.V.

BASIS OF COMBINATION

The accompanying financial statements combine the assets, liabilities, equity, results of operations and cash flows of the Association and Air N.V. (collectively, the Companies) in recognition of their common ownership and control. All significant intercompany transactions and accounts have been eliminated.


CASH AND CASH EQUIVALENTS

Cash and cash equivalents include highly liquid investments with a maturity of three months or less when purchased.

OPERATING LEASES

Leases that do not qualify as direct financing leases are accounted for as operating leases. Equipment subject to operating leases is stated at cost less accumulated depreciation plus accrued rent. The Companies' policy is to depreciate the equipment in a systematic and rational manner over its estimated useful life, generally ranging from 25 to 30 years. Changes in the expected holding period result in an increase or decrease in the rate of depreciation over the remaining life of the equipment. During 1995, additional depreciation in the amount of $3.6 million was recorded to reflect a reduction in the expected holding period of certain equipment.

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

ASSETS HELD FOR LEASE

Assets held for lease consist of aircraft which has been returned by the lessee. Depreciation continues under the Companies' normal depreciation policy.

AIRCRAFT DELIVERY PROGRESS PAYMENTS

Payments made toward contracts for the future delivery of aircraft under construction are recorded at cost, including capitalized interest, and are classified as progress payments.

CREDIT RISK

The Companies' customers are concentrated in the commercial airline industry. All investments are subject to normal credit policies, collateral requirements and senior management review. Lease provisions require lessees to meet certain standards for maintenance and return conditions, and provide for repossession upon default.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements as well as revenues and expenses during the reporting period. Actual results, when ultimately realized, could differ from those estimates.

NEW ACCOUNTING STANDARD

In March 1995, the Financial Accounting Standards Board issued Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. This statement requires the recording of impairment losses on long-lived assets used in operations when indicators of impairment are present and when the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. The statement also requires that assets held for disposal be carried at the lower of the carrying amount or fair value less cost to sell. For this purpose, management must commit to a plan to sell or abandon the asset and it must be actively marketed for sale in the near future. There are no assets held for disposal as of December 31, 1995. The Companies will adopt Statement 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

2. ASSOCIATION CAPITAL CONTRIBUTIONS, LOANS AND ALLOCATION OF INCOME, LOSSES AND CASH DISTRIBUTIONS

CAPITAL CONTRIBUTIONS

Each Initial Member and each Additional Member are committed to contribute to the equity of the Association amounts aggregating up to each member's Equity Commitment (Initial Contributions). Such Equity Commitments aggregate $120,000,000 for the Initial Members and $80,000,000 for the Additional Members. Amounts contributed to the Association under this commitment through December 31, 1995 aggregated approximately $171,315,000 and represent each member's Equity Contribution. Each member's pro-rata share of such Equity Contributions represents its Venture Share of the Association.

Each Additional Member is also required to make Premium Contributions at the time the Initial Contributions are paid. A portion of the Premium Contributions are then reallocated to the Initial Members. Premium Contributions contributed to the Association through December 31, 1995 aggregated approximately $8,566,000.

EXPOSURE CAP

Members are only committed to contribute to the Association a maximum of equity contributions (excluding Premium Contributions) and loans aggregating $300,000,000 and $100,000,000 for each Initial Member and each Additional Member, respectively (Exposure Cap) for a total of $1,000,000,000. Also, Premium Contributions which may be required by the Additional Members may not exceed $2,500,000 for each Additional Member. The amount of unused and available equity and loan contributions from the Members at December 31, 1995 is $197,290,000.

ALLOCATION OF INCOME AND LOSSES

Income and losses are allocated to each member according to its Venture Share.

ALLOCATIONS OF CASH FLOW

Available cash flow, as defined by the Cooperative Agreement, will be distributed to the members, and shall be allocated in part as a Contingent Return to all members and in part as a Contingent Management Fee to the Initial Members (Note 11). Upon liquidation of the Association, remaining net assets of the Association will be distributed among the members in proportion to their respective Investment Share, as defined by the Cooperative Agreement.

3.  OPERATING LEASES

The Companies lease aircraft and related equipment to South American, North American, European and Asian commercial airlines under operating leases. Earned income from operating leases in 1995, 1994, and 1993 was $71,973,000, $58,954,000, and $50,910,000, respectively. Earned income was increased (decreased), due to the change in interest rates by $7,586,000, $3,420,000, and $(2,753,000) in 1995, 1994, and 1993, respectively.

The Companies project future rentals on variable leases by using the interest rate in effect at lease inceptions. Future rentals are subject to fluctuations with the increase and decrease in the interest rate. As of December 31, 1995, future rentals under operating leases are due as follows (in thousands):

     YEAR DUE
     --------
     1996                    $ 52,824
     1997                      25,175
     1998                      13,698
     1999                      10,138
     2000                       7,468
                             --------
                             $109,303
                             ========

4.  DIRECT FINANCING LEASES

The Association leases aircraft and related equipment to a South American commercial airline under direct financing leases with initial terms of 12 years. Earned income from direct financing leases in 1995, 1994, and 1993 was $7,282,000, $6,409,000, and $5,401,000, respectively. Earned income includes a reduction of variable rentals of $1,933,000, $3,553,000, and $5,144,000 for 1995, 1994, and 1993, respectively. The components of the Association's net investment in direct financing leases are as follows (in thousands):

YEAR ENDED DECEMBER 31,                       1995        1994
--------------------------------------    ---------   ---------

Lease contracts receivable                $ 82,972    $100,532
Estimated unguaranteed residual values      30,700      30,700
Less: Unearned income                      (31,942)    (41,158)
                                          ---------   ---------
Investment in direct financing leases     $ 81,730    $ 90,074
                                          =========   =========

The Companies project future rental commitments on variable rent leases by using the interest rate in effect at lease inceptions. Future rentals are subject to fluctuation with the increase and decrease in interest rates.
As of December 31, 1995, minimum lease payments to be received are as follows (in thousands):

     YEAR DUE
     --------
     1996                    $16,625
     1997                     15,959
     1998                     15,959
     1999                     15,959
     2000                     15,959
     Thereafter                2,511
                             -------
                             $82,972
                             =======

5.  LESSEE DEPOSITS

Lessee deposits consist of security deposits and maintenance reserves including accrued interest. At December 31, 1995 and 1994, security deposits are $6,089,000 and $5,894,000, respectively, and maintenance reserves are $35,649,000 and $37,289,000, respectively. Lessee deposits are paid by the lessee prior to the inception of the lease and are refundable to the lessee based on the terms of the various leases. Maintenance reserves are charged to lessees based upon usage of the leased aircraft. Such amounts will be reimbursed to the lessee as required maintenance is performed. Interest due to lessees is accrued on the outstanding security deposits and maintenance reserves at rates ranging from 5.8750% to 6.9375% (based on 30-day LIBOR). Accrued interest payable on lessee deposits at December 31, 1995 and 1994 aggregated $4,280,000 and $3,200,000, respectively.

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

As of December 31, 1995, future minimum lease payments on the capital lease obligation are as follows (in thousands):

     Year due
     --------

     1996                                        $   8,937
     1997                                            8,937
     1998                                            8,937
     1999                                            7,123
     2000                                            6,586
     Thereafter                                     25,370
                                                 ----------
     Total minimum lease payments                   65,890
     Amount representing interest
       (calculated at 7.9% at lease inception)     (16,658)
                                                 ----------
     Present value of minimum lease payments
       including $5,154 of current maturities    $  49,232
                                                 ==========

The capital lease obligation was reduced in 1991 by amounts which the Association irrevocably placed in a trust to be used solely for the satisfaction of the obligation, and the minimum lease payments shown above are net of payments to be made by the trust. The balance of this trust account at December 31, 1995 is $17,533,000.

The Association has entered into an interest rate swap to manage interest rate exposure by effectively converting the capital lease obligation from a fixed rate to a floating rate borrowing. The Association receives or pays interest on a notional principal amount of $47,271,000 at December 31, 1995 based on the difference between a nominal rate of 9.07% and the 180-day LIBOR. No actual borrowing or lending is involved. The swap agreement terminates in 2001. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt.

The aircraft subject to capital lease financing were subleased to a commercial airline on four-year operating leases commencing in March 1992. Such subleases are classified as operating leases. The carrying value of the underlying aircraft subject to the operating leases is $68,046,000 and $70,833,000 at December 31, 1995 and 1994, respectively. Depreciation expense of $2,744,000, $2,753,000, and $2,753,000 was recorded in 1995, 1994, and 1993, respectively.
Minimum future rentals to be received under noncancelable subleases aggregate $9,234,000 receivable over a period ending in 1997. Such rentals are included in the minimum future rentals under operating leases disclosed in Note 3.

7.  NONRECOURSE OBLIGATIONS

Nonrecourse obligations are secured by the underlying leases and leased assets. In the event of lessee default, the lenders have recourse only to the pledged equipment and the obligation is nonrecourse to the general credit of the Association. The Companies' investment in such leases at December 31, 1995 and 1994 (net of the related outstanding debt principal of $98,886,000 and $108,077,000, respectively, included in nonrecourse obligations) is $43,314,000 and $46,270,000, respectively. Nonrecourse obligations bear interest based on the 90- to 180-day LIBOR.

Nonrecourse obligations include the following (in thousands):

YEAR ENDED DECEMBER 31,                            1995           1994
-----------------------------------             -------       --------
Variable Rate Note maturing in 2001             $58,502       $ 63,738
Variable Rate Note maturing in 2000              40,384         44,339
                                                -------       --------
                                                $98,886       $108,077
                                                =======       ========

As of December 31, 1995, future principal payments on nonrecourse obligations are as follows (in thousands):

YEAR DUE
--------
1996                                         $  9,636
1997                                           10,668
1998                                           11,639
1999                                           12,693
2000                                           13,864
Thereafter                                     40,386
                                             --------
                                             $ 98,886
                                             ========

8.LOANS FROM MEMBERS

At December 31, 1995 and 1994, loans from members bearing interest at rates from 150 to 294 basis points over the 30-to-180-day LIBOR, aggregated $456,997,000 and $472,234,000 respectively, with accrued interest payable aggregating $1,151,000 and $1,204,000 respectively. Such borrowings are collateralized by the aircraft delivery progress payments and leased assets, subject to priority liens.

The future principal payments on loans from members as of December 31, 1995 are based upon leases and approved amortization schedules then in existence. Re-lease of the aircraft upon termination of the current leases will extend the term of the loans.

As of December 31 1995, future principal payments on loans from members are due as follows (in thousands):

YEAR DUE
--------
1996                                       $ 155,346
1997                                         132,645
1998                                           7,886
1999                                          31,766
2000                                          53,197
Thereafter                                    76,157
                                           ---------
                                           $ 456,997
                                           =========

Interest on loans from members for 1995, 1994, and 1993 is as follows (in thousands):

Year ended December 31,                   1995           1994           1993
------------------------------        --------       --------       --------

Interest costs incurred               $ 34,220       $ 27,336       $ 22,100
Accrued interest payable
   added to loans from members           2,030          2,864          2,596
Interest paid to members                34,273         28,778         17,346

The Association has entered into an interest rate swap to manage interest rate exposure by effectively converting a member loan from a floating rate to a fixed rate borrowing. The Association receives or pays interest on a notional principal amount of $64,236,000 and $67,496,000 at December 31, 1995 and 1994,
respectively, based on the difference between a 10.47% fixed rate and the 90-day LIBOR. The differential to be paid or received is accrued as interest rates change and is recognized currently as an adjustment to interest expense related to the debt. No actual borrowing or lending is involved. The swap agreement terminates in 2002.


9.  AIRCRAFT DELIVERY PROGRESS PAYMENTS AND COMMITMENTS

Interest cost incurred during 1995, 1994, and 1993 aggregated $48,741,000, $40,591,000, and $34,347,000, respectively of which $1,328,000, $929,000, and
$1,338,000, respectively, was capitalized into progress payments.

At December 31, 1995, remaining obligations to vendors under aircraft delivery positions aggregated $69,693,000. Obligations under delivery positions, for which the final payments upon delivery of the aircraft are subject to escalation clauses, are estimated to be paid in each of the subsequent years ended December 31, as follows (in thousands):

                                                 Estimated
                                              payments due
                                             upon expected
                                Fixed        delivery date
Year ended December 31,   obligations          of aircraft            Total
-----------------------   -----------        -------------         --------

1996                         $  3,193             $      -         $  3,193
1997                                -               66,500           66,500
                             --------             --------         --------
                             $  3,193             $ 66,500         $ 69,693
                             ========             ========         ========

10.  OTHER INCOME AND EXPENSE ITEMS

Pursuant to Article 1, paragraph 1(a), of the Netherlands Antilles National Profit Tax Ordinance of 1940, the Association is subject to Netherlands Antilles profit tax. An advance tax ruling has been obtained from the Netherlands Antilles tax authorities in order to determine the tax position of the Association. Based on this tax ruling, $96,000, $131,000, and $96,000 have been recorded as an estimate for profit taxes in 1995, 1994, and 1993, respectively.

The Air N.V. is subject to Netherlands corporate income tax. An advance tax ruling has been obtained from the Netherlands tax authorities in order to determine the tax position of the Air N.V. Based on this tax ruling, $41,000, $43,000, and $43,000 have been recorded as an estimate for corporate income taxes in 1995, 1994, and 1993, respectively.

No temporary differences exist between the computation of the tax liability for book and tax purposes which would give rise to deferred income taxes.

In 1995, the Association recognized $3,619,000 from the sale of certain ownership rights in a foreign tax jurisdiction. The Companies account for the benefits from transactions which are, in substance, sales of tax benefits through tax leases, as income in the period completed.


11.  RELATED PARTY TRANSACTIONS

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

GATX and Oyens Trust B.V., are the Managing Directors of Air N.V. They receive no consideration for performance of their management duties.

The Association and Air N.V. are charged administrative fees by Oyens Trust N.V. (Curacao) and Oyens Trust B.V., respectively. Both Oyens Trust N.V. and Oyens Trust B.V. were affiliates at CL until December 22, 1995.

Cash on hand at December 31, 1995 and 1994 is on deposit with CL or its affiliates.

Amounts owed to GATX and CL at December 31, 1995, 1994, and 1993, management fees incurred and costs reimbursed for each of the years in the period ended December 31 are as follows (in thousands):

                             For the year ended December 31, 1995
                             ------------------------------------
                                                                         Amount
                                                                     receivable
                                                                   (payable) at
                               Reimbursed                          December 31,
                                    Costs     Expense      Income          1995
                               ----------------------------------   -----------
GATX:

Management fee                   $     -     $ 1,912     $     -       $(1,356)
Maintenance reserves and
   accrued interest                    -           -         685        12,578
Insurance and lessee buyer
   furnished equipment                62           -           -          (110)
Guarantee fees                         -         274           -            64
                                 --------    --------    --------      --------
                                      62       2,186         685        11,176

CL (and affiliated companies):
Management fee                         -         448           -          (288)
Other Members' guarantee fees          -         758           -          (174)
                                 --------    --------    --------      --------
Totals                           $    62     $ 3,392     $   685       $10,714
                                 ========    ========    ========      ========

                             For the year ended December 31, 1994
                             ------------------------------------
                                                                         Amount
                                                                     receivable
                                                                   (payable) at
                               Reimbursed                          December 31,
                                    Costs     Expense      Income          1994
                               ----------------------------------   -----------
GATX:

Management fee                   $     -     $ 1,531     $     -       $  (907)
Security deposits and
   accrued interest                    -           -           7             -
Maintenance reserves and
   accrued interest                    -           -         529        12,006
Insurance and lessee buyer
   furnished equipment               537           -           -           312
Guarantee fees                         -         295           -           (73)
                                 --------    --------    --------      --------
                                     537       1,826         536        11,338

CL (and affiliated companies):
Management fee                         -         372           -          (198)
Security deposits and
   accrued interest                    -           -          13             -

                                 --------    --------    --------      --------
                                       -         372          13          (198)

Other Members' guarantee fees          -         689           -          (243)
                                 --------    --------    --------      --------
Totals                           $   537     $ 2,887     $   549       $10,987
                                 ========    ========    ========      ========

                             For the year ended December 31, 1993
                             ------------------------------------
                                                                         Amount
                                                                     receivable
                                                                   (payable) at
                               Reimbursed                          December 31,
                                    Costs     Expense      Income          1993
                               ----------------------------------   -----------
GATX:

Management fee                   $     -     $ 1,400     $     -       $  (673)
Security deposits and
   accrued interest                    -           -          45         1,413
Maintenance reserves and
   accrued interest                    -           -         400        13,912
Insurance and lessee buyer
   furnished equipment             2,846           -           -           527
Guarantee fees                         -        (218)          -           (74)
                                 --------    --------    --------      --------
                                   2,846       1,182         445        15,105

CL (and affiliated companies):

Management fee                         -         346           -          (147)
Security deposits and
   accrued interest                    -           -          79         2,512
                                 --------    --------    --------      --------
                                       -         346          79         2,365

Other Members' guarantee fees          -        (506)          -          (175)
                                 --------    --------    --------      --------
Totals                           $ 2,846     $ 1,022     $   524       $17,295
                                 ========    ========    ========      ========

12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Generally accepted accounting principles require disclosure of the estimated fair value of the Companies' financial instruments, excluding lease transactions accounted for under SFAS 13. Fair value is a subjective and imprecise measurement that is based on assumptions and market data. The use of different market assumptions and valuation methodologies may have a material effect on the estimated fair value amounts. Accordingly, management cannot provide assurance that the fair values presented are indicative of the amounts that the Companies could realize in a current market exchange.

SHORT-TERM FINANCIAL INSTRUMENTS

The carrying amounts included on the balance sheet approximate fair value because of the short maturity of these instruments. This assumption applies to cash and cash equivalents, accounts receivable, accrued interest, and accounts payable, accrued liabilities, and lease deposits.

NONRECOURSE OBLIGATIONS

The carrying amount of variable nonrecourse obligations of $98,886,000 and $108,077,000 at December 31, 1995 and 1994, respectively, approximates their fair values.

MEMBER LOANS

All loans from members are variable rate loans at both December 31, 1995 and 1994. The carrying amount of variable rate loans from members of $456,997,000 and $472,234,000 at December 31, 1995 and 1994, respectively, approximates their fair value.

INTEREST RATE SWAPS

The fair value of the interest rate swaps is estimated by discounting the fixed cash flows received under each swap using the rate at which the Companies could enter into new swaps of similar remaining maturities. The carrying amounts of $222,000 and $301,000 represent the amount of accrued interest receivable at December 31, 1995 and 1994. The fair values of $3,823,000 and $1,475,000 which are liabilities and represent the accrued amount plus the amount that the Companies would have to pay in the current market to unwind the swaps.

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GATX CAPITAL CORPORATION
-------------------------
(Registrant)


By   /s/ Joseph C. Lane
------------------------------

Joseph C. Lane
President, Chief Executive Officer,
and Director



March 28, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By  /s/ Joseph C. Lane                       By  /s/ Michael E. Cromar
    ------------------                           ---------------------
    Joseph C. Lane                               Michael E. Cromar
    President, Chief Executive Officer,          Vice President and
    and Director                                 Chief Financial Officer

   Dated: March 28, 1996                         Dated: March 28, 1996


By  /s/ Curt F. Glenn                        By  /s/ David M. Edwards
    -----------------                            ---------------------
    Curt F. Glenn                                David M. Edwards
    Principal Accounting Officer,                Director
    Vice President & Controller

    Dated: March 28, 1996                        Dated: March 28, 1996


By  /s/ Jesse V. Crews                       By  /s/ Alan C. Coe
    ------------------                           ---------------------
    Jesse V. Crews                               Alan C.Coe
    Executive Vice President, Chief              Executive Vice President
    Investment Officer, and Director             and Director

    Dated: March 28, 1996                        Dated: March 28, 1996