Form 10-Q
period 1996-03-31
GATX CAPITAL CORP
filed 1996-05-15
CIK 357019

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549




                            Form 10-Q
 X                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR
- ----                             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                  OR

                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR
- ----                             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the Quarter Ended                         Commission File Number
      March 31, 1996                                     1-8319

                    GATX CAPITAL CORPORATION


    Incorporated in the                 IRS Employer Identification Number
     State of Delaware                              94-1661392

                        Four Embarcadero Center
                        San Francisco, CA  94111
                            (415) 955-3200


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   NO
   ----    ----

All Common Stock of Registrant is held by GATX Financial Services, Inc. (a wholly-owned subsidiary of GATX Corporation).


As of April 30, 1996, Registrant has outstanding 1,031,250 shares of $1 par value Common Stock.


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

GATX CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND REINVESTED EARNINGS
(in thousands)
                                                         Three Months Ended
                                                               March 31,
                                                         1996          1995
                                                      ----------    ----------
                                                             (Unaudited)
EARNED INCOME:

Leases                                                 $  43,603    $  34,371
Gain on sale of assets                                     6,773        9,889
Fees                                                       3,096        7,334
Interest                                                   5,960        5,929
Investment in joint ventures                               3,688        3,112
Other                                                      2,313          458
                                                       ----------   ----------
                                                          65,433       61,093
                                                       ----------   ----------

EXPENSES:

Interest                                                  19,451       16,445
Operating leases                                          14,646       11,974
Selling, general & administrative                         12,084        9,600
Provision for losses on investments                        3,000        6,000
Other                                                        782          164
                                                       ----------   ----------
                                                          49,963       44,183
                                                       ----------   ----------
Income before income taxes                                15,470       16,910
                                                       ----------   ----------
INCOME TAXES:

Current income taxes                                       5,773        6,292
Deferred income taxes                                        492          557
                                                       ----------   ----------
                                                           6,265        6,849
                                                       ----------   ----------
NET INCOME                                                 9,205       10,061

Reinvested earnings at beginning of period               162,400      146,036
Dividends paid to stockholder                             (4,343)      (3,776)
                                                       ----------   ----------
REINVESTED EARNINGS AT END OF PERIOD                   $ 167,262    $ 152,321
                                                       ==========   ==========

GATX CAPITAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands)                                          March 31,  December 31,
                                                         1996          1995
                                                      -----------    -----------
                                                      (Unaudited)
ASSETS
Cash and cash equivalents                            $   17,541     $   19,905
Investments:
   Direct financing leases                              440,829        406,950
   Leveraged leases                                     188,360        220,407
   Operating lease equipment-net of depreciation        345,518        315,707
   Secured loans                                        244,506        239,873
   Investment in joint ventures                         228,042        205,292
   Assets held for sale or lease                         17,844         28,230
   Other investments                                     89,729         77,604
   Investment in future residuals                        21,706         23,223
   Allowance for losses on investments                 (103,922)       (92,489)
                                                     -----------    -----------
      Total investments                               1,472,612      1,424,797

Due from GATX Corporation                                35,613         44,337
Other assets                                             30,866         29,344
                                                     -----------    -----------
TOTAL ASSETS                                         $1,556,632     $1,518,383
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
Accrued interest                                     $   13,027     $   15,053
Accounts payable and other liabilities                   69,154         80,045
Debt financing:
   Commercial paper and bankers' acceptances            209,724        130,600
   Notes payable                                         31,122         54,883
   Obligations under capital leases                      15,091         15,802
   Senior term notes                                    653,100        679,600
                                                     -----------      ---------
      Total debt financing                              909,037        880,885

Nonrecourse obligations                                 200,923        193,446
Deferred income                                           4,662          4,392
Deferred income taxes                                    32,051         27,562

Stockholder's equity:
   Convertible preferred stock                            1,027          1,027
   Common stock                                           1,031          1,031
   Additional paid-in capital                           151,902        151,902
   Reinvested earnings                                  167,262        162,400
   Unrealized gains on marketable equity
      securities, net of tax                              6,330             -
   Foreign currency translation adjustment                  226            640
                                                     -----------    -----------
   Total stockholder's equity                           327,778        317,000
                                                     -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY           $1,556,632     $1,518,383
                                                     ===========    ===========

GATX CAPITAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
                                                          Three Months Ended
                                                              March 31,
                                                        1996            1995
                                                      ----------     ----------
                                                             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                             $  9,205       $ 10,061
Reconciliation to net cash provided by operating
     activities:
   Provision for losses on investments                    3,000          6,000
   Depreciation expense                                   7,636          7,138
   Provision for deferred income taxes                      492            557
   Gain on sale of assets                                (6,773)        (9,889)
   Joint venture income                                  (3,688)        (3,112)
   Changes in assets and liabilities:
      Accrued interest, accounts payable,
         and other liabilities                          (12,917)       (65,971)
      Due from GATX Corporation                           8,724          5,926
      Deferred income                                       270           (104)
    Other - net                                           6,355          3,832
                                                      ----------     ----------
Net cash flows provided by(used in) operating
     activities                                          12,304        (45,562)
                                                      ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in leased equipment, net of nonrecourse
   borrowings for leveraged leases                      (72,392)       (41,225)
Loans extended to borrowers                             (19,295)        (4,547)
Other investments                                       (37,233)        (1,736)
                                                      ----------     ----------
   Total investments                                   (128,920)       (47,508)
                                                      ----------     ----------
Lease rents received, net of earned income
   and leveraged lease nonrecourse debt service          35,462         18,323
Loan principal received                                  11,328          6,948
Proceeds from sale of assets                             24,788         69,468
Joint venture investment recovery                         5,025          4,774
                                                      ----------     ----------
   Recovery of investments                               76,603         99,513
                                                      ----------     ----------
Net cash flows(used in) provided by investing
   activities                                           (52,317)        52,005
                                                      ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in short-term borrowings                    62,207         43,101
Proceeds from issuance of long-term debt                 78,500            -
Proceeds from other nonrecourse obligations              21,616            -
Repayment of long-term debt                            (105,000)       (48,000)
Repayment of nonrecourse obligations                    (14,273)        (1,006)
Dividends paid to stockholder                            (4,343)        (3,776)
Other financing activities                               (1,058)          (939)
                                                      ----------     ----------
Net cash flows provided by(used in)
   financing activities                                  37,649        (10,620)
                                                      ----------       --------
Net decrease in cash and cash equivalents                (2,364)        (4,177)
Cash and cash equivalents at beginning of period         19,905          9,407
                                                      ----------     ----------

Cash and cash equivalents at end of period            $  17,541       $  5,230
                                                      ==========     ==========

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS, CONTINUED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 1996, AND 1995


1. The consolidated balance sheet of GATX Capital Corporation ("the Company") at December 31, 1995 was derived from the audited financial statements at that date. All other consolidated financial statements are unaudited and include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations and financial position for and as of the end of the indicated periods. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be achieved for the entire year.

2. Certain prior year amounts have been reclassified to conform to current presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 1996 to Three Months Ended
- -------------------------------------------------------------------------
March 31, 1995
- --------------
The Company's net income for the three months ended March 31, 1996 was $0.9 million lower than for the comparable 1995 period. Earned income grew by $4.3 million, or 7%, largely the result of an increase in lease income offset by a decrease in gains on the sale of assets and fee income. Expenses grew by $5.5 million, or 12%, due to increased interest, operating lease, and selling, general and administrative expenses.

Late in 1995, the Company acquired 80% of the stock of Sun Financial Group, Inc., which increased the lease investment balance by $141.0 million. This acquisition had the effect of increasing lease income, operating lease expense, and selling, general and administrative expenses, but it did not have a material effect on net income during the first three months of 1996.

New investment in operating leases had the effect of increasing lease income, depreciation expense and operating lease rent expense associated with off-balance sheet lease financing. Interest expense increased due to higher outstanding debt balances associated with portfolio growth, partially offset by lower interest rates. Increased spending in support of continued business growth, primarily in the area of human resources, resulted in an increase in selling, general and administrative expense.

Gains from sales of assets are realized at lease end and in response to market opportunities, and do not occur evenly between periods. The Company's remarketing fees are generally performance-based and can fluctuate significantly depending on market conditions and the timing of lease maturities.

The allowance for losses increased during the first three months of 1996 as a result of a $3.0 million provision for losses and a $7.7 million recovery of a previously written off investment. At March 31, 1996 the allowance for losses is 6.9% of investments, including off-balance sheet assets and after deducting nonleveraged lease nonrecourse debt.

In January of 1996 the Company recorded the effect of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The effect was to increase stockholder's equity by $6.3 million (net of $4.1 million in deferred income taxes) to reflect the net unrealized holding gain on securities classified as available-for-sale which were previously carried at cost. Statement 115, which was effective as of January 1, 1994, did not have a material effect on the Company's financial statements in prior years.

LIQUIDITY AND CAPITAL RESOURCES

Floating rate debt financing represented 33.7% of the Company's capital structure at March 31, 1996. These borrowings support leases and loans tied to LIBOR or similar rates. Fluctuations in interest rates may impact earnings, either negatively or positively, depending on the Company's net floating rate asset or debt position. At March 31, 1996, the Company had $48.2 million more floating rate debt than floating rate assets.

At March 31, 1996, the Company had approved unfunded transactions totaling $344.9 million. Once approved for funding, a transaction may not be completed for various reasons, or the investment may be shared with partners or sold. Of the total approved at March 31, 1996, the Company expects to fund $306.8 million; including $102.3 million in 1996, and the remaining $204.5 million thereafter. The Company generates cash from operations and from portfolio proceeds and has certain facilities for borrowing. At March 31, 1996, the Company had a $300.0 million shelf registration for Series C medium term notes, of which $278.5 million had been issued and a $300.0 million shelf registration
for Series D medium term notes, of which none had been issued.   The Company
also had unused capacity under its credit agreements of $63.7 million as of March 31, 1996.

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:
       27.  Financial Data Schedule

(b) The Company filed no reports on Form 8-K during the three months ended March 31, 1996.


Signatures
- -----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              GATX CAPITAL CORPORATION



                              /s/ Michael E. Cromar
                              ----------------------
                              Michael E. Cromar
                              Vice President and
                              Chief Financial Officer




                              /s/ Curt F. Glenn
                              ----------------------------
                              Curt F. Glenn
                              Principal Accounting Officer,
                              Vice President and Controller


May 14, 1996