Form 10-Q
period 1996-06-30
GATX CAPITAL CORP
filed 1996-08-06
CIK 357019

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549




                                 Form 10-Q

                               X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                              ---   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                  OR

                                    TRANSITION REPORT PURSUANT TO SECTION 13 OR
                              ---   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the Quarter Ended                             Commission File Number
       June 30, 1996                                         1-8319

                    GATX CAPITAL CORPORATION


    Incorporated in the                     IRS Employer Identification Number
     State of Delaware                                  94-1661392

                            Four Embarcadero Center
                            San Francisco, CA  94111
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


As of July 31, 1996, Registrant has outstanding 1,031,250 shares of $1 par value Common Stock.


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b)OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

GATX CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND REINVESTED EARNINGS
(in Thousands)

                               Three Months Ended          Six Months Ended
                                    June 30,                    June 30,
                                1996       1995             1996      1995
                             --------    --------        --------   --------
                                    (Unaudited)                 (Unaudited)
EARNED INCOME:
Leases                       $ 48,064    $ 32,740        $ 91,667   $ 67,111
Gain on sale of assets         11,329      14,199          18,102     24,088
Fees                            2,546       2,819           5,642     10,153
Interest                        6,615       6,420          12,575     12,349
Investment in joint ventures    5,176       4,073           8,864      7,185
Other                           2,626         881           4,939      1,339
                             --------    --------        --------   --------
                               76,356      61,132         141,789    122,225
                             --------    --------        --------   --------
EXPENSES:
Interest                       20,374      16,623          39,825     33,068
Operating leases               17,973      11,309          32,619     23,283
Selling, general and
  administrative               14,694      10,713          26,778     20,313
Provision for losses on
  investments                   3,501       3,000           6,501      9,000
Other                           1,506         150           2,288        314
                             --------    --------        --------    --------
                               58,048      41,795         108,011     85,978
                             --------    --------        --------   --------

Income before income taxes     18,308      19,337          33,778     36,247
                             --------    --------        --------   --------
Income taxes:
Current income taxes            6,833       7,145          12,606     13,437
Deferred income taxes             653         686           1,145      1,243
                             --------    --------        --------   --------
                                7,486       7,831          13,751     14,680
                             --------    --------        --------   --------

NET INCOME                     10,822      11,506          20,027     21,567

Reinvested earnings at
  beginning of period         167,262     152,321         162,400    146,036
Dividends paid to
  stockholder                  (5,587)     (3,776)         (9,930)    (7,552)
                             --------    --------        --------   --------
REINVESTED EARNINGS
  AT END OF PERIOD           $172,497    $160,051        $172,497   $160,051
                             ========    ========        ========   ========

GATX CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in Thousands)



                                               June 30,    December 31,
                                                 1996          1995
                                              ----------    ----------
                                             (Unaudited)

ASSETS

Cash and cash equivalents                      $ 16,926      $ 19,905
Investments:
  Direct financing leases                       438,543       406,950
  Leveraged leases                              209,268       220,407
  Operating lease equipment -
    net of depreciation                         391,847       315,707
  Secured loans                                 305,039       239,873
  Investment in joint ventures                  271,692       205,292
  Assets held for sale or lease                  15,100        28,230
  Other investments                             105,940        77,604
  Investment in future residuals                 21,716        23,223
  Allowance for losses on investments          (105,351)      (92,489)
                                             ----------     ---------
    Total investments                         1,653,794     1,424,797

Due from GATX Corporation                        38,433        44,337
Other assets                                     31,187        29,344
                                             ----------    ----------
TOTAL ASSETS                                 $1,740,340    $1,518,383
                                             ==========    ==========

GATX CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in Thousands)



                                                 June 30,     December 31,
                                                  1996            1995
                                               ----------     ----------
                                              (Unaudited)

LIABILITIES AND STOCKHOLDER'S EQUITY

Accrued interest                                  $ 14,144      $ 15,053
Accounts payable and other liabilities              73,946        80,045
Debt financing:
  Commercial paper and bankers acceptances         202,986       130,600
  Notes payable                                    103,100        54,883
  Obligations under capital leases                  13,162        15,802
  Senior term notes                                742,600       679,600
                                                ----------     ---------
  Total debt financing                           1,061,848       880,885

Nonrecourse obligations                            216,925       193,446
Deferred income                                      6,093         4,392
Deferred income taxes                               34,968        27,562

Stockholder's equity:
  Convertible preferred stock:
    Par value $1.00                                  1,027         1,027
    Additional paid-in capital                     123,973       123,973
                                                ----------    ----------
    Total preferred stockholder's equity           125,000       125,000

  Common Stock:
    Par value $1.00                                  1,031         1,031
    Additional paid-in capital                      27,929        27,929
  Reinvested earnings                              172,497       162,400
  Unrealized gains on marketable
    equity securities, net of tax                    6,645           -
  Foreign currency translation adjustment             (686)          640
                                                ----------    ----------
      Total common stockholder's equity            207,416       192,000
                                                ----------    ----------
        Total stockholder's equity                 332,416       317,000

                                                ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY      $1,740,340    $1,518,383
                                                ==========    ==========

GATX CAPITAL CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(in Thousands)


                                                    Six Months Ended
                                                        June 30,
                                                    1996       1995
                                                  --------   --------
                                                      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                        $20,027  $ 21,567
Reconciliation to net cash provided by
   operating activities:
  Provision for losses on investments               6,501     9,000
  Depreciation expense                             15,861    13,820
  Provision for deferred income taxes               1,145     1,243
  Gain on sale of assets                          (18,102)  (24,088)
  Joint venture income                             (8,864)   (7,185)
  Changes in assets and liabilities:
    Due from GATX Corporation                       5,904     3,274
    Accrued interest, accounts payable
      and other liabilities                        (7,008)  (54,325)
    Deferred income                                 1,701        49
  Other - net                                         691     2,638
                                                 --------  --------
Net cash flows provided by (used in)
  operating activities                             17,856   (34,007)
                                                 --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in leased equipment, net of
  nonrecourse borrowings for leveraged leases    (196,817) (124,027)
Loans extended to borrowers                      (100,251)  (45,557)
Other investments                                 (67,645)  (17,398)
                                                 --------  --------
  Total investments                              (364,713) (186,982)
                                                 --------  --------
Lease rents received, net of earned income and
  leveraged lease nonrecourse debt service         55,998    33,783
Loan principal received                            18,348    34,093
Proceeds from sale of assets                       52,293   114,522
Joint venture investment recovery                  11,207    10,273
                                                 --------  --------
  Recovery of investments                         137,846   192,671
                                                 --------  --------
Net cash flows (used in) provided by
  investing activities                           (226,867)    5,689
                                                 --------  --------

GATX CAPITAL CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS (continued)
(in Thousands)


                                                   Six Months Ended
                                                      June 30,
                                                  1996        1995
                                               --------    --------
                                                     (Unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in short-term borrowings           132,603      25,690
Proceeds from issuance of long-term debt        168,000      80,000
Proceeds from nonrecourse obligations            50,949       7,664
Repayment of long-term debt                    (105,000)    (63,000)
Repayment of nonrecourse obligation             (27,603)     (1,741)
Dividends paid to stockholder                    (9,930)     (7,552)
Other financing activities                       (2,987)     (2,411)
                                               --------    --------
Net cash flows provided by
  financing activities                          206,032      38,650
                                               --------    --------

Net (decrease) increase in cash and
  cash equivalents                               (2,979)     10,332
Cash and cash equivalents
  at the beginning of the period                 19,905       9,407
                                               --------    --------
Cash and cash equivalents
  at the end of the period                     $ 16,926    $ 19,739
                                               ========    ========

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements, continued

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 1996 and 1995


1. The consolidated balance sheet of GATX Capital Corporation and its subsidiaries("the Company") at December 31, 1995 was derived from the audited financial statements at that date. All other consolidated financial statements are unaudited and include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations and financial position for and as of the end of the indicated periods. Operating results for the six-month period ended June 30, 1996 are not necessarily indicative of the results that may be achieved for the entire year.

2. Certain prior year amounts have been reclassified to conform to current presentation.

3. The Company is engaged, from time to time, in various litigation matters. While the amounts claimed are substantial and the ultimate liability with respect to such litigation and claims cannot be determined at this time, it is the opinion of management that any such liability to be paid by the Company is not likely to be material to the Company's consolidated financial position or results of operations.

Item 2.  Management's Discussion and Analysis

RESULTS OF OPERATIONS


The decrease in net income for the second quarter and six months ended June 30, 1996 compared to the corresponding periods in the prior years was due to the lower levels of both fee income and gain on the sale of assets. The decreases in these items, which vary significantly from period to period, were partially offset by higher income from leasing and lending activities and, for the six month period of 1996, a reduced provision for losses on investment.

Late in 1995, the Company acquired 80% of the stock of Sun Financial Group, Inc., which had the effect of increasing lease income, operating lease expense, interest expense and selling, general and administrative expenses, but had minimal effect on net income for the second quarter or the first six months of 1996.

New investment in leased assets, including assets funded with off-balance sheet financing, had the effect of increasing lease income and operating lease rent expense. Interest expense increased due to higher outstanding debt balances associated with portfolio growth, partially offset by lower interest rates. Increased spending in support of continued business growth, primarily in the area of human resources, resulted in an increase in selling, general and administrative expense.

Gains from sales of assets are realized at lease end and in response to market opportunities, and do not occur evenly between periods. The Company's remarketing fees are generally performance-based and can fluctuate significantly depending on market conditions and the timing of lease maturities.

The allowance for losses increased during the first six months of 1996 as a result of a $6.5 million provision for losses and $9.1 million in recoveries of previously written off investments, offset by $3.0 million in write-downs. At June 30, 1996 the allowance for losses is 6.3% of investments, including off-balance sheet assets and after deducting nonleveraged lease nonrecourse debt.

LIQUIDITY AND CAPITAL RESOURCES


Floating rate debt financing represented 34.7% of the Company's capital structure at June 30, 1996. These borrowings support leases and loans tied to LIBOR or similar rates. Fluctuations in interest rates may impact earnings, either negatively or positively, depending on the Company's net floating rate asset or debt position. At June 30, 1996, the Company had $41.3 million more floating rate debt than floating rate assets.

At June 30, 1996, the Company had approved unfunded transactions totaling $512.84 million. Once approved for funding, a transaction may not be completed for various reasons, or the investment may be shared with partners or sold. Of the total approved at June 30, 1996, the Company expects to fund $494.08 million; including $115.8 million in 1996, and the remaining $378.28 million thereafter, primarily for investment in new narrow body aircraft.
The Company generates cash from operations and from portfolio proceeds and has certain facilities for borrowing. At June 30, 1996, the Company had a $300.0 million shelf registration for Series D medium term notes, of which $68.0 million had been issued. The Company also had unused capacity under its credit agreements of $74.0 million as of June 30, 1996.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings


On July 11, 1996, GATX/Airlog Company ("Airlog"), a California general partnership of which a Company subsidiary is a partner, and the Company filed a Complaint for Declaratory Judgment against Evergreen International Airlines, Inc.("Evergreen") in the United States District Court for the Northern District of California (No. C 96-2494). The complaint requests that the court enter a judgment declaring that neither the Company nor Airlog has any liability to Evergreen as a result of the issuance of Airworthiness Directive 96-01-03
(the "AD") by the Federal Aviation Administration (the "FAA") in January,
1996. The effect of the AD is to significantly reduce the amount of freight that three B747 aircraft owned by Evergreen may carry. Evergreen has not flown these aircraft since the first quarter of 1996.

Between 1988 and 1990, these three aircraft, along with a fourth no longer owned by Evergreen, were modified from passenger to freight service by subcontractors of Airlog, with Evergreen's knowledge and consent, pursuant to contracts between Airlog and Evergreen, or one of its affiliates. These four aircraft are part of a group of ten aircraft that were modified by subcontractors of Airlog pursuant to a design approved by the FAA at the time the modifications were made and are subject to the AD. The three Evergreen aircraft were flown as a part of its fleet for more than five years, and the seven other modified aircraft were flown by Evergreen and other operators for significant periods. The Company guaranteed certain of Airlog's contractual obligations to Evergreen. The Company did not issue guarantees with respect to Airlog's obligations to any of Airlog's other customers for these airplanes. None of Airlog's customers, other than Evergreen, has made a claim as a result of the issuance of the AD. Consistent with its ongoing product support, Airlog continues to pursue, with the apparent cooperation of the four operators of the ten modified aircraft, solutions to the FAA's concerns raised in the AD.

Evergreen filed an answer and counterclaim on August 1, 1996. In its counterclaim, Evergreen asserted that Airlog and the Company are liable to Evergreen under a number of theories in connection with the application of the AD to the three aircraft it currently owns. Those theories are breach of warranty, fraud and intentional misrepresentation, negligent misrepresentation, and nondisclosure of known facts. Evergreen seeks declaratory relief and damages (i) of a minimum of $32,000 per day in out-of-service costs per airplane, totaling $15.8 million as of July 25, 1996, (ii) of at least $1.6 million in maintenance and engineering expenses as of March, 1996, and (iii) for the alleged potentially irreparable injury to Evergreen's relations with its customers, its creditors and its employees, as well as its alleged access to the currently favorable capital markets. The alleged damages in (iii) above were not quantified in the counterclaim, but Evergreen alleged in a demand letter sent prior to the filing of the complaint, and which was attached to the counterclaim, that those damages may exceed one billion dollars. The counterclaim also seeks exemplary and punitive damages in an unspecified amount.

While the results of any litigation are impossible to predict with certainty, the Company believes that Evergreen's claims are without merit and that the Company and Airlog have adequate defenses thereto.

Item 6. Exhibits and Reports on Form 8-K


(a)    Exhibits:
       27.  Financial Data Schedule

(b) The Company filed no reports on Form 8-K during the six months ended June 30, 1996.


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













August 6, 1996