Form 10-Q
period 1996-09-30
GATX CAPITAL CORP
filed 1996-11-14
CIK 357019

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


                  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


 For the Quarter Ended                                Commission File Number
 September 30, 1996                                             1-8319




                            GATX CAPITAL CORPORATION


Incorporated in the                          IRS Employer Identification Number
State of Delaware                                         94-1661392

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


As of October 31, 1996, Registrant has outstanding 1,031,250 shares of $1 par value Common Stock.


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PART I.     FINANCIAL INFORMATION
Item 1.    Financial Statements

GATX CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND REINVESTED EARNINGS
(in Thousands)



                                 Three Months Ended      Nine Months Ended
                                    September 30,          September 30,
                                   1996       1995        1996       1995
                                   ----       ----        ----       ----
                                     (Unaudited)            (Unaudited)

EARNED INCOME:

Leases ......................  $  48,146   $  32,601   $ 139,813   $  99,712
Gain on sale of assets ......      7,645       5,112      25,747      29,200
Fees ........................     15,711       4,414      21,353      14,567
Interest ....................     10,448       5,348      23,023      17,697
Investment in joint ventures       7,014       7,728      15,878      14,913
Other .......................      4,691         682       9,630       2,021
                               ---------   ---------   ---------   ---------
                                  93,655      55,885     235,444     178,110
                               ---------   ---------   ---------   ---------

EXPENSES:

Interest ....................     22,716      16,920      62,541      49,988
Operating leases ............     19,785      11,529      52,404      34,812
Selling, general and
  administrative ............     15,030       9,676      41,808      29,989
Provision for losses
  on investments ............      3,000       3,000       9,501      12,000
Other .......................        997         191       3,285         505
                               ---------   ---------   ---------   ---------
                                  61,528      41,316     169,539     127,294
                               ---------   ---------   ---------   ---------

Income before income taxes ..     32,127      14,569      65,905      50,816
                               ---------   ---------   ---------   ---------

INCOME TAXES:

Current income taxes ........     10,203       2,769      22,809      16,206
Deferred income taxes .......      2,863       4,158       4,008       5,401
                               ---------   ---------   ---------   ---------
                                  13,066       6,927      26,817      21,607
                               ---------   ---------   ---------   ---------

NET INCOME ..................     19,061       7,642      39,088      29,209

Reinvested earnings at
  beginning of period .......    172,497     160,051     162,400     146,036
Dividends paid to stockholder     (6,305)     (4,099)    (16,235)    (11,651)

REINVESTED EARNINGS
   AT END OF PERIOD .........  $ 185,253   $ 163,594   $ 185,253   $ 163,594
                               =========   =========   =========   =========

GATX CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in Thousands)

                                                  September 30,  December 31,
                                                      1996           1995
                                                      ----           ----
                                                   (Unaudited)
ASSETS:
Cash and cash equivalents ....................   $    73,476    $    19,905
Investments:
   Direct financing leases ...................       441,106        406,950
   Leveraged leases ..........................       205,816        220,407
   Operating lease equipment
     - net of depreciation ...................       389,216        315,707
   Secured loans .............................       220,179        239,873
   Investment in joint ventures ..............       275,772        205,292
   Assets held for sale or lease .............        14,792         28,230
   Other investments .........................        76,728         77,604
   Investment in future residuals ............        20,963         23,223
   Allowance for losses on investments .......      (107,543)       (92,489)
                                                 -----------    -----------
          Total investments ..................     1,537,029      1,424,797

Due from GATX Corporation ....................        36,959         44,337
Other assets .................................        34,581         29,344
                                                 -----------    -----------
TOTAL ASSETS .................................   $ 1,682,045    $ 1,518,383
                                                 ===========    ===========

LIABILITIES AND STOCKHOLDER'S EQUITY:
Accrued interest .............................   $    19,143    $    15,053
Accounts payable and other liabilities .......       115,303         80,045

Debt financing:
   Commercial paper and bankers acceptances ..       109,550        130,600
   Notes payable .............................        86,709         54,883
   Obligations under capital leases ..........        12,357         15,802
   Senior term notes .........................       735,600        679,600
                                                 -----------    -----------
          Total debt financing ...............       944,216        880,885

Nonrecourse obligations ......................       214,314        193,446
Deferred income ..............................         5,148          4,392
Deferred income taxes ........................        38,783         27,562

Stockholder's equity:
   Convertible preferred stock:
      Par value $1.00 ........................         1,027          1,027
      Additional paid-in capital .............       123,973        123,973
                                                 -----------    -----------
          Total preferred stockholder's equity       125,000        125,000

   Common Stock:
      Par value $1.00 ........................         1,031          1,031
      Additional paid-in capital .............        27,929         27,929
   Reinvested earnings .......................       185,253        162,400
   Unrealized gains on marketable
        equity securities, net of tax ........         6,190             -
   Foreign currency translation adjustment ...          (265)           640
                                                 -----------    -----------
             Total common stockholder's equity       220,138        192,000
                                                 -----------    -----------

             Total stockholder's equity ......       345,138        317,000
                                                 -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ...   $ 1,682,045    $ 1,518,383
                                                 ===========    ===========

GATX CAPITAL CORPORATION AND SUBSIDIARIES
STATEMENTS OF CONSOLIDATED CASH FLOWS
(in Thousands)
                                                        Nine Months Ended
                                                          September 30,
                                                         1996       1995
                                                         ----       ----
                                                          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income .......................................  $  39,088   $  29,209
Reconciliation to net cash provided by
     operating activities:
   Provision for losses on investments ...........      9,501      12,000
   Depreciation expense ..........................     27,357      20,655
   Provision for deferred income taxes ...........      4,008       5,401
   Gain on sale of assets ........................    (25,747)    (29,200)
   Joint venture income ..........................    (15,878)    (14,913)
   Changes in assets and liabilities:
      Due from GATX Corporation ..................      7,378       1,195
      Accrued interest, accounts payable
         and other liabilities ...................     39,348     (56,377)
      Deferred income ............................        756         (69)
   Other - net ...................................         67      (7,355)
                                                    ---------   ---------
Net cash flows provided by (used in)
  operating activities ...........................     85,878     (39,454)
                                                    ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Investments in leased equipment, net of
       nonrecourse borrowings for leveraged leases   (268,512)   (179,506)
Loans extended to borrowers ......................   (108,738)    (58,244)
Other investments ................................    (81,742)    (32,649)
                                                    ---------   ---------
   Total investments .............................   (458,992)   (270,399)
                                                    ---------   ---------
Lease rents received, net of earned income and
        leveraged lease nonrecourse debt service .     81,693      40,640
Loan principal received ..........................    115,978      41,857
Proceeds from sale of assets .....................     66,175     125,050
Proceeds from sale of other assets ...............     63,807          -
Joint venture investment recovery ................     19,549      18,887
                                                    ---------   ---------
   Recovery of investments .......................    347,202     226,434
                                                    ---------   ---------
Net cash flows used in  investing activities .....   (111,790)    (43,965)
                                                    ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase in short-term borrowings ............     22,776      87,652
Proceeds from issuance of long-term debt .........    168,000      80,000
Proceeds from nonrecourse obligations ............     68,413       8,209
Repayment of long-term debt ......................   (112,000)    (78,000)
Repayment of nonrecourse obligation ..............    (47,679)     (2,690)
Dividends paid to stockholder ....................    (16,235)    (11,651)
Other financing activities .......................     (3,792)     (3,397)
                                                    ---------   ---------
Net cash flows provided by financing activities ..     79,483      80,123
                                                    ---------   ---------

Net  increase  (decrease) in cash
  and cash equivalents ...........................     53,571      (3,296)
Cash and cash equivalents at
  beginning of period ............................     19,905       9,407
                                                    ---------   ---------

CASH AND CASH EQUIVALENTS AT END OF THE PERIOD ...  $  73,476   $   6,111
                                                    =========   =========

PART I.   FINANCIAL INFORMATION
Item 1.      Financial Statements, continued

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1996 and 1995


1. The consolidated balance sheet of GATX Capital Corporation and its subsidiaries ("the Company") at December 31, 1995 was derived from the audited financial statements at that date. All other consolidated financial statements are unaudited and include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations and financial position for and as of the end of the indicated periods. Operating results for the nine-month period ended September 30, 1996 are not necessarily indicative of the results that may be achieved for the entire year.

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

Item 2.       Management's Discussion and Analysis


RESULTS OF OPERATIONS

The increase in net income for the quarter ended September 30, 1996, compared to the corresponding period in the prior year, was primarily due to fee income related to asset remarketing. Net income for the nine months ended September 30, 1996, compared to the corresponding period in the prior year, increased due to higher earned income from leasing and lending activities, partially offset by an increase in interest, operating lease, and selling, general and administrative expenses.

Late in 1995, the Company acquired 80% of the stock of Sun Financial Group, Inc., which had the effect of increasing lease income, operating lease expense, interest expense and selling, general and administrative expenses, but had minimal effect on net income for the third quarter or the first nine months of 1996.

New investment in leased assets, including assets funded with off-balance sheet financing, had the effect of increasing lease income and operating lease rent expense. Interest income increased in the third quarter due to two loan prepayments and related fees. Interest expense increased due to higher outstanding debt balances associated with portfolio growth, partially offset by lower interest rates. Increased spending in support of continued business growth, primarily in the area of human resources, resulted in an increase in selling, general and administrative expense.

Gains from sales of assets are realized at lease end and in response to market opportunities, and do not occur evenly between periods. The Company's remarketing fees are generally performance-based and can fluctuate significantly depending on market conditions and the timing of lease maturities. Fourth quarter income from asset remarketing is expected to be lower than the third quarter.

The allowance for losses increased during the first nine months of 1996 as a result of a $9.5 million provision for losses and $9.1 million in recoveries of previously written off investments, offset by $3.7 million in write-downs. At September 30, 1996 the allowance for losses is 6.5% of investments, including off-balance sheet assets and after deducting nonleveraged lease nonrecourse debt.

LIQUIDITY AND CAPITAL RESOURCES

Floating rate debt financing represented 29.5% of the Company's capital structure at September 30, 1996. These borrowings support leases and loans tied to LIBOR or similar rates. Fluctuations in interest rates may impact earnings, either negatively or positively, depending on the Company's net floating rate asset or debt position. At September 30, 1996, the Company had $31.6 million more floating rate debt than floating rate assets.

At September 30, 1996, the Company had approved unfunded transactions totaling $586.4 million; including $127.8 million expected to fund in 1996, and the remaining $458.6 million thereafter, primarily for investment in new narrow-body aircraft. Once approved for funding, a transaction may not be completed for various reasons, or the investment may be shared with partners or sold. The Company generates cash from operations and from portfolio proceeds and has certain facilities for borrowing. At September 30, 1996, the Company had a $300.0 million shelf registration for Series D medium term notes, of which $68.0 million had been issued. The Company also had unused capacity under its credit agreements of $167.6 million as of September 30, 1996.

PART II.      OTHER INFORMATION
Item 1.       Legal Proceedings

The Company has previously disclosed that in July 1996, GATX/Airlog Company ("Airlog"), a California general partnership of which a subsidiary of the Company is a partner, and the Company filed a complaint for Declaratory Judgment against Evergreen International Airlines, Inc. ("Evergreen") in the United States District Court for the Northern District of California (No. C 96-2494) seeking a declaration that neither the Company nor Airlog has any liability to Evergreen as a result of the issuance of Airworthiness Directive 96-01-03 (the "Airworthiness Directive") by the Federal Aviation Administration (the "FAA"). The effect of the Airworthiness Directive is to reduce significantly the amount of freight that three of Evergreen's B747 aircraft, modified from passenger to freight service by subcontractors of Airlog pursuant to contracts between Airlog and Evergreen or one of its affiliates, may carry. Evergreen filed an answer and counterclaim on August 1, 1996, asserting that Airlog and the Company are liable to it under a number of legal theories in connection with the application of the AD to the three aircraft. In an initial disclosure statement dated October 29, 1996, and served on Airlog and the Company pursuant to applicable discovery rules in this litigation, Evergreen alleges to have suffered damages which it has calculated as follows: (i) out-of-service costs amounting to approximately $16.2 million as of October 15, 1996; (ii) denial of access to currently favorable capital markets, resulting in an alleged inability to issue shares in an inital public offering with a value of as much as $1.8 billion; (iii) lost flight revenues and profits amounting to approximately $25.8 million; (iv) lost business opportunities and profits attributable to Evergreen's diminished 747 fleet capacity (which Evergreen has not quantified, but has indicated is subject to further calculation); and (v) maintenance costs in responding to the Airworthiness Directive (and to related airworthiness directives issued by the FAA) of approximately $1.6 million as of March 1996.

While the results of any litigation are impossible to predict with certainty, the Company believes that Evergreen's claims are without merit, and that it and Airlog have adquate defenses thereto.


Item 5.       Other Information

On October 25, 1996, the Company acquired the remaining 50% ownership interest in Centron DPL Company, Inc. Centron, based in Eden Prairie, Minnesota, is a leading network solutions provider and value added reseller with annual revenue approaching $200 million.

Item 6.       Exhibits and Reports on Form 8-K



(a)    Exhibits:

       27.  Financial Data Schedule

(b) The Company filed no reports on Form 8-K during the nine months ended September 30, 1996.


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


GATX CAPITAL CORPORATION



/s/ Michael E. Cromar
---------------------
Michael E. Cromar
Vice President and
Chief Financial Officer




/s/ Curt F. Glenn
-----------------
Curt F. Glenn
Principal Accounting Officer,
Vice President and Controller

November 14, 1996