Form 10-K
period 1996-12-31
GATX CAPITAL CORP
filed 1997-03-28
CIK 357019

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K

             X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            ---
                         SECURITIES EXCHANGE ACT OF 1934
                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            ---
                         SECURITIES EXCHANGE ACT OF 1934

            For the Year Ended                       Commission File Number
            December 31, 1996                                 1-8319

                            GATX CAPITAL CORPORATION


            Incorporated in the               IRS Employer Identification Number
            State of Delaware                               94-1661392

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


As of March 17, 1997, Registrant has outstanding 1,031,250 shares of $1 par value Common Stock.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) and
(b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                       DOCUMENTS INCORPORATED BY REFERENCE


                 Document                           Part of Form 10-K


Annual Report to Stockholders for                 Part II Items 6, 7, & 8
  Fiscal Year Ended December 31, 1996
    (the "Annual Report")

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

Form 10-K for the Year Ended                     Part IV Item 14(a)3
  December 31, 1982 filed with the
    Commission on March 28, 1983

Form 10-K for the Year Ended                     Part IV Item 14(a)3
  December 31, 1990 filed with the
    Commission on March 30, 1991

Form 10-K for the Year Ended                     Part IV Item 14(a)3
  December 31, 1992 filed with the
    Commission on March 31, 1993

Form 10-K for the Year Ended                     Part IV Item 14(a)3
  December 31, 1994 filed with the
    Commission on March 27, 1995

Form 10-K for the Year Ended                     Part IV Item 14(a)3
  December 31, 1995 filed with the
    Commission on March 28, 1996

                                     PART I
Item 1.  Business
-----------------
GATX Capital Corporation and its subsidiaries ("GATX Capital" or the "Company") actively invest in a wide variety of assets. These investments are made through a variety of financing instruments, primarily leases and loans, either for the Company's own account or through partnerships and joint ventures. GATX Capital actively manages its existing portfolio of investments as well as those of institutional investors, and manages several joint ventures and partnerships in which it participates. Additionally, the Company arranges secured financing for others. The Company also sells computer network technology equipment and provides technical service on the equipment it sells. GATX Capital Corporation is a wholly-owned subsidiary of GATX Corporation.

Item 2.  Properties
-------------------
The Company leases all of its office space and owns no materially important physical properties other than those related directly to its investment portfolio. The Company's principal offices are rented under a twelve year lease expiring in 2003.

Item 3.  Legal Proceedings
--------------------------
On July 11, 1996, GATX/Airlog Company ("Airlog"), a California general partnership of which a subsidiary of the Company is a partner, and the Company filed a complaint for Declaratory Judgment against Evergreen International Airlines, Inc., ("Evergreen") in the United States District Court for the Northern District of California (No. C96-2494) seeking a declaration that neither the Company nor Airlog has any liability to Evergreen as a result of the issuance of Airworthiness Directive 96- 01-03 (the "Airworthiness Directive") by the Federal Aviation Administration (the "FAA") in January of 1996. The effect of the Airworthiness Directive is to reduce significantly the amount of freight that three of Evergreen's B747 aircraft may carry.

Between 1988 and 1990, these three aircraft, along with a fourth no longer owned by Evergreen, were modified from passenger to freight configuration by subcontractors of Airlog, with Evergreen's knowledge and consent, pursuant to contracts between Airlog and Evergreen or one of its affiliates. These four aircraft are part of a group of ten B747 aircraft (the "Affected Aircraft") that were modified by subcontractors of Airlog pursuant to a design approved by the FAA at the time the modifications were made, and which are subject to the Airworthiness Directive. The three Evergreen aircraft were flown as part of its fleet for more than five years, and the seven other modified aircraft were flown by Evergreen and the three other operators for significant periods. The Company guaranteed certain of Airlog's obligations to Evergreen. The Company did not issue guarantees with respect to Airlog's obligations to any of Airlog's other customers for the affected aircraft.

Evergreen filed an answer and counterclaim on August 1, 1996, asserting that Airlog and the Company are liable to it under a number of legal theories in connection with the application of the Airworthiness Directive to the three aircraft. In an initial disclosure statement dated October 29, 1996, and served on Airlog and the Company pursuant to applicable discovery rules, Evergreen alleges to have suffered damages which it has calculated as follows: (i) out-of-service costs amounting to approximately $16.2 million as of October 15, 1996; (ii) denial of access to then currently favorable capital markets, resulting in an alleged inability to issue shares in an initial public offering with a value of as much as $ 1.8 billion; (iii) lost flight revenues and profits amounting to approximately $25.8 million; (iv) lost business opportunities and profits attributable to Evergreen's diminished 747 fleet capacity (which
Evergreen did not quantify, but has indicated is subject to further calculation); and maintenance costs in responding to the Airworthiness Directive (and to related airworthiness directives issued by the FAA) of approximately $1.6 million as of March 1996. The counterclaim also seeks exemplary and punitive damages in an unspecified amount. Airlog and the Company have filed a motion seeking partial summary judgment as to four of Evergreen's counterclaims. Airlog and the Company have alleged that three counterclaims, each for breach of warranty are barred by the California Commercial Code's four-year statute of repose, and that a fourth counterclaim, which seeks recovery for negligent misrepresentation is barred by the "economic loss doctrine" which prevents contracting parties from attempting to use tort law to avoid liability limitations they agreed to in their contracts.

The Company learned that on December 18, 1996, General Electric Capital Corporation and a subsidiary (collectively, "GECC") filed a Complaint in the Superior Court for the county of San Francisco (Case No. 983351) against Airlog and the Company among others. The Complaint asserts causes of action under a number of legal theories arising out of the modification of three B747 aircraft from passenger to freighter configuration. These aircraft were modified by subcontractors of Airlog in 1991 with GECC's knowledge and consent, and are three of the ten Affected Aircraft. The Complaint seeks direct and consequential damages which it alleges may be in excess of $50 to $75 million, a declaration requiring defendants promptly to repair the aircraft and punitive damages. To the best of the Company's knowledge, no Summons has been served on any of the defendants in this action.

On January 31, 1997, American International Airways, Inc. ("AIA") filed a complaint in the United States District Court for the Northern District of California (C97-0378) against Airlog, the Company, Airlog Management Corp., and others asserting that Airlog and the Company are liable to it under a number of legal theories in connection with the application of the Airworthiness Directive to two aircraft owned by AIA. These aircraft were modified by subcontractors of Airlog in 1992 and 1994 with AIA's knowledge and consent, and are two of the ten Affected Aircraft. The Complaint seeks damages (to be trebled under one count of the complaint) of an unspecified amount relating to lost revenues, lost profits, denied access to capital markets, repair costs, disruption of its business plan, lost business opportunities, maintenance and engineering costs, and other additional consequential, direct, incidental and related damages. The Complaint asks in the alternative for a recision of AIA's agreements with Airlog and a return of amounts paid, and for injunctive relief directing that Airlog, and certain individual defendants, properly staff and manage the correction of the alleged deficiencies that caused the FAA to issue the Airworthiness Directive.

Consistent with its ongoing product support, Airlog continues to pursue, with the apparent cooperation of each of the four operators of the Affected Aircraft, including Evergreen, GECC and AIA, solutions to the FAA's concerns raised in the Airworthiness Directive. While the results of any litigation are impossible to predict with certainty, the Company believes that each of the foregoing claims are without merit, and that the Company and Airlog have adequate defenses thereto.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
Omitted under provisions of the reduced disclosure format.

                                     PART II


Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters
--------------------------------------------------------------------------------
Not applicable. All common stock of the Registrant is held by GATX Financial Services, Inc. (a wholly-owned subsidiary of GATX Corporation). Information regarding dividends is shown on the consolidated statements of income and reinvested earnings which are included in Item 8.

Item 6. Selected Financial Data
-------------------------------
Omitted under provisions of the reduced disclosure format.

Item 7. Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------
        and Results of Operations
        -------------------------
Incorporate  herein by reference to the Annual Report, pages 26-30,included as
Exhibit 13 of this document.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------
The following consolidated financial statements of GATX Capital Corporation, included in the 1996 Annual Report (Exhibit 13), are incorporated herein by reference (page references are to the Annual Report):

  Consolidated Statements of Income
    and Reinvested Earnings for Years
    Ended December 31, 1996, 1995, and 1994                      Page 31

  Consolidated Balance Sheets
     As of December 31, 1996 and 1995                            Page 32

  Consolidated Statements of Cash Flows
     Years Ended December 31, 1996, 1995, and 1994               Page 33

  Notes to Consolidated Financial Statements                   Pages 34 - 44

Item 9.  Changes in and Disagreements with Accountants on Accounting
---------------------------------------------------------------------
         and Financial Disclosure
         ------------------------
None.

                                    PART III

Item 10(a).  Directors of the Registrant
----------------------------------------

Name                     Office Held                         Since       Age
----------------------------------------------------------------------------

Ronald H. Zech           Chairman of the Board                1984        53
Joseph C. Lane           President, Chief Executive
                         Officer and Director                 1994        43
David B. Anderson        Director                             1996        55
Alan C. Coe              Executive Vice President
                         and Director                         1994        45
Jesse V. Crews           Executive Vice President,
                         Chief Investment Officer,
                         and Director                         1994        44
David M. Edwards         Director                             1990        45
Frederick L. Hatton      Executive Vice President
                         and Director                         1984        54

Item 10(b).  Executive Officers of the Registrant
-------------------------------------------------

Name                     Office Held                         Since        Age
-----------------------------------------------------------------------------

Joseph C. Lane           President, Chief Executive
                         Officer and Director                 1994        43
Alan C. Coe              Executive Vice President
                         and Director                         1994        45
Jesse V. Crews           Executive Vice President,
                         Chief Investment Officer,
                         and Director                         1994        44
Frederick L. Hatton      Executive Vice President
                         and Director                         1984        54
Cal C. Harling           Senior Vice President and
                         Managing Director-
                         Technology Group                     1994        48
Glenn L. Hickerson       Senior Vice President and
                         President-Air Group                  1995        59
Kathryn G. Jackson       Executive Vice President and
                         Managing Director-Corporate
                         Finance                              1995        40
Robert J. Sammis         Senior Vice President-
                         Corporate Development                1993        50
Michael C. Cromar        Vice President and Chief
                         Financial Officer                    1994        49
Richard M. Tinnon        Vice President and Treasurer         1996        34
Thomas C. Nord           Vice President, General
                         Counsel, and Secretary               1980        56
Valerie C. Williams      Vice President-Human
                         Resources                            1989        52
Curt F. Glenn            Principal Accounting Officer,
                         Vice President and Controller        1992        42

JOSEPH C. LANE, President, Chief Executive Officer and Director since 1994. Mr. Lane joined GATX in 1978 as a Financial Analyst. At GATX he has held a variety of positions including District Manager, Regional Marketing Manager, Managing Director of Corporate Finance and President of GATX International. Mr. Lane served as Vice President Corporate Finance for two years with the regional investment banking firm of Rotan Mosle in Houston, Texas, before re-joining GATX in 1983. He was elected to the Board of Directors of GATX Capital in 1988. Mr. Lane was a member of the staff at Yale University and a founding officer of American Digital Systems. He currently serves as Chairman of the Board of Directors of Centron Corporation and of Sun Financial. He is Vice Chairman of the Equipment Leasing Association, the national association of the leasing and finance industry. He received a Bachelor of Arts degree from Yale University in 1975.

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

JESSE V. CREWS, Executive Vice President, Chief Investment Officer and Director since 1995. Mr. Crews joined the Company in 1977 as a Financial Analyst and held a variety of positions, including Regional Manager of the Singapore (two years) and New Orleans/Houston (five years) offices before returning to San Francisco in 1985. He has been broadly responsible for the development of new business investment opportunities for the Company's own portfolio since 1986 and as head of the Corporate Finance Group from 1990 to 1994. Mr. Crews received a BA from Yale and an MBA from the University of Virginia.

FREDERICK L. HATTON, Executive Vice President and Director since 1984. Mr. Hatton joined the Company in 1983 as Senior Vice President and President of GATX Air. He is currently responsible for GATX Airlog. He is currently a Director of IASCO and a Director of the International Society of Transport Aircraft Trading (CISTAT). Prior to 1983, he served as Vice President Marketing for two years, and Executive Vice President for four years with International Air Service Company (IASCO). Prior to IASCO, Mr. Hatton served in a number of managerial capacities for Flying Tiger Lines. He received a BS from Yale University in 1964, an MS in aerospace management from the University of Southern California in 1971, and an MBA from the Wharton School in 1972. Mr. Hatton served as a U.S. Marine Corps fighter pilot from 1964 to 1970, including a tour in Vietnam.

CAL C. HARLING, Senior Vice President-Technology Group since 1994. Mr. Harling joined the Company in 1987 as Vice President, Technology Financing. Prior to 1987 Mr. Harling was an independent consultant for two years. Mr. Harling worked for Decimus Corporation, a subsidiary of Bank America Corporation, for ten years starting in 1975. While at Decimus Mr. Harling held various positions including Vice President of Vendor Operating Leasing, Vice President of Portfolio Management, and other management positions in systems development. Mr. Harling received a BS from California State University, Sacramento in 1973.

GLENN L. HICKERSON, President of the Air Group since 1995 and Executive Vice President of the Air Group from 1990 to 1995. Prior to joining the Company, he was President/Managing Director of GPA Asia Pacific (1989-1990) and Vice President-Commercial Marketing and Sales at Douglas Aircraft Company (1983-1989). Mr. Hickerson served the Lockheed California Company from 1976 through 1983, the last four years as Vice President-Marketing and Sales-International. Prior to 1976 he served as Group Vice President-Travel Division with Marriott Corporation (four years), President, Universal Airlines (five years) and Secretary-Treasurer, Douglas Finance Corporation (five years). Mr. Hickerson received a BS from Claremont McKenna College and an MBA from New York University.

KATHRYN G. JACKSON, Executive Vice President; has managed the Company's Corporate Finance Group since 1995. She joined the Company in 1981 as Financial Analyst, and transferred to the Chicago regional office in 1982 serving as District Manager, Vice President and Managing Director. From 1987 to 1994, she was employed by D'Accord Financial Services as a Managing Director, member of the Executive Committee and ultimately served as President, Chairman and Chief Executive Officer. Ms. Jackson holds a BA from Stanford University and an MBA from Northwestern University.

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

RICHARD M. TINNON, Vice President and Treasurer since 1996. Mr Tinnon joined GATX Capital in 1987 as a Senior Financial Analyst. He has also served as an Associated Director of GATX Realty, Director of Financial Planning and Analysis, Assistant Treasurer, and Assistant to the President. Prior to GATX Capital, Mr. Tinnon worked for Touche Ross & Co. Mr. Tinnon received his B.A. from Michigan State University in 1985 and his MBA in 1990 from the University of California, Berkeley.

VALERIE C. WILLIAMS, Vice President-Human Resources since 1989. Prior to joining the Company, Ms. Williams was President of VC Williams & Associates, a human resources consulting firm; was Director, Corporate Compensation and Incentives at Carson Pirie Scott & Co. and Senior Consultant, Compensation with A.S. Hansen, Inc. Ms. Williams received her MBA from Lake Forest School of Management in 1980.

CURT F. GLENN, Principal Accounting Officer, Vice President & Controller since 1992. Mr. Glenn joined the Company in 1980 as Assistant Tax Manager, was appointed Tax Manager in 1985 and elected Vice President in 1989. Prior to joining the Company, Mr. Glenn was a Senior Tax Analyst at GATX Corporation (two years) and a Senior Tax Accountant with Trans Union Corporation (four years). Mr. Glenn received a B.S. in Accounting from DePaul University in 1977. Mr. Glenn is currently Chairman of the Federal Tax Committee of the Equipment Leasing Association.

Items 11, 12 & 13
-----------------

Omitted under provisions of the reduced disclosure format.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------
(a) 1. Financial statements

The following consolidated financial statements of GATX Capital Corporation are included in Item 8.

   Consolidated Statements of Income and Reinvested Earnings
      Years Ended December 31, 1996, 1995 and 1994
   Consolidated Balance Sheets
      As of December 31, 1996 and 1995
   Consolidated Statements of Cash Flows
      Years Ended December 31, 1996, 1995 and 1994
   Notes to Consolidated Financial Statements

    2.   Financial statement schedules

All financial statement schedules have been omitted because they are not applicable or because required information is provided in the financial statements, including the notes thereto, which are included in Item 8.

    3.   Exhibits Required by Item 601 of Regulation S-K

    Exhibit Number
    --------------
    3(a)    Restated Certificate of Incorporation of the Company.(6)
    3(b)    By-laws of the Company.(1)
    4(d)    Term Loan Agreement between the Company and a Bank dated
            December 26, 1990.(2)
    10(a)   Office Leases, Four Embarcadero Center, dated October 1, 1990 and June 1, 1991, between the Company and
            Four Embarcadero Center Venture.(2)
    10(b)   Tax Operating Agreement dated January 1, 1983 between GATX
            Corporation and the  Company.(3)
    10(c)   Credit  Agreement among the Company,  the  Subsidiaries listed in
            Schedule II thereto, the Banks listed on the signature pages thereto and Chase  Manhattan  Bank, as agent for the Banks, dated December 14, 1992.(4)
    10(d)   Amendment No.1, dated December 1, 1994, to Credit  Agreement referred to in 10(c).(5)
    10(e)   Credit  Agreement  among the Company,  its two  subsidiaries operating  in Canada,  and the Bank of  Montreal,  dated
            December 14, 1992.(4)
    10(f)   First  Amendment,  dated  June  20,  1993  to  Credit Agreement referred to in  10(e).(5)
    10(g)   Second  Amendment,  dated  June 14,  1994,  to  Credit
            Agreement referred to in 10(e).(5)
    10(h)   Third Amendment, dated December 1, 1994, to Credit  Agreement referred to in 10(e).(5)
    12      Ratio of Earnings to Fixed  Charges (7)
    13      Annual  Report to  Shareholders,  pages 26-45.  (7)
    23      Consent of  Independent  Auditors.(7)
    27      Financial  Data  Schedule.(7)
    99      Listing of Medium Term Notes.(7)

The Registrant agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of long-term debt of the Registrant the authorized principal amount of which does not exceed 10% of the total assets of Registrant.

    (1) Incorporated by reference to Registration Statement on Form S-1, as amended, (file number 2-75467) filed with the Commission on December 23, 1981, page II-4.
    (2) Incorporated by reference to Form 10-K filed with the Commission on March 30, 1991.
    (3) Incorporated by reference to Form 10-K filed with the Commission on March 28, 1983.
    (4) Incorporated by reference to Form 10-K filed with the Commission on March 31, 1993.
    (5) Incorporated by reference to Form 10-K filed with the Commission on March 27, 1995.
    (6) Incorporated by reference to Form 10-K filed with the Commission on March 28, 1996.
    (7) Submitted to the Securities and Exchange Commission with the electronic filing of this document.

Item 14(b).   Reports on Form 8-K
---------------------------------
The company filed no reports on Form 8-K during the last quarter of the period covered by this report. A current report on Form 8-K was filed on January 23, 1997, under Item 5., Other Events.


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GATX CAPITAL CORPORATION
                                            (Registrant)


                                            By  /s/ Joseph C. Lane
                                            --  ------------------
                                            Joseph C. Lane
                                            President, Chief Executive Officer
                                            and Director



                                            March 28, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By  /s/ Joseph C. Lane                           By  /s/ Michael E. Cromar
--  ------------------                           --  ---------------------
    Joseph C. Lane                               Michael E. Cromar
    President, Chief Executive Officer           Vice President and
    and Director                                 Chief Financial Officer

    Dated: March 28, 1997                        Dated: March 28, 1997


By  /s/ Curt F. Glenn                            By  /s/ David M. Edwards
--  -----------------                            --  --------------------
    Curt F. Glenn                                David M. Edwards
    Principal Accounting Officer,                Director
    Vice President & Controller

    Dated: March 28, 1997                        Dated: March 28, 1997


By  /s/ Jesse V. Crews                           By  /s/ Alan C. Coe
--  ------------------                           --  ---------------
    Jesse V. Crews                               Alan C. Coe
    Executive Vice President, Chief              Executive Vice President
    Investment Officer and Director              and Director

    Dated: March 28, 1997                        Dated: March 28, 1997

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
GATX Capital Corporation

We have  audited the  accompanying  consolidated  financial  statements  of GATX
Capital Corporation (a wholly-owned subsidiary of GATX Corporation) and subsidiaries listed in the accompanying index to financial statements (Item 14(a)). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements listed in the accompanying index to financial statements (Item 14(a)) present fairly, in all material respects, the consolidated financial position of GATX Capital Corporation and subsidiaries at December 31, 1996 and 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.





                                               ERNST & YOUNG LLP

                                               San Francisco, California
                                               January 28, 1997