Form 10-Q
period 1997-03-31
GATX CAPITAL CORP
filed 1997-05-14
CIK 357019

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


                  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarter Ended              Commission File Number
                 March 31, 1997                    1-8319



                            GATX CAPITAL CORPORATION


         Incorporated in the             IRS Employer Identification Number
          State of Delaware                        94-1661392

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


                                Yes _X_   No__




    All Common Stock of Registrant is held by GATX Financial Services, Inc.
                (a wholly-owned subsidiary of GATX Corporation).


As of May 5, 1997, Registrant has outstanding 1,031,250 shares of $1 par value Common Stock.


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

GATX CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND REINVESTED EARNINGS
(in thousands)


                                                    Three Months Ended
                                                         March 31,
                                                     1997         1996
                                                 ---------    ---------
                                                        (Unaudited)
REVENUES:

Investment and asset management                   $ 111,135    $ 65,433
Technology equipment sales and service               39,252         -
                                               ------------ -----------
                                                    150,387      65,433
                                               ------------ -----------

EXPENSES:

Interest                                             22,041      19,451
Operating leases                                     27,445      14,646
Cost of technology equipment sales and service       31,963         -
Selling, general & administrative                    26,148      12,084
Provision for losses on investments                   2,250       3,000
Other                                                 1,987         782
                                               ------------ -----------
                                                    111,834      49,963
                                               ------------ -----------

Income before income taxes                           38,553      15,470
                                               ------------ -----------

INCOME TAXES:

Current income taxes                                 14,084       5,773
Deferred income taxes                                 1,529         492
                                               ------------ -----------
                                                     15,613       6,265
                                               ------------ -----------

NET INCOME                                           22,940       9,205

Reinvested earnings at beginning of period          185,686     162,400
Dividends paid to stockholder                        (5,914)     (4,343)

                                               ------------ -----------
REINVESTED EARNINGS AT END OF PERIOD              $ 202,712   $ 167,262
                                               ============ ===========

GATX CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                   March 31,  December 31,
                                                       1997        1996
                                                  ----------   ----------
                                                  (Unaudited)
ASSETS:
Cash and cash equivalents                        $   28,378  $   18,482
Investments:
   Direct financing leases                          453,645     461,757
   Leveraged leases                                 209,005     257,039
   Operating lease equipment-
        net of depreciation                         425,237     429,880
   Secured loans                                    192,961     222,602
   Investment in joint ventures                     318,985     308,934
   Assets held for sale or lease                     10,254      12,393
   Other investments                                 67,334      65,506
   Investment in future residuals                    20,879      21,457
   Allowance for losses on investments             (117,509)   (114,096)
                                                ------------ -----------
          Total investments                       1,580,791   1,665,472
                                                ------------ -----------

Due from GATX Corporation                            25,361      45,147
Other assets                                        130,220     119,528

                                               ------------ -----------
TOTAL ASSETS                                    $ 1,764,750 $ 1,848,629
                                               ============ ===========


LIABILITIES AND STOCKHOLDER'S EQUITY:
Accrued interest                                $    21,776  $   15,821
Accounts payable and other liabilities              117,234     138,660
Debt financing:
   Commercial paper and bankers acceptances          28,916      13,772
   Notes payable                                     52,985      63,114
   Obligations under capital leases                  11,624      12,429
   Senior term notes                                835,600     935,600
                                               ------------ -----------
          Total debt financing                      929,125   1,024,915
                                               ------------ -----------

Nonrecourse obligations                             281,287     268,044
Deferred income                                       6,538       5,786
Deferred income taxes                                52,317      51,726

Stockholder's equity:
   Convertible preferred stock, par value $1,       125,000     125,000
      and additional paid-in capital
   Common stock, par value $1, and
     additional paid-in capital                      28,960      28,960
   Reinvested earnings                              202,712     185,686
   Foreign currency translation adjustment           (3,919)     (1,543)
   Unrealized gain on equity securities               3,720       5,574

                                               ------------ -----------
             Total stockholder's equity             356,473     343,677
                                               ------------ -----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY     $  1,764,750 $ 1,848,629
                                               ============ ===========

GATX CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                    Three Months Ended
                                                        March 31,
                                                    1997         1996
                                                  ----------  ---------
                                                      (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                        $  22,940     $ 9,205
Reconciliation to net cash provided by operating
  activities:
   Provision for losses on investments                2,250       3,000
   Depreciation expense                              17,528       8,364
   Provision for deferred income taxes                1,529         492
   Gain on sale of assets                           (25,489)     (6,773)
   Changes in assets and liabilities:
      Due from GATX Corporation                      19,786       8,724
      Accrued interest, accounts payable and        (15,471)    (12,917)
          other liabilities
      Deferred income                                   752         270
   Other - net                                       (7,450)      5,627

                                                ------------ ----------
Net cash flows provided by operating activities      16,375      15,992
                                                ------------ ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Investments in leased equipment, net of
 nonrecourse borrowings for leveraged leases        (51,045)    (72,392)
Loans extended to borrowers                          (2,529)    (19,295)
Other investments                                   (32,326)    (37,233)
                                                ------------ -----------
   Total investments                                (85,900)   (128,920)
                                                ------------ -----------
Lease rents received, net of earned income and
        leveraged lease nonrecourse debt service     31,483      35,462
Loan principal received                              33,246      11,328
Proceeds from sale of assets                         88,731      24,788
Joint venture investment recovery, net of earned
  income                                              1,750       1,337

                                               ------------ -----------
   Recovery of investments                          155,210      72,915
                                               ------------ -----------

Net cash flows provided by (used in)                 69,310     (56,005)
     investing activities                      ------------ -----------



CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase in short-term borrowings                17,015      62,207
Proceeds from issuance of long-term debt               -         78,500
Proceeds from nonrecourse obligations                39,658      21,616
Repayment of long-term debt                        (100,000)   (105,000)
Repayment of nonrecourse obligations                (25,742)    (14,273)
Dividends paid to stockholder                        (5,914)     (4,343)
Other financing activities                             (806)     (1,058)

                                                ------------ -----------
Net cash flows (used in) provided by                (75,789)     37,649
   financing activities                         ------------ -----------


Net  increase  (decrease) in cash
  and cash equivalents                                9,896      (2,364)
Cash and cash equivalents at beginning of period     18,482      19,905

                                                ------------  -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $28,378    $ 17,541
                                                ============  ===========

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements, continued

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997 AND 1996


  1. The consolidated balance sheet of GATX Capital Corporation and its subsidiaries ("the Company") at December 31, 1996 was derived from the audited financial statements at that date. All other consolidated financial statements are unaudited and include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations and financial position for and as of the end of the indicated periods. Operating results for the three-month period ended March 31,1997 are not necessarily indicative of the results that may be achieved for the entire year.

 2. Certain prior year amounts have been reclassified to conform to current presentation.

 3. The Company is engaged in various matters of litigation and has unresolved claims pending. While the amounts claimed are substantial and the ultimate liability with respect to such claims cannot be determined at this time, it is the opinion of management that damages, if any, required to be paid by the Company in the discharge of such liability are not likely to be material to the Company's financial position or results of operations.

Item 2.  Management's Discussion and Analysis


RESULTS OF OPERATIONS

Net income for 1997's first quarter exceeded 1996's first quarter by $13.7 million, or 149%, due primarily to higher investment and asset management income related to asset remarketing.


Investment and Asset Management
---------------------------------
The Company invests in a wide variety of assets and generates income by financing equipment (through lease, loan and joint venture investments), from the remarketing of assets, and from fees generated by managing the investment portfolios of others and from brokering or arranging financing transactions. Investment and asset management revenue increased $45.7 million over the first quarter of 1996. The primary reason for this increase is income from asset remarketing, which increased $28.7 million. Because asset remarketing opportunities are realized at lease end or in response to specific market conditions, they do not occur evenly between periods and can fluctuate significantly depending on market conditions. Higher investment balances during 1997's first quarter, including those funded with off-balance sheet financing and those of Centron DPL (which was acquired in October 1996), contributed to the remainder of the increase in investment earnings as well as to higher operating lease expense.


Technology Equipment Sales and Service
----------------------------------------
With the October 1996 acquisition of the 50% of Centron DPL which it did not already own, the Company entered the technology equipment sales and service business. Centron is a technology solutions provider that offers products, technical service and financial services required for building corporate information networks. The sales and technical services offered by Centron are included in this segment of the business. Lease and other financing alternatives offered by Centron are included in the investment and asset management business segment.

Higher average borrowings (to fund new investments and technology equipment inventory) and the consolidation of Centron DPL resulted in interest expense being higher than last year.

Selling, general and administrative costs increased over 1996, due primarily to higher human resource and other administrative costs resulting from increased business activity, including the impact of the acquisition of Centron DPL.

The allowance for losses increased during the first three months of 1997 as a result of a $2.3 million provision for losses and $1.1 million in recoveries of previously written off investments. There were no significant write-downs during the first quarter. At March 31, 1997 the allowance for losses is 7.2% of investments, including off-balance sheet assets and after deducting nonleveraged lease nonrecourse debt.


LIQUIDITY AND CAPITAL RESOURCES

Floating rate debt financing represented 19.9% of the Company's capital structure at March 31, 1997. These borrowings support investments tied to LIBOR and other similar rates. Fluctuations in interest rates may impact earnings, either negatively or positively, depending on the Company's net floating rate asset or debt position. At March 31, 1997, the Company had $43.1 million more floating rate assets than floating rate debt.

At March 31, 1997, the Company had approved and unfunded transactions totaling approximately $180.4 million, including approximately $162.5 million expected to fund during the remainder of 1997. Once approved for funding, a transaction may not be completed for various reasons, or the investment may be shared with partners or sold.

The Company generates cash from operations and portfolio proceeds and has certain facilities for borrowing. During the first quarter of 1997 the Company used the cash generated from operations and portfolio proceeds to repay over $100 million of debt financing. At March 31, 1997, the Company had a $300 million shelf registration for Series D medium term notes, of which $32 million was available, and had unused capacity under its credit agreements of $274 million.

FORWARD LOOKING STATEMENTS

Certain statements in the Management's Discussion and Analysis constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties, and could cause actual results to differ materially from those projected.


PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings

The Company has previously reported various lawsuits filed by and against it and GATX/Airlog Company ("Airlog"), a general partnership of which a Company subsidiary is a partner, arising out of the issuance of Airworthiness Directive 96-01-03 by the Federal Aviation Administration in January 1996 (the "Airworthiness Directive"). On January 2, 1997, the Company and Airlog filed a Motion for Partial Summary Judgment with respect to certain of the counterclaims filed by Evergreen International Airlines, Inc. ("Evergreen") in the Declaratory Judgment action brought by the Company and Airlog in the United States District Court for the Northern District of California (No. C96-2494). The Motion for Partial Summary Judgment is brought on the grounds that (1) the contracts at issue in the litigation are governed by the California Commercial Code (the "Code"), (2) Evergreen's contract counterclaims are barred by the four-year statute of repose established by the Code, and (3) Evergreen's negligent misrepresentation counterclaim is barred by the economic loss doctrine under California law. The court has held oral argument on the motion and has taken it under advisement.

The previously reported action filed by General Electric Capital Corporation and a subsidiary thereof (hereinafter collectively "GECC"), against the Company, Airlog and certain other companies, has been dismissed, without prejudice. These parties and GATX Corporation entered into a tolling agreement dated December 17, 1996 and amended in April 1997. Under the tolling agreement as amended, the parties thereto have agreed that any defenses of expiration of the statute of limitations or statute of repose or laches applicable to the causes of action asserted by GECC are tolled, up to and including January 8, 1998.



PART II.  OTHER INFORMATION, continued
Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits:

     27. Financial Data Schedule

(b) The Company  filed a current  report on Form 8-K on January 23, 1997,  under
Item 5., Other Events.


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



         GATX CAPITAL CORPORATION



         /s/ Michael E. Cromar
         ______________________
         Michael E. Cromar
         Vice President and Chief Financial Officer


         /s/ Curt F. Glenn
         ______________________
         Curt F. Glenn
         Principal Accounting Officer,
         Vice President and Controller




May 12, 1997