Form 10-Q
period 1997-06-30
GATX CAPITAL CORP
filed 1997-08-12
CIK 357019

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


                  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended                    Commission File Number
        June 30, 1997                                1-8319





                            GATX CAPITAL CORPORATION


      Incorporated in the                 IRS Employer Identification Number
       State of Delaware                               94-1661392

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

                                  Yes X  No __



All Common Stock of Registrant is held by GATX Financial Services, Inc.
   (a wholly-owned subsidiary of GATX Corporation).

As of August 6, 1997, Registrant has outstanding 1,031,250 shares of $1 par value Common Stock.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements

GATX CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND REINVESTED EARNINGS
(in thousands)

                                       Three Months Ended    Six Months Ended
                                             June 30,             June 30,
                                          1997       1996      1997      1996
                                        -------   -------   --------  ---------
                                            (Unaudited)          (Unaudited)
REVENUES:

Investment and asset management      $   94,508   $76,356   $205,643  $ 141,789
Tech equipment sales and service         54,551      -        93,803       -
                                       --------   -------   --------  ---------
                                        149,059    76,356    299,446    141,789
                                       --------   -------   --------  ---------
EXPENSES:

Interest                                 22,444    20,374     44,485     39,825
Operating leases                         28,522    17,973     55,967     32,619
Cost of technology equipment
  sales & service                        44,571       -       76,534       -
Selling, general & administrative        26,532    14,694     52,680     26,778
Provision for losses on investments       3,775     3,501      6,025      6,501
Other                                     1,307     1,506      3,294      2,288
                                       --------  --------   --------  ---------
                                        127,151    58,048    238,985    108,011
                                       --------  --------   --------  ---------

Income before income taxes               21,908    18,308     60,461     33,778
                                       --------  --------   --------  ---------

INCOME TAXES:

Current income taxes                      8,000     6,833     22,084     12,606
Deferred income taxes                       873       653      2,403      1,145
                                       --------  --------   --------  ---------
                                          8,873     7,486     24,487     13,751
                                       --------  --------   --------  ---------

NET INCOME                               13,035    10,822     35,974     20,027

Reinvested earnings at
  beginning of period                   202,712   167,262    185,686    162,400
Dividends paid to stockholder            (6,196)   (5,587)   (12,109)    (9,930)
                                       --------  --------   --------  ---------

REINVESTED EARNINGS AT END OF PERIOD  $ 209,551 $ 172,497  $ 209,551  $ 172,497
                                      ========= ========= ==========  =========

GATX CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                     June 30,     December 31,
                                                       1997          1996
                                                   -----------    -----------
                                                   (Unaudited)
ASSETS:
Cash and cash equivalents                         $    18,517     $   18,482
Investments:
   Direct financing leases                            476,869        461,757
   Leveraged leases                                   175,177        257,039
   Operating lease equipment-
        net of depreciation                           473,658        429,880
   Secured loans                                      204,068        222,602
   Investment in joint ventures                       384,309        308,934
   Assets held for sale or lease                        9,669         12,393
   Other investments                                   50,612         65,506
   Investment in future residuals                      20,480         21,457
   Allowance for losses on investments               (121,059)      (114,096)
                                                   -----------   ------------
          Total investments                         1,673,783      1,665,472
                                                   -----------   ------------

Due from GATX Corporation                              22,681         45,147
Other assets                                          136,393        119,528

                                                   -----------   -----------
TOTAL ASSETS                                      $ 1,851,374    $ 1,848,629
                                                   ===========   ============


LIABILITIES AND STOCKHOLDER'S EQUITY:
Accrued interest                                  $    11,662    $    15,821
Accounts payable and other liabilities                137,695        138,660
Debt financing:
   Commercial paper and bankers' acceptances          123,897         13,772
   Notes Payable                                       38,608         63,114
   Obligations under capital leases                    10,182         12,429
   Senior term notes                                  805,600        935,600
                                                  ------------    ----------
          Total debt financing                        978,287      1,024,915
                                                  ------------    ----------

Nonrecourse obligations                               298,365        268,044
Deferred income                                         5,935          5,786
Deferred income taxes                                  54,140         51,726

Stockholder's equity:
   Convertible preferred stock, par value $1,         125,000        125,000
       and additional paid-in capital
   Common stock, par value $1, and
       and additional paid-in capital                  28,960         28,960
   Reinvested earnings                                209,551        185,686
   Foreign currency translation adjustment             (3,433)        (1,543)
   Unrealized gain on equity securities                 5,212          5,574

                                                 -------------    ----------
             Total stockholders equity                365,290        343,677
                                                 -------------    ----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY       $   1,851,374   $ 1,848,629
                                                 ==============  ===========

GATX CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                            Six Months Ended
                                                                June 30,
                                                          1997           1996
                                                        ----------    ---------
                                                              (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                               $ 35,974     $ 20,027
Reconciliation to net cash provided by operating activities:
   Provision for losses on investments                      6,025        6,501
   Depreciation expense                                    35,936       17,526
   Provision for deferred income taxes                      2,403        1,145
   Gain on sale of assets                                 (40,908)     (18,102)
   Changes in assets and liabilities:
      Due from GATX Corporation                            22,466        5,904
      Accrued interest, accounts payable
       and other liabilities                               (5,124)      (7,008)
      Deferred income                                         149        1,701
   Other - net                                            (17,249)        (974)

                                                        ----------     --------
Net cash flows provided by operating activities            39,672       26,720
                                                        ----------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Investments in leased equipment, net of
       nonrecourse borrowings for leveraged leases       (156,225)    (196,817)
Loans extended to borrowers                               (14,864)    (100,251)
Other investments                                         (94,835)     (67,645)
                                                        ----------    ---------
   Total investments                                     (265,924)    (364,713)
                                                        ----------    ---------
Lease rents received, net of earned income and
        leveraged lease nonrecourse debt service           60,143       55,998
Loan principal received                                    34,472       18,348
Proceeds from sale of assets                              129,075       52,293
Joint venture investment recovery, net of earned income    18,479        2,343
                                                       ----------    ---------

   Recovery of investments                                242,169      128,982
                                                       -----------    ---------
Net cash flows used in investing activities               (23,755)    (235,731)
                                                       ===========    =========

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase in short-term borrowings                      97,619      132,603
Proceeds from issuance of long-term debt                      -        168,000
Proceeds from nonrecourse obligations                      83,725       50,949
Repayment of long-term debt                              (130,000)    (105,000)
Repayment of nonrecourse obligations                      (52,869)     (27,603)
Dividends paid to stockholder                             (12,109)      (9,930)
Other financing activities                                 (2,248)      (2,987)

                                                       -----------    ---------
Net cash flows (used in) provided by financing activities (15,882)    (206,032)

                                                       -----------    ---------
Net  increase  (decrease) in cash and cash equivalents         35       (2,979)
Cash and cash equivalents at beginning of period           18,482       19,905

                                                       -----------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $  18,517    $  16,926
                                                        ==========   ==========

PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements, continued

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997 AND 1996


     1. The consolidated balance sheet of GATX Capital Corporation and its subsidiaries ("the Company") at December 31, 1996 was derived from the audited financial statements at that date. All other consolidated financial statements are unaudited and include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations and financial position for and as of the end of the indicated periods. Operating results for the six-month period ended June 30, 1997 are not necessarily indicative of the results that may be achieved for the entire year.

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

Item 2.   Management's Discussion and Analysis

RESULTS OF OPERATIONS

Net income earned during the second quarter and during the six months ended June 30, 1997, exceeded net income earned during the corresponding periods in the prior year by $2.2 million (20%) and $15.9 million (80%), respectively. The increases during both periods are due primarily to higher investment and asset management income related to asset remarketing and fees earned from arranging financing transactions.

Investment and Asset Management
--------------------------------
The Company invests in a wide variety of assets and generates income by financing equipment (through lease, loan and joint venture investments), from the remarketing of assets, and from fees generated by managing the investment portfolios of others and from brokering or arranging financing transactions.

Investment and asset management revenue increased as a result of increases in asset remarketing income and fees from arranging financing transactions, as well as higher investment balances. Although historically a significant contributor to income, asset remarketing opportunities, which are realized at lease end or in response to specific market conditions, do not occur evenly between periods and the income they generate can fluctuate significantly depending on market conditions. Similarly, transaction fees do not occur evenly between periods. Higher investment balances during 1997, including those funded with off-balance sheet financing and those of Centron (which was acquired in October 1996), also contributed to the increase in investment and asset management revenue, as well as to higher operating lease expense.

Technology Equipment Sales and Service
----------------------------------------
With the October 1996 acquisition of the 50% of Centron, which it did not already own, the Company expanded its technology equipment sales and service business. Centron is a technology solutions provider that offers products, technical service and financial services required for building corporate information networks. The sales and technical services offered by Centron are included in this segment of the business. Lease and other financing alternatives offered by Centron are included in the investment and asset management business segment.


Higher average borrowings (to fund new investments and from the consolidation of Centron) resulted in interest expense being higher than last year.

Selling, general and administrative costs increased over 1996, due primarily to higher human resource and other administrative costs resulting from increased business activity, including the impact of the acquisition of Centron.

The allowance for losses increased during the first six months of 1997 as a result of a $6.0 million provision for losses and $1.4 million in recoveries of previously written off investments. There were no significant write-downs during this period. At June 30, 1997, the allowance for losses is 7% of investments, including off-balance sheet assets and after deducting nonleveraged lease nonrecourse debt.

LIQUIDITY AND CAPITAL RESOURCES

Floating rate debt financing represented 22.7% of the Company's capital structure at June 30, 1997. These borrowings support investments tied to LIBOR and other similar rates. Fluctuations in interest rates may impact earnings, either negatively or positively, depending on the Company's net floating rate asset or debt position. At June 30, 1997, the Company had $38.7 million more floating rate debt than floating rate assets.

At June 30, 1997, the Company had approved unfunded transactions totaling approximately $135.5 million, including approximately $95.1 million expected to fund during the remainder of 1997. Once approved for funding, a transaction may not be completed for various reasons, or the investment may be shared with partners or sold.

The Company generates cash from operations and portfolio proceeds and has certain facilities for borrowing. In addition, certain lease transactions are financed by obtaining nonrecourse loans equal to the present value of some or all of the rental stream. During the six months ended June 30, 1997, the Company used the cash generated from operations, from investing activities and from short-term borrowings to repay $130 million of debt financing. At June 30, 1997, the Company had a $300 million shelf registration for Series D medium term notes, of which $32 million was available, and had unused capacity under its commercial paper and bankers' acceptances credit agreements of $146.1 million. Two of the Company's subsidiaries maintain various stand-alone bank facilities which had unused capacity aggregating $52.2 million as of June 30, 1997.

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

PART II.  OTHER INFORMATION
Item 6.   Exhibits and Reports on Form 8-K

(a)     Exhibits:

         27.   Financial Data Schedule

(b) The Company filed a current report on Form 8-K on June 10, 1997, under Item 5., Other Events.


Signatures
----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


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



August 12, 1997