Form 10-Q
period 1997-09-30
GATX CAPITAL CORP
filed 1997-11-13
CIK 357019

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


                  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended                    Commission File Number
        September 30, 1997                                1-8319





                            GATX CAPITAL CORPORATION


      Incorporated in the                 IRS Employer Identification Number
       State of Delaware                               94-1661392

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

As of November 7, 1997, Registrant has outstanding 1,031,250 shares of $1 par value Common Stock.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements

GATX CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND REINVESTED EARNINGS
(in thousands)

                                       Three Months Ended    Nine Months Ended
                                           September 30,       September 30,
                                          1997       1996      1997      1996
                                        -------   -------   --------  ---------
                                            (Unaudited)          (Unaudited)
REVENUES:

Investment and asset management      $  107,350  $ 93,655  $ 312,993  $ 235,444
Technology equipment sales and service   43,885      -       137,688        -
                                       --------   -------   --------  ---------
                                        151,235    93,655    450,681    235,444
                                       --------   -------   --------  ---------
EXPENSES:

Interest                                 23,335    22,716     67,820     62,541
Operating leases                         29,790    19,785     85,757     52,404
Cost of technology equipment
  sales & service                        37,200       -      113,734       -
Selling, general & administrative        33,554    15,030     86,234     41,808
Provision for losses on investments       3,506     3,000      9,531      9,501
Other                                     4,074       997      7,368      3,285
                                       --------  --------   --------  ---------
                                        131,459    61,528    370,444    169,539
                                       --------  --------   --------  ---------

Income before income taxes               19,776    32,127     80,237     65,905
                                       --------  --------   --------  ---------

INCOME TAXES:

Current income taxes                     13,859    10,203     35,943     22,809
Deferred income taxes                    (5,846)    2,863     (3,443)     4,008
                                       --------  --------   --------  ---------
                                          8,013    13,066     32,500     26,817
                                       --------  --------   --------  ---------

NET INCOME                               11,763    19,061     47,737     39,088

Reinvested earnings at
  beginning of period                   209,551   172,497    185,686    162,400
Dividends paid to stockholder            (7,929)   (6,305)   (20,038)   (16,235)
                                       --------  --------   --------  ---------

REINVESTED EARNINGS AT END OF PERIOD  $ 213,385 $ 185,253  $ 213,385  $ 185,253
                                      ========= ========= ==========  =========

GATX CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                   September 30,  December 31,
                                                       1997          1996
                                                   -----------    -----------
                                                   (Unaudited)
ASSETS:
Cash and cash equivalents                         $    55,134     $   18,482
Investments:
   Direct financing leases                            669,552        461,757
   Leveraged leases                                   173,449        257,039
   Operating lease equipment-
        net of depreciation                           479,681        429,880
   Secured loans                                      200,880        222,602
   Investment in joint ventures                       379,022        308,934
   Assets held for sale or lease                        7,973         12,393
   Other investments                                   60,357         65,506
   Investment in future residuals                      20,490         21,457
   Allowance for losses on investments               (124,931)      (114,096)
                                                   -----------   ------------
          Total investments                         1,866,473      1,665,472
                                                   -----------   ------------

Due from GATX Corporation                              15,376         45,147
Other assets                                          133,266        119,528

                                                   -----------   -----------
TOTAL ASSETS                                      $ 2,070,249    $ 1,848,629
                                                   ===========   ============


LIABILITIES AND STOCKHOLDER'S EQUITY:
Accrued interest                                  $    22,249    $    15,821
Accounts payable and other liabilities                140,300        138,660
Debt financing:
   Commercial paper and bankers' acceptances          218,900         13,772
   Notes payable                                      131,603         63,114
   Obligations under capital leases                    10,157         12,429
   Senior term notes                                  805,600        935,600
                                                  ------------    ----------
          Total debt financing                      1,166,260      1,024,915
                                                  ------------    ----------

Nonrecourse obligations                               316,300        268,044
Deferred income                                         6,542          5,786
Deferred income taxes                                  48,775         51,726

Stockholder's equity:
   Convertible preferred stock, par value $1,
       and additional paid-in capital                 125,000        125,000
   Common stock, par value $1, and
       and additional paid-in capital                  28,960         28,960
   Reinvested earnings                                213,385        185,686
   Foreign currency translation adjustment             (3,613)        (1,543)
   Unrealized gain on equity securities                 6,091          5,574

                                                 -------------    ----------
             Total stockholder's equity               369,823        343,677
                                                 -------------    ----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY        $ 2,070,249    $ 1,848,629
                                                 =============   ===========

GATX CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                            Nine Months Ended
                                                              September 30,
                                                          1997           1996
                                                        ----------    ---------
                                                              (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                               $ 47,737     $ 39,088
Reconciliation to net cash provided by operating activities:
   Provision for losses on investments                      9,531        9,501
   Depreciation expense                                    56,448       29,781
   Provision for deferred income taxes (benefits)          (3,443)       4,008
   Gain on sale of assets                                 (63,792)     (25,747)
   Changes in assets and liabilities:
      Due from GATX Corporation                            29,771        7,378
      Accrued interest, accounts payable
       and other liabilities                                8,068       39,348
      Deferred income                                         756          756
   Other - net                                            (18,881)      (2,357)

                                                        ----------     --------
Net cash flows provided by operating activities            66,195      101,756
                                                        ----------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Investments in leased equipment, net of
       nonrecourse borrowings for leveraged leases       (438,825)    (268,512)
Loans extended to borrowers                               (28,628)    (108,738)
Other investments                                        (110,536)     (81,742)
                                                        ----------    ---------
   Total investments                                     (577,989)    (458,992)
                                                        ----------    ---------
Lease rents received, net of earned income and
        leveraged lease nonrecourse debt service           82,463       81,693
Loan principal received                                    51,424      115,978
Proceeds from sale of assets                              201,931      129,982
Joint venture investment recovery, net of earned income    30,531        3,671
                                                       ----------    ---------

   Recovery of investments                                366,349      331,324
                                                       -----------    ---------
Net cash flows used in investing activities              (211,640)    (127,668)
                                                       -----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase in short-term borrowings                     285,617       22,776
Proceeds from issuance of long-term debt                      -        168,000
Proceeds from nonrecourse obligations                     130,095       68,413
Repayment of long-term debt                              (130,000)    (112,000)
Repayment of nonrecourse obligations                      (81,304)     (47,679)
Dividends paid to stockholder                             (20,038)     (16,235)
Other financing activities                                 (2,273)      (3,792)

                                                       -----------    ---------
Net cash flows provided by financing activities           182,097       79,483

                                                       -----------    ---------
Net increase in cash and cash equivalents                  36,652       53,571
Cash and cash equivalents at beginning of period           18,482       19,905

                                                       -----------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $  55,134    $  73,476
                                                        ==========   ==========

PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements, continued

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997 AND 1996


1. The consolidated balance sheet of GATX Capital Corporation and its subsidiaries ("the Company") at December 31, 1996 was derived from the audited financial statements at that date. All other consolidated financial statements are unaudited and include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations and financial position for and as of the end of the indicated periods. Operating results for the nine-month period ended September 30, 1997 are not necessarily indicative of the results that may be achieved for the entire year.

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

Item 2.  Management's Discussion and Analysis

RESULTS OF OPERATIONS

Net income earned during the nine months ended September 30, 1997 exceeded net income earned during the corresponding period in the prior year by $8.6 million, primarily due to an increase in revenue related to the remarketing of assets.

Net income earned during the three months ended September 30, 1997 was $7.3 million less than in the same period in 1996 mainly due to historically strong results in the third quarter of 1996 and one-time expenses incurred by the Company during the third quarter of 1997 in connection with two significant events: the acquisition of the 20% of Sun Financial Group, Inc. not already owned by the Company and the purchase of a portfolio of leased assets owned by Pitney Bowes Credit Corporation. The Pitney Bowes transaction is described in more detail in Item 5. below.

Overview
---------

The Company engages in two main activities: (1) it is actively involved in asset-based investment and generates income by financing equipment (through lease, loan and joint venture investments); from the remarketing of assets; from managing the equipment related investment portfolios of others; and from brokering or arranging asset financing transactions, and (2) it provides a wide range of technology services enabling its customers to acquire, construct and finance information networks. The Company's technology solutions business was significantly expanded with the October 1996 acquisition of the 50% of Centron which it did not already own. Sales and service revenue related to technology solutions is included in the technology equipment sales and service revenue line. Revenue earned from financing alternatives related to technology solutions is included in the investment and asset management revenue line. Centron's financial results were consolidated in the Company's financial statements subsequent to the October 1996 acquisition.

Revenues
---------

Investment and asset management revenue increased $13.7 million and $77.5 million during the three and nine-month periods ended September 30, 1997, respectively, compared to the same periods in 1996. Revenue generated from higher average investment balances during 1997, including those funded with off-balance sheet financing, was the most significant contributor to this increase. Increases in asset remarketing income also contributed to the increase in investment and asset management revenue. Asset remarketing income was $2.5 million (11%) and $34.9 million (83%) greater during the three and nine-months ended September 30, 1997 than in 1996's comparable periods, respectively.

Although asset remarketing income, which includes gains on the sales of the Company's owned assets and fee income generated from providing remarketing services for third parties, has historically been a significant contributor to income, asset remarketing opportunities are realized at lease end or in response to specific market conditions and the income they generate can fluctuate significantly depending on market conditions.

Technology equipment sales and service revenue were primarily generated by Centron and were not consolidated in the Company's financial statements until October 1996.


Expenses
---------

Higher average borrowings (to fund new investments and from the acquisition of Centron) resulted in interest expense being higher than last year. Continued growth in the Company's operating lease portfolio resulted in an increase in operating lease expense, which includes depreciation expense and rent expense from off-balance sheet financing.

The increase in selling, general and administrative costs is primarily due to the impact of the acquisition of Centron and one-time expenses related to the acquisition of the 20% of Sun Financial Group, Inc. not already owned by the Company and the Pitney Bowes transaction.

The allowance for losses increased during the first nine months of 1997 as a result of a $9.5 million provision for losses and $1.8 million in recoveries of previously written off investments. There were no significant write-downs during this period. At September 30, 1997, the allowance for losses is 6.5% of investments, including off-balance sheet assets and after deducting nonleveraged lease nonrecourse debt.

LIQUIDITY AND CAPITAL RESOURCES

The Company generates cash from operations and portfolio proceeds and has certain facilities for borrowing. In addition, certain lease transactions are financed by obtaining nonrecourse loans equal to the present value of some or all of the rental streams. During the nine months ended September 30, 1997, the Company used cash generated from operations, from investing activities and from short-term borrowings to repay $130 million of medium-term notes. During the third quarter of 1997, the Company filed a $532 million shelf registration for debt securities, of which the entire amount was available on September 30, 1997. Amounts remaining under the Company's Series D medium term note registration statement were incorporated into this new registration statement and the Series D registration statement was retired. At September 30, 1997 the Company had unused capacity under its commercial paper and bankers' acceptances credit agreements of $41.1 million. Two of the Company's subsidiaries maintain various stand-alone bank facilities which had unused capacity aggregating $48.8 million as of September 30, 1997.

On September 30, 1997 the Company funded approximately $193 million of the Pitney Bowes acquisition (see Item 5. below) with proceeds from commercial paper and other short term borrowings. In October 1997, the Company borrowed $350 million under its $532 million shelf registration and used the proceeds, in part, to repay the commercial paper and other short-term borrowings that were used to fund this purchase. The remainder of the proceeds were used to fund additional portions of the Pitney Bowes acquisition in early November 1997.

During the third quarter of 1997 the Company sold certain assets and has placed the proceeds from such sales (approximately $33 million) in trust with a qualified intermediary pending the identification and acquisition of qualified replacement assets in order to effect a like-kind exchange for federal income tax purposes. The amounts in trust are classified as cash and cash equivalents in the accompanying balance sheet.


The Company's capital structure includes both fixed and floating rate debt. The Company ensures a stable margin over its cost of funds by approximately matching its fixed and floating rate investments to its fixed and floating rate borrowings.

At September 30, 1997, the Company had approved unfunded transactions totaling approximately $390 million, including approximately $325 million expected to fund during the fourth quarter. Of the expected fourth quarter funding amount, approximately $260 million relates to the acquisition of the Pitney Bowes portfolio (of which approximately $174 million funded in early November, as discussed above). Once approved for funding, a transaction may not be completed for various reasons, or the investment may be shared with partners or sold.

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



PART II.  OTHER INFORMATION
Item 5.   Other Information

On August 21, 1997, the Company announced that it had entered into agreements to invest in a $1.2 billion portfolio of leased assets owned by Pitney Bowes Credit Corporation ("PBCC"), a wholly-owned subsidiary of Pitney Bowes Inc. The Company's investment will total approximately $460 million in cash, for which it will receive assets valued by the Company at approximately $280 million and a fifty percent interest in a joint venture with PBCC that will own assets valued by the Company at approximately $895 million.

The Company's investment will be effected through a series of closings, all of which are expected to occur prior to December 31, 1997. The first closing took place on September 30, 1997, when the Company paid PBCC approximately $193 million for assets acquired. The second closing took place in early November 1997, at which time the Company purchased approximately $174 million of assets from PBCC.

PART II.  OTHER INFORMATION
Item 6.   Exhibits and Reports on Form 8-K

(a)     Exhibits:

         27.   Financial Data Schedule

(b) The Company filed a current report on Form 8-K on August 27, 1997, under Item 5., Other Events.


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


                                      GATX CAPITAL CORPORATION



                                      /s/ Michael E. Cromar
                                      ---------------------
                                      Michael E. Cromar
                                      Vice President and Chief Financial Officer


                                      /s/ A. Douglas Shattuck
                                      -----------------------
                                      A. Douglas Shattuck
                                      Principal Accounting Officer,
                                      and Corporate Controller



November 13, 1997