Form 10-K
period 1997-12-31
GATX CAPITAL CORP
filed 1998-03-31
CIK 357019

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K


                  X ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Year Ended                         Commission File Number
     December 31, 1997                                  1-8319





                            GATX CAPITAL CORPORATION


      Incorporated in the                 IRS Employer Identification Number
       State of Delaware                               94-1661392

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

As of March 20, 1998, Registrant has outstanding 1,031,250 shares of $1 par value Common Stock.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND
(b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

              DOCUMENTS INCORPORATED BY REFERENCE



          Document                                         Part of Form 10-K

Annual Report to Stockholder for                          Part II Items 6,7,& 8
     Fiscal Year ended December 31, 1997
     (the "Annual Report")

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

Form 10-K for the Year Ended                               Part IV Item 14(a)3
      December 31, 1990 filed with the
         Commission on March 30, 1991

Form 10-K for the Year Ended                               Part IV Item 14(a)3
      December 31, 1992 filed with the
         Commission on March 31, 1993

Form 10-K for the Year Ended                               Part IV Item 14(a)3
      December 31, 1994 filed with the
         Commission on March 27, 1995

Form 10-K for the Year Ended                               Part IV Item 14(a)3
      December 31, 1995 filed with the
         Commission on March 28, 1996

                                  PART I
Item 1.  Business
-----------------

GATX Capital Corporation and its subsidiaries (the "Company") actively invest in a wide variety of assets. These investments are made through a variety of financing instruments, primarily leases and loans, either for the Company's own account or through partnerships and joint ventures. GATX Capital actively manages its existing portfolio of investments as well as those of institutional investors, and several joint ventures and partnerships in which it participates. Additionally, the Company arranges secured financing for others. The Company also sells computer network technology equipment and provides technical service on the equipment it sells. GATX Capital Corporation is a wholly-owned subsidiary of GATX Corporation.

Item 2.  Properties
-------------------

The Company leases all of its office space and owns no materially important physical properties other than those related directly to its investment portfolio. The Company's principal offices are rented under a twelve year lease expiring in 2003.

Item 3.  Legal Proceedings
--------------------------

On July 11, 1996, GATX/Airlog Company ("Airlog"), a California general partnership of which a subsidiary of the Company is a partner, and the Company filed a complaint for Declaratory Judgment against Evergreen International Airlines, Inc., ("Evergreen") in the United States District Court for the Northern District of California (No. C96-2494) seeking a declaration that neither the Company nor Airlog has any liability to Evergreen as a result of the issuance of Airworthiness Directive 96- 01-03 (the "Airworthiness Directive") by the Federal Aviation Administration (the "FAA") in January 1996. The effect of the Airworthiness Directive is to reduce significantly the amount of freight that three of Evergreen's B747 aircraft may carry.

Between 1988 and 1990, these three aircraft, along with a fourth no longer owned by Evergreen, were modified from passenger to freight configuration by subcontractors of Airlog, with Evergreen's knowledge and consent, pursuant to contracts between Airlog and Evergreen or one of its affiliates. These four aircraft are part of a group of ten B747 aircraft (the "Affected Aircraft") that were modified by subcontractors of Airlog under authority of Supplemental Type Certificates issued by the FAA pursuant to a design approved by the FAA at the time the modifications were made, and which are subject to the Airworthiness Directive (the "STCs"). The three Evergreen Affected Aircraft were flown as part of its fleet for more than five years, and the seven other Affected Aircraft were flown by Evergreen and the three other operators for significant periods. The Company guaranteed certain of Airlog's obligations to Evergreen. The Company did not issue guarantees with respect to Airlog's obligations to any of Airlog's other customers for the Affected Aircraft.

Evergreen filed an answer and counterclaim on August 1, 1996, asserting that Airlog and the Company are liable to it under a number of legal theories in connection with the application of the Airworthiness Directive to its three Affected Aircraft. In an initial disclosure statement dated October 29, 1996, and served on Airlog and the Company pursuant to applicable discovery rules, Evergreen alleged damages which it calculated as follows: (i) out-of-service costs amounting to approximately $16.2 million as of October 15, 1996; (ii) denial of access to then currently favorable capital markets, resulting in an alleged inability to issue shares in an initial public offering with a value of as much as $1.8 billion; (iii) lost flight revenues and profits amounting to approximately $25.8 million; (iv) lost business opportunities and profits attributable to Evergreen's diminished 747 fleet capacity (which Evergreen did not quantify, but indicated is subject to further calculation); and maintenance costs in responding to the Airworthiness Directive (and to related airworthiness directives issued by the FAA) of approximately $1.6 million as of March 1996.

The counterclaim also seeks exemplary and punitive damages in an unspecified amount. In its November 7, 1997 Subsequent Case Management Statement, Evergreen claimed that it seeks recovery for out-of-pocket losses, lost revenues, lost profits, lost business opportunities, maintenance work, repair costs and capital losses in an amount that exceeds $145 million.

Airlog and the Company filed a motion seeking partial summary judgment as to four of Evergreen's counterclaims. Airlog and the Company alleged that three counterclaims, each for breach of warranty, are barred by the California Commercial Code's four-year statute of repose, and that a fourth counterclaim, seeking recovery for negligent misrepresentation is barred by the "economic loss doctrine" which prevents contracting parties from attempting to use tort law to avoid liability limitations they agreed to in their contracts. On June 5, 1997, the Court ruled on the Motion For Partial Summary Judgment. The Court granted the motion as to Evergreen's counterclaim that alleged Airlog breached its warranty under the Purchase Agreement pursuant to which Airlog sold one of the converted aircraft to Evergreen, and denied the motion as to Evergreen's counterclaim that Airlog breached its warranty under the Modification Agreements pursuant to which Airlog manufactured and installed freighter conversion kits with respect to two other aircraft owned by Evergreen. The Court ruled that the Purchase Agreement was a contract for the sale of goods and that claims thereunder were barred by the four year statute of repose under the California Commercial Code (the "Code"). The Court ruled that the Modification Agreements were contracts for services not governed by the Code, and that any applicable statute of limitations did not begin to run until Evergreen had, or should have had, knowledge of the alleged breach. The Court also denied the motion with respect to Evergreen's counterclaim in which it alleged that Airlog negligently misrepresented certain facts which purportedly induced Evergreen to enter into the Purchase and Modification Agreements. The Court's ruling bars Evergreen from recovering under its claim for breach of warranty under the Purchase Agreement, and permits Evergreen (subject to reconsideration or appeal) to proceed with its claim for breach of warranty under the Modification Agreements and its claim of negligent misrepresentation. The ruling does not represent a decision that Evergreen is entitled to prevail on those claims. Airlog and the Company have other defenses to those claims which they are vigorously asserting.

On January 31, 1997, American International Airways, Inc. ("AIA") filed a complaint in the United States District Court for the Northern District of California (C97-0378) against Airlog, the Company, Airlog Management Corp., and others asserting that Airlog and the Company are liable to it under a number of legal theories in connection with the application of the Airworthiness Directive to two Affected Aircraft owned by AIA. These aircraft were modified by subcontractors of Airlog in 1992 and 1994 with AIA's knowledge and consent. The Complaint seeks damages (to be trebled under one count of the complaint) of an unspecified amount relating to lost revenues, lost profits, denied access to capital markets, repair costs, disruption of its business plan, lost business opportunities, maintenance and engineering costs, and other additional consequential, direct, incidental and related damages. The Complaint asks in the alternative for a recision of AIA's agreements with Airlog and a return of amounts paid, and for injunctive relief directing that Airlog, and certain individual defendants, properly staff and manage the correction of the alleged deficiencies that caused the FAA to issue the Airworthiness Directive. AIA filed a Joint Case Management Statement and Proposed Order specifying the damages it has allegedly suffered as a result of the application of the Airworthiness Directive to the two Affected Aircraft it owns. In that pleading, AIA alleges that it sustained damages of $43,787,954 through May 31, 1997, and further alleges that it continues to accrue loss of use damages of at least $1,800,000 per month until the aircraft are operational.

On June 4, 1997 Tower Air, Inc. ("Tower") filed an action in the Supreme Court of the State of New York, County of New York (Index No. 97/602851) against the Company, Airlog, an officer of the Company and others with respect to one
Affected Aircraft it leased and subsequently purchased from a trust for the benefit of an affiliate of Airlog in December 1994. This action asserts causes of action in fraud and deceit, negligent misrepresentation, breach of contract, negligence and seeks damages in excess of $25 million together with interest, costs, attorneys' fees and punitive damages.

General Electric Capital Corporation and a subsidiary thereof (collectively, "GECC"), Airlog, GATX Corporation and the Company entered into a Tolling Agreement dated December 17, 1996 and amended in April 1997 and January 1998. The Tolling Agreement relates to certain causes of action under a number of legal theories arising out the modification of three Affected Aircraft from passenger to freighter configuration. These aircraft were modified by subcontractors of Airlog in 1991 with GECC's knowledge and consent. Under the Tolling Agreement, as amended, the parties have agreed that any defenses of expiration of the statute of limitations or statute of repose or laches applicable to the causes of action asserted by GECC are tolled up to and including July 6, 1998.

On February 25, 1998 The Bank of New York ("BNY") filed an action, as beneficial owner of an Affected Aircraft, in the United States District Court for the Northern District of California (No. C98-0385 WHO). This aircraft was originally converted by Airlog for Evergreen. This action seeks declaratory relief and asserts claims for breach of contract, intentional misrepresentation, nondisclosure of known facts, negligence, negligent misrepresentation and unfair competition. The suit alleges damages of a minimum of $262,000 per month in lost rent and storage costs since February 1996, unspecified maintenance and related expenses, diminution in the value of its aircraft by well in excess of $10 million plus the costs of aircraft inspection and modifications to comply with the Airworthiness Directive,"Anticipated to be in the millions of dollars". Claims for interest, injunctive relief, restitution and attorneys' fees are also included.

Airlog and the Company have filed an action in the United States District Court for the Northern District of California against Pemco Aeroplex, Inc. (C97-2484WHO), a contractor for Airlog which obtained the STCs and modified certain of the Affected Aircraft. The Complaint in this action alleges causes of action for fraudulent and negligent misrepresentation, breach of contract, professional negligence, implied and equitable indemnity and contribution. This action seeks a judgment awarding the plaintiffs any and all damages, costs and expenses in connection with the resolution of the concerns of the FAA as expressed in the Airworthiness Directive or relating to it, repairing the Affected Aircraft, defending against the litigation involving the plaintiffs arising from the Affected Aircraft, paying any judgments against plaintiffs that may be entered in said litigation and attorneys' fees incurred by the plaintiffs in connection with defending said litigation.

On December 18, 1997 Airlog filed a claim under the Federal Tort Claims Act against the FAA for negligence in connection with the FAA's participation in the design and manufacture of the Affected Aircraft in the amount of $6,204,065. This amount represents, as at December 18, 1997, the expenses incurred by Airlog in responding to the Airworthiness Directive and legal fees and costs incurred in defending the litigation described above. Airlog reserved its right to increase the amount of its claim in the future. On January 29, 1998 the FAA rejected Airlog's claim. While disappointing, the FAA's rejection of Airlog's claim was a procedural requirement to initiating litigation against the agency. Under the applicable statute Airlog has six months in which to commence such litigation against the FAA.

On February 10, 1998 the FAA issued a letter to Airlog that approves a number of Airlog generated Service Bulletins which, when collectively performed on an Affected Aircraft, permit an operator of such aircraft to achieve revenue service, but at payloads less than the original certified payload.

Consistent with its ongoing product support, Airlog continues to pursue, with the apparent cooperation of each of the four operators of the Affected Aircraft, including Evergreen, Tower, GECC and AIA, solutions to the FAA's remaining concerns raised in the Airworthiness Directive. While the results of any litigation are impossible to predict with certainty, the Company believes that each of the foregoing claims are without merit, and that the Company and Airlog have adequate defenses thereto.

In addition to those matters set forth above, the Company is involved in various matters of litigation (including those matters set forth above) and has unresolved claims pending. While the amounts claimed are substantial and the ultimate liability with respect to such claims cannot be determined at this time, it is the opinion of management that damages, if any, required to be paid by the Company in the discharge of such liability are not likely to be material to the Company's financial position or results of operations.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------
Incorporated herein by reference to the Annual Report,  pages 26-29, included as
Exhibit 13 of this document.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------
The following consolidated financial statements of GATX Capital Corporation, included in the Annual Report(Exhibit 13), are incorporated herein by reference (page references are to the Annual Report):

  Consolidated Statements of Income
    and Reinvested Earnings for years
    ended December 31, 1997, 1996, and 1995            Page 30

  Consolidated Balance Sheets
    As of December 31, 1997 and 1996                   Page 31

  Consolidated Statements of Cash Flows for
    years ended December 31, 1997, 1996, and 1995      Page 32

  Notes to Consolidated Financial Statements           Pages 33 - 43

Item 9.   Changes in and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
Financial Disclosure
--------------------
None.

                                    PART III

Item 10(a).  Directors of the Registrant
----------------------------------------

Name                     Office Held                         Since       Age
----------------------------------------------------------------------------

Ronald H. Zech           Chairman of the Board                1984        54
Joseph C. Lane           President, Chief Executive
                         Officer and Director                 1994        44
David B. Anderson        Director                             1996        56
Alan C. Coe              Executive Vice President
                         and Director                         1994        46
Jesse V. Crews           Executive Vice President,
                         Chief Investment Officer,
                         and Director                         1994        45
David M. Edwards         Director                             1990        46
Kathyrn G. Jackson       Executive Vice President
                         and Director                         1997        42

Item 10(b).  Executive Officers of the Registrant
-------------------------------------------------

Name                     Office Held                         Since        Age
-----------------------------------------------------------------------------

Joseph C. Lane           President, Chief Executive
                         Officer and Director                 1994        44
Alan C. Coe              Executive Vice President
                         and Director                         1994        46
Jesse V. Crews           Executive Vice President,
                         Chief Investment Officer,
                         and Director                         1994        45
Frederick L. Hatton      Executive Vice President             1984        55
Cal C. Harling           Executive Vice President-
                         Technology Group                     1994        49
Kathryn G. Jackson       Executive Vice President,
                         Managing Director-Corporate
                         Finance and Director                 1997        42
Robert J. Sammis         Executive Vice President-
                         Diversified Portfolios               1993        51
Michael C. Cromar        Senior Vice President and Chief
                         Financial Officer                    1994        50
Richard M. Tinnon        Vice President and Treasurer         1996        34
Thomas C. Nord           Vice President, General
                         Counsel, and Secretary               1980        57
Valerie C. Williams      Vice President-Human
                         Resources                            1989        53
Curt F. Glenn            Vice President-Investment
                         and Managed Portfolios               1997        43
A. Douglas Shattuck      Principal Accounting Officer
                         and Corporate Controller             1997        35

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

Mr. Lane was a member of the staff at Yale University and an officer of American Digital Systems. He currently serves as Chairman of the Board of Directors of Centron Corporation and of Sun Financial. He is Vice Chairman of the Equipment Leasing Association, the national association of the leasing and finance industry. He received a Bachelor of Arts degree from Yale University in 1975.

ALAN C. COE, Executive Vice President and Director since 1994. Mr. Coe joined the Company in 1977 as a Financial Analyst and has held a variety of positions both domestically and internationally. Mr. Coe is currently responsible for the activities of GATX Air. Prior to 1977, Mr. Coe served as an officer in the United States Air Force (four years) and as Vice President-Corporate Finance - with Rotan Mosle in Houston, Texas (three years). Mr. Coe received a BA from Southern Methodist University in 1973 and his MBA from Golden Gate University in 1976.

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

FREDERICK L. HATTON, Executive Vice President since 1984. Mr. Hatton joined the Company in 1983 as Senior Vice President and President of GATX Air and is responsible for GATX/Airlog. He is currently a Director of International Air Leasing Co. (IASCO) and a Director of the International Society of Transport Aircraft Trading (ISTAT). Prior to GATX, he served as Vice President Marketing, and Executive Vice President with IASCO, and in a number of managerial capacities for The Flying Tiger Line. He received a BS from Yale University in 1964, MS in aerospace management from the University of Southern California in 1971, and an MBA from the Wharton School in 1972. Mr. Hatton served as a U.S. Marine Corps fighter pilot from 1964 to 1970, including a tour in Vietnam.

CAL C. HARLING, Executive Vice President-GATX Technology Services since 1997. Mr. Harling joined the Company in 1987 as Vice President, Technology Financing. Prior to 1987 Mr. Harling was an independent consultant for two years. Mr. Harling worked for Decimus Corporation, a subsidiary of Bank America Corporation, for ten years starting in 1975. While at Decimus Mr. Harling held various positions including Vice President of Vendor Operating Leasing, Vice President of Portfolio Management, and other management positions in systems development. Mr. Harling received a BS from California State University, Sacramento in 1973.

KATHRYN G. JACKSON, Executive Vice President and Director since 1997. Ms. Jackson has managed the Company's Corporate Finance Group since 1995. She joined the Company in 1981 as Financial Analyst, and transferred to the Chicago regional office in 1982 serving as District Manager, Vice President and Managing Director. From 1987 to 1994, she was employed by D'Accord Financial Services as a Managing Director, member of the Executive Committee and ultimately served as President, Chairman and Chief Executive Officer. Ms. Jackson graduated Phi Beta Kappa from Stanford University and holds an MBA from Northwestern University.

ROBERT J. SAMMIS, Executive Vice President. Mr. Sammis joined the Company in 1975 as Associate Counsel. He has served as a Senior Vice President in charge of Equipment Management and as Managing Director, International and Senior Vice President, Corporate Development. Mr. Sammis is a Fulbright scholar and, in that capacity, taught law at the University of Los Andes, Bogota, Columbia. Prior to joining the Company, he was with Pillsbury, Madison & Sutro as Associate Counsel. Mr. Sammis received a BA from the University of California and a JD from the University of Michigan.

MICHAEL E. CROMAR, Senior Vice President and Chief Financial Officer since October 1994. Prior to joining the Company, Mr. Cromar was Vice President, Treasurer and Chief Financial Officer at The Harper Group, Inc., a San Francisco based international logistics services company from December 1992 to October 1994. From September 1988 through August 1992 he served S.A. Louis-Dreyfus & Cie., principally as Senior Vice President, Finance and Information, for Gearbulk Ltd. an industrial bulk shipping joint venture in Bergen, Norway. From 1982 to 1988 he was corporate controller and a director of information technology for American President Companies, Ltd. From 1975, he held a variety of financial management positions with Natomas Co., an energy resources company. Mr. Cromar began his career with Touche Ross & Co. where he was a Certified Public Accountant. He received a BS degree in Business Administration in 1972 from the University of Utah and was an infantry officer in the U.S. Army, including service in Vietnam.

RICHARD M. TINNON, Vice President and Treasurer since 1996. Mr. Tinnon joined GATX Capital in 1987 as a Senior Financial Analyst. He has also served as an Associate Director of GATX Realty, Director of Financial Planning and Analysis, Assistant Treasurer, and Assistant to the President. Prior to GATX Capital, Mr. Tinnon worked for Touche Ross & Co. Mr. Tinnon received his B.A. from Michigan State University in 1985 and his MBA in 1990 from the University of California, Berkeley.

THOMAS C. NORD, Vice President, General Counsel and Secretary since 1980. Mr. Nord joined the Company as Associate Counsel in 1977 and became Assistant General Counsel in 1978. Prior to 1977, Mr. Nord served as Counsel for Irving Trust Company (three years) and as an Associate in the New York law firm of Seward & Kissel (five years). Mr. Nord received a BA from Northwestern University in 1962 and a JD from the University of North Carolina in 1969.

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

CURT F. GLENN, Vice President-Investment and Managed Portfolios since 1997. Mr. Glenn joined the Company in 1980 as Assistant Tax Manager, was appointed Tax Manager in 1985 and elected Vice President in 1989. He was the Controller and Principal Accounting officer from 1992 until 1997. Prior to joining the Company, Mr. Glenn was a Senior Tax Analyst at GATX Corporation (two years) and a Senior Tax Accountant with Trans Union Corporation (four years). Mr. Glenn received a B.S. in Accounting from DePaul University in 1977. Mr. Glenn is currently Chairman of the Federal Tax Committee of the Equipment Leasing Association.

A. DOUGLAS SHATTUCK, Principal Accounting Officer and Corporate Controller since 1997. Mr. Shattuck joined the Company in 1996 as Assistant Controller, Financial Reporting. Prior to joining GATX Capital, Mr. Shattuck was Assistant Controller of Matson Navigation Company, a San Francisco based container shipping firm, from March 1992 to December 1996. Mr. Shattuck began his career in 1984 with Deloitte & Touche in San Francisco. He received his BS degree in Business Administration in 1984 from Georgetown University.


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

   Consolidated Statements of Income and Reinvested Earnings
      years ended December 31, 1997, 1996 and 1995
   Consolidated Balance Sheets
      As of December 31, 1997 and 1996
   Consolidated Statements of Cash Flows for
      years ended December 31, 1997, 1996 and 1995
   Notes to Consolidated Financial Statements

    2.   Financial statement schedules

All financial statement schedules have been omitted because they are not applicable or because required information is provided in the financial statements, including the notes thereto, which are included in Item 8.

    3.   Exhibits Required by Item 601 of Regulation S-K

    Exhibit Number
    --------------
    3(a)    Restated Certificate of Incorporation of the Company.(6)
    3(b)    By-laws of the Company.(1)
    4(d)    Term Loan Agreement between the Company and a Bank dated
            December 26, 1990.(2)
    10(a)   Office Leases, Four Embarcadero Center, dated October 1, 1990 and June 1, 1991, between the Company and
            Four Embarcadero Center Venture.(2)
    10(b)   Tax Operating Agreement dated January 1, 1983 between GATX
            Corporation and the  Company.(3)
    10(c)   Credit  Agreement among the Company,  the  Subsidiaries listed in
            Schedule II thereto, the Banks listed on the signature pages thereto and Chase  Manhattan  Bank, as agent for the Banks, dated December 14, 1992.(4)
    10(d)   Amendment No.1, dated December 1, 1994, to Credit  Agreement referred to in 10(c).(5)
    10(e)   Credit  Agreement  among the Company,  its two  subsidiaries operating  in Canada,  and the Bank of  Montreal,  dated
            December 14, 1992.(4)
    10(f)   First  Amendment,  dated  June  20,  1993  to  Credit Agreement referred to in  10(e).(5)
    10(g)   Second  Amendment,  dated  June 14,  1994,  to  Credit
            Agreement referred to in 10(e).(5)
    10(h)   Third Amendment, dated December 1, 1994, to Credit  Agreement referred to in 10(e).(5)
    12      Ratio of Earnings to Fixed  Charges (7)
    13      Annual  Report to  Shareholder,  pages 26-44.  (7)
    23      Consent of  Independent  Auditors.(7)
    27      Financial  Data  Schedule.(7)
    99      Listing of Medium Term Notes.(7)

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

Item 14(b).  Reports on Form 8-K
--------------------------------
The Company filed a current report on Form 8-K on October 14, 1997, under Item 5., Other Events.


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GATX CAPITAL CORPORATION
                                            (Registrant)


                                            By /s/ Joseph C. Lane
                                            -----------------------
                                            Joseph C. Lane
                                            President, Chief Executive Officer
                                            and Director



                                            March 30, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By  /s/ Joseph C. Lane                           By  /s/ Michael E. Cromar
--  ------------------                           --  ---------------------
    Joseph C. Lane                               Michael E. Cromar
    President, Chief Executive Officer           Senior Vice President and
    and Director                                 Chief Financial Officer

    Dated: March 30, 1998                        Dated: March 30, 1998


By  /s/ A. Douglas Shattuck                      By  /s/ David M. Edwards
--  -----------------------                      --  --------------------
    A. Douglas Shattuck                          David M. Edwards
    Principal Accounting Officer                 Director
    and Corporate Controller

    Dated: March 30, 1998                        Dated: March 30, 1998


By  /s/ Jesse V. Crews                           By  /s/ Alan C. Coe
--  ------------------                           --  ---------------
    Jesse V. Crews                               Alan C. Coe
    Executive Vice President, Chief              Executive Vice President
    Investment Officer and Director              and Director

    Dated: March 30, 1998                        Dated: March 30, 1998

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

In our opinion, the financial statements listed in the accompanying index to financial statements (Item 14(a)) present fairly, in all material respects, the consolidated financial position of GATX Capital Corporation and subsidiaries at December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





                                               ERNST & YOUNG LLP

San Francisco, California
January 26, 1998