Form 10-Q
period 1998-03-31
GATX CAPITAL CORP
filed 1998-05-14
CIK 357019

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


                  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended                    Commission File Number
        March 31, 1998                                1-8319





                            GATX CAPITAL CORPORATION


      Incorporated in the                 IRS Employer Identification Number
       State of Delaware                               94-1661392

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

As of May 12, 1998, Registrant has outstanding 1,031,250 shares of $1 par value Common Stock.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

GATX CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND REINVESTED EARNINGS
(in thousands)


                                                    Three Months Ended
                                                         March 31,
                                                     1998         1997
                                                 ---------    ---------
                                                        (Unaudited)
REVENUES:

Investment and asset management                   $ 123,462    $ 111,135
Technology equipment sales and service               34,374       39,252
                                               ------------  -----------
                                                    157,836      150,387
                                               ------------  -----------

EXPENSES:

Interest                                             29,869       22,041
Operating leases                                     32,999       27,445
Cost of technology equipment sales and service       27,274       31,963
Selling, general & administrative                    27,716       26,148
Provision for losses on investments                   2,250        2,250
Other                                                   726        1,987
                                               ------------  -----------
                                                    120,834      111,834
                                               ------------  -----------

Income before income taxes                           37,002       38,553

Provision for income taxes                           15,437       15,613
                                               ------------  -----------

NET INCOME                                           21,565       22,940

Reinvested earnings at beginning of period          212,750      185,686
Dividends paid to stockholder                        (6,650)      (5,914)

                                               ------------  -----------
REINVESTED EARNINGS AT END OF PERIOD              $ 227,665    $ 202,712
                                               ============  ===========

GATX CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
                                                  March 31,   December 31,
                                                      1998          1997
                                                  ----------    ----------
                                                  (Unaudited)
ASSETS:
Cash and cash equivalents                        $   86,718    $  61,990
Investments:
   Direct financing leases                          474,147      666,524
   Leveraged leases                                 161,082      170,555
   Operating lease equipment-
        net of depreciation                         501,765      524,523
   Secured loans                                    372,414      180,331
   Investment in joint ventures                     548,084      549,596
   Assets held for sale or lease                     13,178       15,398
   Other investments                                 56,131       52,690
   Investment in future residuals                    19,338       19,693
   Allowance for losses on investments             (123,789)    (121,576)
                                                ------------  -----------
          Total investments                       2,022,350    2,057,734
                                                ------------  -----------

Due from GATX Corporation                            30,225       35,904
Other assets                                        135,003      161,515

                                               ------------   -----------
TOTAL ASSETS                                    $ 2,274,296  $ 2,317,143
                                               ============   ===========

LIABILITIES AND STOCKHOLDER'S EQUITY:
Accrued interest                                $    29,265  $    16,070
Accounts payable and other liabilities              116,701      167,825
Debt financing:
   Commercial paper and bankers' acceptances        115,900      127,832
   Notes payable                                     69,082       74,161
   Obligations under capital leases                  10,239        9,754
   Senior term notes                              1,109,600    1,155,600
                                               ------------  -----------
          Total debt financing                    1,304,821    1,367,347
                                               ------------  -----------
Nonrecourse obligations                             368,567      329,820
Deferred income                                       8,663       13,556
Deferred income taxes                                63,994       55,600

Stockholder's equity:
   Convertible preferred stock, par value $1,       125,000      125,000
      and additional paid-in capital
   Common stock, par value $1, and
     additional paid-in capital                      28,960       28,960
   Reinvested earnings                              227,665      212,750
   Accumulated other comprehensive income:
    Foreign currency translation adjustment          (4,393)      (4,404)
    Unrealized gain on available-for-sale
     securities                                       5,053        4,619
                                               ------------  -----------
     Total accumulated other comprehensive income       660          215
                                               ------------  -----------
             Total stockholder's equity             382,285      366,925
                                               ------------  -----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY     $  2,274,296  $ 2,317,143
                                               ============  ===========

GATX CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
                                                    Three Months Ended
                                                        March 31,
                                                    1998         1997
                                                  ----------  ---------
                                                      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                        $  21,565    $ 22,940
Reconciliation to net cash provided by operating
  activities:
   Provision for losses on investments                2,250       2,250
   Depreciation expense                              23,409      17,528
   Provision for deferred income taxes                8,129       1,529
   Gain on sale of assets                           (25,040)    (25,489)
   Changes in assets and liabilities:
      Other assets                                   25,827     (11,278)
      Due from GATX Corporation                       5,679      19,786
      Accrued interest, accounts payable and        (37,929)    (15,471)
          other liabilities
      Deferred income                                (4,893)        752
   Other - net                                       (2,527)      3,828
                                                ------------ ----------
Net cash flows provided by operating activities      16,470      16,375
                                                ------------ ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Investments in leased equipment, net of
 nonrecourse borrowings for leveraged leases        (71,009)    (51,045)
Loans extended to borrowers                         (28,741)     (2,529)
Other investments                                   (18,588)    (32,326)
                                                ------------ -----------
   Total investments                               (118,338)    (85,900)
                                                ------------ -----------
Lease rents received, net of earned income and
        leveraged lease nonrecourse debt service     36,477      31,483
Loan principal received                              10,275      33,246
Proceeds from sale of assets                        100,384      88,731
Joint venture investment recovery, net of earned
  income                                              9,889       1,750
                                               ------------ -----------
   Recovery of investments                          157,025     155,210
                                               ------------ -----------
Net cash flows provided by investing activities      38,687      69,310
                                               ------------ -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Net (decrease) increase in short-term borrowings    (17,011)     17,015
Proceeds from nonrecourse obligations                68,279      39,658
Repayment of long-term debt                         (46,000)   (100,000)
Repayment of nonrecourse obligations                (29,532)    (25,742)
Dividends paid to stockholder                        (6,650)     (5,914)
Other financing activities                              485        (806)
                                                ------------ -----------
Net cash flows used in financing activities         (30,429)    (75,789)
                                                ------------ -----------

Net increase in cash and cash equivalents            24,728       9,896
Cash and cash equivalents at beginning of period     61,990      18,482
                                                ------------  -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 86,718    $ 28,378
                                                ============  ===========

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements, continued

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1998 AND 1997


1. The consolidated balance sheet of GATX Capital Corporation and its subsidiaries ("the Company") at December 31, 1997 was derived from the audited financial statements at that date. All other consolidated financial statements are unaudited and include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations and financial position for and as of the end of the indicated periods. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be achieved for the entire year.

2. Certain prior year amounts have been reclassified to conform to current presentation.

3. The Company is engaged in various matters of litigation and has unresolved claims pending. In one matter, the Company, through an affiliate, is the subject of both litigation and unasserted claims related to the conversion of certain aircraft from passenger to freighter configuration. While the amounts claimed in this matter and other matters are substantial and the ultimate liability with respect to such claims cannot be determined at this time, it is the opinion of management that damages, if any, required to be paid by the Company in the discharge of such liability are not likely to be material to the Company's financial position or results of operations.


4. As of January 1, 1998, the Company adopted Statement 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholder's equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholder's equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

     During   the  first   quarter  of  1998  and  1997,   respectively,   total
     comprehensive income amounted to $22,010,000 and $18,710,000.

Item 2.   Management's Discussion and Analysis

RESULTS OF OPERATIONS

Net income earned during the three months ended March 31, 1998 was $21.6 million, approaching GATX Capital's record first quarter 1997 results of $22.9 million. Asset remarketing income was a significant contributor to both quarters' strong results, but was approximately $6.0 million (16%) lower in the first quarter of 1998. An increase in income from investments (other than gains on sales) partially offset the decrease in asset remarketing income during the quarter.

Overview
---------
The Company engages in two main activities: (1) it is actively involved in asset-based investment and generates income by financing equipment (through lease, loan and joint venture investments); by remarketing assets; by managing the equipment related investment portfolios of others; and by brokering or arranging asset financing transactions, all of which are intertwined and (2) it provides a wide range of technology services enabling its customers to acquire, construct and finance information networks. Sales and service revenue related to the Company's technology solutions business is included in the technology equipment sales and service revenue line. Revenue earned from financing alternatives related to technology solutions is included in the investment and asset management revenue line.

Revenues
--------
Investment and asset management revenue increased $12.3 million during the three-month period ended March 31, 1998, compared to the same period in 1997. Revenue generated from higher average investment balances during 1998 was the most significant contributor to this increase. Average investments during the quarter were almost 25% higher than during the same period in 1997. The increase in revenue from investments (other than from gains on sales) was partially offset by a decrease in asset remarketing income. As mentioned above, asset remarketing income was $6.0 million (16%) lower during the three months ended March 31, 1998 than during the same period in 1997.

Although asset remarketing income, which includes gains on sales of Company owned assets and fee income generated from providing remarketing services to third parties, has historically been a significant contributor to income, asset remarketing opportunities are realized at lease end or in response to specific market conditions and the income they generate can fluctuate significantly depending on market conditions.

Technology equipment sales and service revenue was $4.9 million lower during the quarter than during the first quarter of 1997, primarily due to market conditions for certain products. The information technology business, particularly the market for communications network technology, is experiencing and will continue to experience a rapid pace of change which will have a significant effect on the demand for products. 1998's first quarter was primarily affected by the demand for IBM legacy network protocol equipment. While the Company's strategy includes adding products for a broader range of network protocols, much of its historical sales base was in these IBM related products. This decrease in revenue is almost entirely offset by a corresponding decrease in the cost of technology equipment sales and services.

Expenses
--------
Higher average borrowings (to fund new investments) resulted in interest expense being higher than last year. Continued growth in the Company's operating lease portfolio resulted in an increase in operating lease expense, which includes depreciation expense and rent expense related to off-balance sheet financing.

The allowance for losses increased $2.2 million during the first three months of 1998 primarily as a result of a $2.3 million provision for losses. There were no significant recoveries or write-downs during the period. At March 31, 1998, the allowance for losses is 6.2% of investments, including off-balance sheet assets and after deducting nonleveraged lease nonrecourse debt.

LIQUIDITY AND CAPITAL RESOURCES

The Company generates cash from operations and from portfolio proceeds and has certain facilities for borrowing. In addition, certain lease transactions are financed by obtaining nonrecourse loans equal to the present value of some or all of the rental streams. During the three months ended March 31, 1998, the Company used cash generated from operations and from portfolio proceeds to repay $46.0 million of senior term notes and invest in $118.3 million of new investments.

At March 31, 1998 the Company had borrowing capacity consisting of $182.0 million remaining under its Series E shelf registration, $154.1 million of unused capacity under its commercial paper and bankers' acceptances credit agreements, and $31.0 million remaining under stand-alone bank facilities maintained by two of the Company's subsidiaries.

During the quarter the Company placed the proceeds from certain asset sales (approximately $55.1 million) in trust with qualified intermediaries pending the identification and acquisition of qualified replacement assets in order to affect like-kind exchanges for federal income tax purposes. Also during the quarter, the Company withdrew approximately $33.8 million of proceeds from 1997 sales previously deposited with a qualified intermediary because qualified replacement assets were not identified. At March 31, 1998 approximately $57.9 million is held in trust and is classified as cash and cash equivalents in the accompanying balance sheet.

During the quarter the Company financed the sale of approximately $173.3 million of direct financing leases resulting in a recharacterization of the Company's investment as secured loans. The loans are due in 1998. No gain or loss will be recognized on the sale until the loans are repaid.

The Company's capital structure includes both fixed and floating rate debt. The Company ensures a stable margin over its cost of funds by approximately matching its fixed and floating rate investments to its fixed and floating rate borrowings.

At March 31, 1998, the Company had approved unfunded transactions totaling approximately $253.7 million, including approximately $146.1 million expected to fund during the remainder of 1998. Once approved for funding, a transaction may not be completed for various reasons, or the investment may be shared with partners or sold.

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

PART II.  OTHER INFORMATION
Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits:

     27. Financial Data Schedule

(b) The Company filed no reports on Form 8-K during the three months ended March 31, 1998.



Signatures
----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  GATX CAPITAL CORPORATION


                                  /s/ Michael E. Cromar
                                  ---------------------
                                  Michael E. Cromar
                                  Senior Vice President and
                                  Chief Financial Officer



                                  /s/ A. Douglas Shattuck
                                  -----------------------
                                  A. Douglas Shattuck
                                  Principal Accounting Officer and
                                  Corporate Controller









May 14, 1998