Form 10-Q
period 1998-06-30
GATX CAPITAL CORP
filed 1998-08-14
CIK 357019

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


                  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended                    Commission File Number
        June 30, 1998                                1-8319





                            GATX CAPITAL CORPORATION


      Incorporated in the                 IRS Employer Identification Number
       State of Delaware                               94-1661392

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

As of August 11, 1998, Registrant has outstanding 1,031,250 shares of $1 par value Common Stock.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements

GATX CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND REINVESTED EARNINGS
(in thousands)

                                       Three Months Ended    Six Months Ended
                                             June 30,             June 30,
                                          1998      1997      1998      1997
                                        -------   -------   --------  ---------
                                            (Unaudited)          (Unaudited)
REVENUES:

Investment and asset management      $  112,821  $ 94,508   $236,283   $205,643
Technology equipment sales and service   39,707    54,551     74,081     93,803
                                       --------   -------   --------  ---------
                                        152,528   149,059    310,364    299,446
                                       --------   -------   --------  ---------
EXPENSES:

Interest                                 29,738    22,444     59,607     44,485
Operating leases                         33,641    28,522     66,640     55,967
Cost of technology equipment
  sales & service                        31,310    44,571     58,584     76,534
Selling, general & administrative        29,829    26,532     57,545     52,680
Provision for losses on investments       2,250     3,775      4,500      6,025
Other                                       762     1,307      1,488      3,294
                                       --------  --------   --------  ---------
                                        127,530   127,151    248,364    238,985
                                       --------  --------   --------  ---------

Income before income taxes               24,998    21,908     62,000     60,461

Provision for income taxes               11,434     8,873     26,871     24,487
                                       --------  --------   --------  ---------

NET INCOME                               13,564    13,035     35,129     35,974

Reinvested earnings at
  beginning of period                   227,665   202,712    212,750    185,686
Dividends paid to stockholder            (6,650)   (6,196)   (13,300)   (12,109)
                                       --------  --------   --------  ---------

REINVESTED EARNINGS AT END OF PERIOD  $ 234,579 $ 209,551  $ 234,579  $ 209,551
                                      ========= ========= ==========  =========

GATX CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                     June 30,     December 31,
                                                       1998          1997
                                                   -----------    -----------
                                                   (Unaudited)
ASSETS:

Cash and cash equivalents                         $   112,255    $    61,990
Investments:
   Direct financing leases                            471,572        666,524
   Leveraged leases                                   142,248        170,555
   Operating lease equipment-
        net of depreciation                           517,113        524,523
   Secured loans                                      392,659        180,331
   Investment in joint ventures                       587,370        549,596
   Assets held for sale or lease                       13,094         15,398
   Other investments                                   62,736         52,690
   Investment in future residuals                      19,565         19,693
   Allowance for losses on investments               (126,317)      (121,576)
                                                   -----------   ------------
          Total investments                         2,080,040      2,057,734
                                                   -----------   ------------

Due from GATX Corporation                              29,535         35,904
Other assets                                          140,407        161,515
                                                   -----------   -----------
TOTAL ASSETS                                      $ 2,362,237    $ 2,317,143
                                                   ===========   ============

LIABILITIES AND STOCKHOLDER'S EQUITY:

Accrued interest                                  $    14,015    $    16,070
Accounts payable and other liabilities                126,016        167,825
Debt financing:
   Commercial paper and bankers' acceptances          205,800        127,832
   Notes Payable                                      103,740         74,161
   Obligations under capital leases                     8,660          9,754
   Senior term notes                                1,061,600      1,155,600
                                                  ------------    ----------
          Total debt financing                      1,379,800      1,367,347
                                                  ------------    ----------

Nonrecourse obligations                               377,401        329,820
Deferred income                                         9,593         13,556
Deferred income taxes                                  67,767         55,600

Stockholder's equity:
   Convertible preferred stock, par value $1,         125,000        125,000
       and additional paid-in capital
   Common stock, par value $1, and
       and additional paid-in capital                  28,960         28,960
   Reinvested earnings                                234,579        212,750
   Accumulated other comprehensive income:
    Foreign currency translation adjustment            (4,938)        (4,404)
    Unrealized gain on available-for-sale securities    4,044          4,619
                                                 -------------    ----------
     Total accumulated other comprehensive income        (894)           215
                                                 -------------    ----------
             Total stockholder's equity               387,645        366,925
                                                 -------------    ----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY        $ 2,362,237    $ 2,317,143
                                                 =============   ===========

GATX CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
                                                            Six Months Ended
                                                                June 30,
                                                           1998           1997
                                                        ----------    ---------
                                                              (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                               $ 35,129     $ 35,974
Reconciliation to net cash provided by operating activities:
   Provision for losses on investments                      4,500        6,025
   Depreciation expense                                    47,322       36,382
   Provision for deferred income taxes                     14,258        2,402
   Gain on sale of assets                                 (26,671)     (40,908)
   Changes in assets and liabilities:
      Other Assets                                         19,747      (18,017)
      Due from GATX Corporation                             6,369       22,466
      Accrued interest, accounts payable
       and other liabilities                              (43,864)      (5,124)
      Deferred income                                      (3,963)         149
   Other - net                                            (18,306)         323
                                                        ----------     --------
Net cash flows provided by operating activities            34,521       39,672
                                                        ----------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:

Investments in leased equipment, net of
       nonrecourse borrowings for leveraged leases       (135,978)    (156,225)
Loans extended to borrowers                              (105,978)     (14,864)
Other investments                                         (66,948)     (94,835)
                                                        ----------    ---------
   Total investments                                     (308,904)    (265,924)
                                                        ----------    ---------
Lease rents received, net of earned income and
        leveraged lease nonrecourse debt service           88,471       60,143
Loan principal received                                    69,746       34,472
Proceeds from sale of assets                              111,053      129,075
Joint venture investment recovery, net of earned income     8,644       18,479
                                                       -----------    ---------
   Recovery of investments                                277,914      242,169
                                                       -----------    ---------
Net cash flows used in investing activities               (30,990)     (23,755)
                                                       -----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase in short-term borrowings                     107,547       97,619
Proceeds from nonrecourse obligations                     109,843       83,725
Repayment of long-term debt                               (94,000)    (130,000)
Repayment of nonrecourse obligations                      (62,262)     (52,869)
Dividends paid to stockholder                             (13,300)     (12,109)
Other financing activities                                 (1,094)      (2,248)
                                                       -----------    ---------
Net cash flows provided by (used in) financing activities  46,734      (15,882)
                                                       -----------    ---------
Net increase in cash and cash equivalents                  50,265           35
Cash and cash equivalents at beginning of period           61,990       18,482
                                                       -----------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 112,255    $  18,517
                                                        ==========   ==========

PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements, continued

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1998 AND 1997


1. The consolidated balance sheet of GATX Capital Corporation and its subsidiaries ("the Company") at December 31, 1997 was derived from the audited financial statements at that date. All other consolidated financial statements are unaudited and include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations and financial position for and as of the end of the indicated periods. Operating results for the six-month period ended June 30, 1998 are not necessarily indicative of the results that may be achieved for the entire year.

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

     During the six months ended June 30, 1998 and June 30, 1997, respectively, total comprehensive income amounted to $34.0 million and $33.7 million.

5. In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Company has not yet determined what effect the adoption of SFAS No. 133 will have on its financial position and results of operations.

Item 2.   Management's Discussion and Analysis

RESULTS OF OPERATIONS

Net income earned during the three months ended June 30, 1998 was $13.6 million compared to $13.0 million in the second quarter of 1997 and $35.1 million during the six months then ended compared to $36.0 million during the same period in 1997. Income from investments was greater during 1998 as a result of larger investment balances during the first half of 1998 compared to the first half of 1997. This increase in investment income was partially offset by a decrease in income from the Company's technology equipment sales and service activities.

Overview
--------
The Company engages in two main activities: (1) it is actively involved in asset-based investment and generates income by financing equipment (through lease, loan and joint venture investments); by remarketing assets; by managing the equipment related investment portfolios of others; and by brokering or arranging asset financing transactions, all of which are intertwined and (2) it provides a wide range of technology services enabling its customers to acquire, construct and finance information networks. Sales and service revenue related to the Company's technology solutions business is included in technology equipment sales and service revenue. Revenue earned from financing related to technology solutions is included in the investment and asset management revenue line.

Revenues
--------
Investment and asset management revenue increased $18.3 million and $30.6 million during the three and six-month periods ended June 30, 1998, respectively, compared to the same periods in 1997. Revenue generated from higher average investment balances during 1998 was the most significant contributor to these increases. Total average investments were approximately $405.6 million (23%) greater during the six months ended June 30, 1998 than during the same period in 1997.

Asset remarketing income includes gains on sales of Company owned assets and fee income (including residual shares) generated from providing remarketing services to third parties, including the equipment related investment portfolios managed by the Company. Asset remarketing income was a significant contributor to income in both the first half of 1998 ($49.1 million) and the first half of 1997 ($52.4 million). Although it has historically been a significant contributor to income, income from asset remarketing opportunities, which are realized at lease end or in response to specific market conditions, can fluctuate significantly depending on market conditions.

The increase in revenue from investments was partially offset by a decrease in technology equipment sales and service revenue. Technology equipment sales and service revenue was $14.8 million lower during the quarter than during the second quarter of 1997 and $19.7 million lower during the first half of 1998 than during the first half of 1997. The information technology business, particularly the market for communications network technology, is experiencing and will continue to experience a rapid pace of change which will have a significant effect on the demand for products. During 1998 the Company's technology equipment sales and service activities have been adversely affected by the demand for IBM legacy network protocol equipment. While the Company's strategy includes adding products for a broader range of network protocols, much of its historical sales base was in these IBM related products. This decrease in revenue is largely offset by a corresponding decrease in cost of sales and the Company is managing to improve gross margins. Consistent with its strategy, beginning with the second quarter of 1998 the Company broadened its product line by becoming a value added reseller for the products of Cisco Systems, Inc., the world's leading supplier of internet related communications technology equipment.

Expenses
--------
Higher average borrowings (to fund new investments) resulted in interest expense being higher than last year. Continued growth in the Company's operating lease portfolio resulted in an increase in operating lease expense, which includes depreciation expense and rent expense related to off-balance sheet financing.

Selling, general and administrative expenses were higher during 1998 due primarily to higher human resource and other administrative expenses associated with 1) increased investment and asset management business activity and 2) costs incurred to support a technology equipment sales and service infrastructure that was larger during 1998 than during 1997. During the second quarter the Company began to more closely align the size and nature of the technology equipment sales and service infrastructure with current market conditions by reducing costs, a process which will be completed during the remainder of 1998.

The allowance for losses increased during the second quarter as there were no significant recoveries or write-downs during the period. At June 30, 1998, the allowance for losses is 6.1% of investments, including off-balance sheet assets and after deducting nonrecourse debt.

LIQUIDITY AND CAPITAL RESOURCES

The Company generates cash from operations and from portfolio proceeds and has certain facilities for borrowing. In addition, certain lease transactions are financed by obtaining nonrecourse loans equal to the present value of some or all of the rental streams.

At June 30, 1998 the Company had borrowing capacity consisting of $182.0 million remaining under its Series E shelf registration and $64.2 million of unused capacity under its commercial paper and bankers' acceptances credit agreements. Two of the Company's subsidiaries also maintain various stand-alone bank facilities.

During the first quarter of 1998 the Company placed the proceeds from certain asset sales (approximately $55.1 million) in trust with qualified intermediaries pending the identification and acquisition of qualified replacement assets in order to effect like-kind exchanges for federal income tax purposes. At June 30, 1998 approximately $58.6 million is held in trust and is classified as cash and cash equivalents in the accompanying balance sheet.

The Company's capital structure includes both fixed and floating rate debt. The Company ensures a stable margin over its cost of funds by approximately matching its fixed and floating rate investments to its fixed and floating rate borrowings.

At June 30, 1998, the Company had approved unfunded transactions totaling approximately $320.0 million, including approximately $160.5 million expected to fund during the remainder of 1998. Once approved for funding, a transaction may not be completed for various reasons, or the investment may be shared with partners or sold.

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

PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings


The Company has previously reported various lawsuits filed by and against it and GATX/Airlog Company ("Airlog"), a general partnership of which a Company subsidiary is a partner, concerning the conversion by Airlog of ten 747 aircraft from passenger to freighter configuration (the "Affected Aircraft"). The litigation arises from the January 1996 issuance by the Federal Aviation Administration (the "FAA") of Airworthiness Directive 96-01-03 (the "Airworthiness Directive") which had the effect of significantly reducing the amount of freight the Affected Aircraft were permitted to carry. As a result of this reduction, the Affected Aircraft became uneconomic to operate.

On June 15, 1998, General Electric Capital and PALC II, Inc. (collectively "GECC") filed a complaint in the United States District Court for the Northern District of California (C98-2387) against Airlog, the Company, and others with respect to three of the ten Affected Aircraft. These aircraft were modified by subcontractors of Airlog in 1991 and 1992 with GECC's knowledge and consent. In the action GECC asserts that the defendants are liable to it under a number of legal theories in connection with the application of the Airworthiness Directive to the three aircraft owned by GECC. The complaint seeks unspecified damages (to be trebled under one count of the complaint), loss of rental income, cost of repair and loss of value of the aircraft, repair of the aircraft, punitive damages and costs of suit (including attorneys' fees).

On July 24, 1998 Airlog filed an action in United States District Court for the Western District of Washington against the United States of America (C98-1029). This action is to recover losses suffered by Airlog as a result of the alleged negligence of the FAA in the development and approval of the design to convert the Affected Aircraft from passenger to freighter configuration. The complaint seeks damages in excess of $8.3 million representing the expenses incurred by Airlog in responding to the Airworthiness Directive and legal fees and costs incurred by Airlog in defending the litigation described above.

Consistent with its ongoing product support, Airlog has developed a partial weight restoration solution that allows operators to utilize the Affected Aircraft subject only to limited constraints proscribed by the FAA. Airlog continues to pursue, with the apparent cooperation of each of the four operators of the Affected Aircraft, including Evergreen, Tower, GECC and AIA, solutions to the FAA's remaining concerns raised in the Airworthiness Directive. While the results of any litigation are impossible to predict with certainty, the Company believes that each of the foregoing claims is without merit, and that the Company and Airlog have adequate defenses thereto.

PART II.  OTHER INFORMATION
Item 6.   Exhibits and Reports on Form 8-K

(a)     Exhibits:

        27.   Financial Data Schedule

(b) The Company filed no reports on Form 8-K during the six months ended June 30, 1998.


Signatures
----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               GATX CAPITAL CORPORATION



                               /s/ Michael E. Cromar
                               ---------------------
                               Michael E. Cromar
                               Senior Vice President and Chief Financial Officer Chief Accounting Officer





August 14, 1998