Form 10-Q/A
period 1998-06-30
GATX CAPITAL CORP
filed 1998-08-24
CIK 357019

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q/A


          AMENDMENT NO.1 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR
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

PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings, as amended


The 4th paragraph of the Legal Proceedings section of the GATX Capital 10-Q filed on August 14, 1998, should be deleted and replaced by the following paragraph:

Consistent with its ongoing product support, Airlog has developed a partial weight restoration solution that allows operators to utilize the Affected Aircraft subject only to limited constraints prescribed by the FAA. Airlog continues to pursue, with the apparent cooperation of each of the four operators of the Affected Aircraft, including Evergreen, Tower, GECC and AIA, solutions to the FAA's remaining concerns raised in the Airworthiness Directive. While the results of any litigation are impossible to predict with certainty, the Company believes that each of the foregoing claims is without merit, and that the Company and Airlog have adequate defenses thereto.

Signature
---------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               GATX CAPITAL CORPORATION



                               /s/ Michael E. Cromar
                               ---------------------
                               Michael E. Cromar
                               Senior Vice President and Chief Financial Officer Chief Accounting Officer






August 24, 1998