Form 10-Q
period 1998-09-30
GATX CAPITAL CORP
filed 1998-11-16
CIK 357019

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


                  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended                    Commission File Number
      September 30, 1998                              1-8319





                            GATX CAPITAL CORPORATION


      Incorporated in the                 IRS Employer Identification Number
       State of Delaware                               94-1661392

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

As of November 12, 1998, Registrant has outstanding 1,031,250 shares of $1 par value Common Stock.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PART I.  FINANCIAL INFORMATION
Item 1.   Financial Statements

GATX CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND REINVESTED EARNINGS
(in thousands)

                                       Three Months Ended    Nine Months Ended
                                          September 30,        September 30,
                                          1998      1997      1998      1997
                                        -------   -------   --------  ---------
                                            (Unaudited)          (Unaudited)
REVENUES:

Investment and asset management      $  116,053  $107,350   $352,336   $312,993
Technology equipment sales and service   49,006    43,885    123,087    137,688
                                       --------   -------   --------  ---------
                                        165,059   151,235    475,423    450,681
                                       --------   -------   --------  ---------
EXPENSES:

Interest                                 28,063    23,335     87,670     67,820
Operating leases                         34,763    29,790    101,403     85,757
Cost of technology equipment
  sales & service                        37,711    37,200     96,295    113,734
Selling, general & administrative        30,073    33,554     87,618     86,234
Provision for losses on investments       3,275     3,506      7,775      9,531
Other                                       942     4,074      2,430      7,368
                                       --------  --------   --------  ---------
                                        134,827   131,459    383,191    370,444
                                       --------  --------   --------  ---------

Income before income taxes               30,232    19,776     92,232     80,237

Provision for income taxes               12,490     8,013     39,361     32,500
                                       --------  --------   --------  ---------

NET INCOME                               17,742    11,763     52,871     47,737

Reinvested earnings at
  beginning of period                   234,579   209,551    212,750    185,686
Dividends paid to stockholder            (9,958)   (7,929)   (23,258)   (20,038)
                                       --------  --------   --------  ---------

REINVESTED EARNINGS AT END OF PERIOD  $ 242,363 $ 213,385  $ 242,363  $ 213,385
                                      ========= ========= ==========  =========

GATX CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                  September 30,    December 31,
                                                       1998          1997
                                                   -----------    -----------
                                                   (Unaudited)
ASSETS:

Cash and cash equivalents                         $    42,512    $    61,990
Investments:
   Direct financing leases                            515,587        666,524
   Leveraged leases                                   114,547        170,555
   Operating lease equipment-
        net of depreciation                           496,664        524,523
   Secured loans                                      257,098        180,331
   Investment in joint ventures                       566,754        549,596
   Assets held for sale or lease                       21,304         15,398
   Other investments                                   73,833         52,690
   Investment in future residuals                      19,329         19,693
   Allowance for losses on investments               (122,880)      (121,576)
                                                   -----------   ------------
          Total investments                         1,942,236      2,057,734
                                                   -----------   ------------

Due from GATX Corporation                              20,307         35,904
Other assets                                          146,056        161,515
                                                   -----------   -----------
TOTAL ASSETS                                      $ 2,151,111    $ 2,317,143
                                                   ===========   ============

LIABILITIES AND STOCKHOLDER'S EQUITY:

Accrued interest                                  $    27,089    $    16,070
Accounts payable and other liabilities                142,897        167,825
Debt financing:
   Commercial paper and bankers' acceptances           14,500        127,832
   Notes Payable                                       46,620         74,161
   Obligations under capital leases                     8,633          9,754
   Senior term notes                                1,061,600      1,155,600
                                                  ------------    ----------
          Total debt financing                      1,131,353      1,367,347
                                                  ------------    ----------

Nonrecourse obligations                               369,950        329,820
Deferred income                                        10,479         13,556
Deferred income taxes                                  74,340         55,600

Stockholder's equity:
   Convertible preferred stock, par value $1,         125,000        125,000
       and additional paid-in capital
   Common stock, par value $1, and
       additional paid-in capital                      28,960         28,960
   Reinvested earnings                                242,363        212,750
   Accumulated other comprehensive income:
    Foreign currency translation adjustment            (5,510)        (4,404)
    Unrealized gain on available-for-sale securities    4,190          4,619
                                                 -------------    ----------
     Total accumulated other comprehensive income      (1,320)           215
                                                 -------------    ----------
             Total stockholder's equity               395,003        366,925
                                                 -------------    ----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY        $ 2,151,111    $ 2,317,143
                                                 =============   ===========

GATX CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
                                                            Nine Months Ended
                                                               September 30,
                                                           1998           1997
                                                        ----------    ---------
                                                              (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                               $ 52,871     $ 47,737
Reconciliation of net income to net cash flows
provided by operating activities:
   Provision for losses on investments                      7,775        9,531
   Depreciation expense                                    72,306       56,448
   Provision for deferred income taxes (benefits)          20,976       (3,443)
   Gain on sale of assets                                 (53,337)     (63,792)
   Changes in assets and liabilities:
      Other assets                                         13,422      (15,656)
      Due from GATX Corporation                            15,597       29,771
      Accrued interest, accounts payable
       and other liabilities                              (13,909)       8,068
      Deferred income                                      (3,077)         756
   Other - net                                            (20,733)      (3,055)
                                                        ----------     --------
Net cash flows provided by operating activities            91,891       66,365
                                                        ----------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:

Investments in leased equipment, net of
       nonrecourse borrowings for leveraged leases       (256,756)    (438,825)
Loans extended to borrowers                              (134,782)     (28,628)
Other investments                                         (94,662)    (110,536)
                                                        ----------    ---------
   Total investments                                     (486,200)    (577,989)
                                                        ----------    ---------
Lease rents received, net of earned income and
        leveraged lease nonrecourse debt service          119,517       82,293
Loan principal received                                   283,623       51,424
Proceeds from sale of assets                              144,407      201,931
Joint venture investment recovery, net of earned income    46,406       30,531
                                                       -----------    ---------
   Recovery of investments                                593,953      366,179
                                                       -----------    ---------
Net cash flows provided by (used in)
investing activities                                      107,753     (211,810)
                                                       -----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from nonrecourse obligations                     152,651      130,095
Repayment of senior term notes                            (94,000)    (130,000)
Repayment of nonrecourse obligations                     (112,521)     (81,304)
Net (decrease) increase in short-term borrowings         (140,873)     285,617
Dividends paid to stockholder                             (23,258)     (20,038)
Other financing activities                                 (1,121)      (2,273)
                                                       -----------    ---------
Net cash flows (used in) provided by financing activities(219,122)     182,097
                                                       -----------    ---------
Net (decrease) increase in cash and cash equivalents      (19,478)       36,652
Cash and cash equivalents at beginning of period           61,990       18,482
                                                       -----------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $  42,512    $  55,134
                                                        ==========   ==========

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements, continued

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998 AND 1997


1. The consolidated balance sheet of GATX Capital Corporation and its subsidiaries ("the Company") at December 31, 1997 was derived from the audited financial statements at that date. All other consolidated financial statements are unaudited and include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations and financial position for and as of the end of the indicated periods. Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be achieved for the entire year.

2. Certain prior year amounts have been reclassified to conform to current presentation.

3. The Company is engaged in various matters of litigation and has unresolved claims pending. In one matter, the Company, through an affiliate, is the subject of both litigation and unasserted claims related to the conversion of certain aircraft from passenger to freighter configuration. While the amounts claimed in this matter and other matters are substantial, the ultimate liability with respect to such claims cannot be determined at this time. It is the opinion of management that damages, if any, required to be paid by the Company in the discharge of such matters are not likely to be material to the Company's financial position or results of operations.

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

     During the nine months ended September 30, 1998 and September 30, 1997, respectively, total comprehensive income amounted to $51.3 million and $46.2 million.

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

Item 2.   Management's Discussion and Analysis

RESULTS OF OPERATIONS

Net income during the nine months ended September 30, 1998 was $52.9 million compared to $47.7 million during the same period in 1997. Income from investments was greater during 1998, mainly due to larger average investment balances. This increase in investment income was partially offset by a decrease in income from the Company's technology equipment sales and service activities.

Net income earned during the three months ended September 30, 1998 was $17.7 million compared to $11.8 million in the third quarter of 1997. This increase in income is primarily due to one-time expenses incurred by the Company in connection with two significant events in the third quarter of 1997: the acquisition of the 20% of Sun Financial Group, Inc. not already owned by the Company and the purchase of a portfolio of leased assets owned by Pitney Bowes Credit Corporation. Increases in revenue related to the remarketing of assets and in gross margins on technology equipment sales and services also contributed to this increase.

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

Revenues
--------
Investment and asset management revenue increased $8.7 million and $39.3 million during the three and nine-month periods ended September 30, 1998, respectively, compared to the same periods in 1997. Revenue generated from higher average investment balances during 1998 was the most significant contributor to these increases. Total average investments were approximately $236.7 million (13%) greater during the nine months ended September 30, 1998 than during the same period in 1997.

Asset remarketing income, a component of investment and asset management revenue, includes gains on sales of Company owned assets and fee income (including residual shares) generated from providing remarketing services to third parties, including the equipment related investment portfolios managed by the Company. Asset remarketing income was a significant contributor to income in both the first nine months of 1998 ($76.1 million) and the first nine months of 1997 ($76.8 million). Although it has historically been a significant contributor to income, income from asset remarketing opportunities, which are realized at lease end or in response to specific market conditions, can fluctuate significantly depending on market conditions.

Technology equipment sales and service revenue was $5.1 million higher during the quarter than during the third quarter of 1997 and $14.6 million lower during the first nine months of 1998 than during the first nine months of 1997. Although revenues were lower during the first three quarters of 1998, gross margins improved since the decrease in revenues was more than offset by a decrease in cost of technology equipment sales and service. The information technology business, particularly the market for communications network technology, is experiencing and will continue to experience a rapid pace of change which may have a significant effect on the demand for products and the gross margins earned on sales of products. During 1998 the Company's technology equipment sales and service activities have been adversely affected by the decline in demand for IBM legacy network protocol equipment. While the Company's strategy includes adding products for a broader range of network protocols, much of its historical sales base was in these IBM related products. Consistent with its strategy, beginning with the second quarter of 1998, the Company broadened its product line by becoming a value added reseller for the products of Cisco Systems, Inc., the world's leading supplier of internet related communications technology equipment. Sales of Cisco products did not have a significant impact on gross margins during the quarter.

Expenses
--------
Higher average borrowings (to fund new investments) resulted in interest expense being higher than last year. Continued growth in the Company's operating lease portfolio resulted in an increase in operating lease expense, which includes depreciation expense and rent expense related to off-balance sheet financing.

Selling, general and administrative expenses were lower during the third quarter of 1998 than during the third quarter of 1997 primarily due to one-time expenses incurred during the third quarter of 1997 related to the acquisition of the 20% of Sun Financial Group, Inc. not already owned by the Company and the purchase of a portfolio of leased assets owned by Pitney Bowes Credit Corporation. Selling, general and administrative expenses were higher during the first nine months of 1998 due primarily to higher human resource and other administrative expenses associated with 1) increased investment and asset management business activity and 2) costs incurred to support a technology equipment sales and service infrastructure that was larger during 1998 than during 1997. During the third quarter the Company continued its effort to more closely align the size and nature of the technology equipment sales and service infrastructure with current market conditions by reducing costs.

The allowance for losses increased $1.3 million during the first nine months of 1998 as a result of a $7.8 million provision for losses, write-offs of $7.2 million and $0.7 million of recoveries of previously written off investments. At September 30, 1998, the allowance for losses is 6.3% of investments, including off-balance sheet assets and after deducting nonrecourse debt.

LIQUIDITY AND CAPITAL RESOURCES

The Company generates cash from operations and from portfolio proceeds and has certain facilities for borrowing. In addition, certain lease transactions are financed by obtaining nonrecourse loans equal to the present value of some or all of the rental streams.

At September 30, 1998 the Company had borrowing capacity consisting of $182.0 million remaining under its Series E shelf registration and $285.5 million of unused capacity under its commercial paper and bankers' acceptances credit agreements. Two of the Company's subsidiaries also maintain various stand-alone bank facilities.

During the first quarter of 1998 the Company placed the proceeds from certain asset sales (approximately $55.1 million) in trust with qualified intermediaries pending the identification and acquisition of qualified replacement assets in order to effect like-kind exchanges for federal income tax purposes. At
September 30, 1998 approximately $18.2 million remains in trust and is classified as cash and cash equivalents in the accompanying balance sheet.

Also during the first quarter of 1998 the Company financed the sale of approximately $173.3 million of direct financing leases resulting in a recharacterization of the Company's investment as secured loans. The loans were repaid during the third quarter of 1998, providing a significant amount of portfolio proceeds which the Company used primarily to repay outstanding short-term borrowings.

The Company's capital structure includes both fixed and floating rate debt.
The Company ensures a stable margin over its cost of funds by approximately matching its fixed and floating rate investments to its fixed and floating rate borrowings.

At September 30, 1998, the Company had approved unfunded transactions totaling approximately $876.0 million, including approximately $155.0 million expected to fund during the remainder of 1998. Once approved for funding, a transaction may not be completed for various reasons, or the investment may be shared with partners or sold.


YEAR 2000 READINESS

The Company continues to address what is commonly referred to as the Year 2000 problem. The Company has completed an assessment of its critical information systems and is modifying and replacing its in-house developed software as well as upgrading its vendor-supported software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. Additionally, other less critical information systems have been reviewed and corrective action is being taken where indicated.

The Company also is reviewing its operating assets to determine any exposure to time-sensitive controls which may be embedded in the equipment. These situations are being assessed on an ongoing basis and replacement or remediation is being undertaken where indicated.

The Company is inquiring of both customers and vendors where the Company's information systems interface directly with third parties to ensure that the interfaces and the third party systems are or will be Year 2000 compliant. Where considered appropriate, the Company is working directly with such third parties to test or remediate such systems. The Company also interacts electronically with certain external entities but has no means of ensuring that they will be Year 2000 ready. Additionally, the Company has been inquiring of key vendors in an effort to establish the ability of the provider to deliver product or services on a timely basis in the year 2000.

The Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner and to minimize the Company's exposure. If these steps were not taken, or are not completed timely, the Year 2000 issue could have a significant impact on the operations of the Company. The project is estimated to be completed during 1999, which is prior to any anticipated impact on its operating systems. Based on the progress and results of the Year 2000 project thus far, the Company believes that the Year 2000 issue should not pose significant operational problems. Despite such belief, the Company is preparing a contingency plan to address circumstances arising as a result of unknown or unforeseeable system or other failures related to the Year 2000 issue. The total Year 2000 project cost is estimated to be immaterial to the Company's results of operations.


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

PART II.  OTHER INFORMATION
Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits:

     4. Amended and Restated Credit Agreement dated as of July 1, 1998 between the Company, the Lenders listed on the signature pages thereto, and the Chase Manhattan Bank, as administrative agent.

     27. Financial Data Schedule

(b) The Company filed no reports on Form 8-K during the three months ended September 30, 1998.




Signatures
-----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               GATX CAPITAL CORPORATION


                               /s/ Jack Jenkins-Stark
                               -----------------------
                               Jack Jenkins-Stark
                               Senior Vice President - Finance


                               /s/ Delphine M. Regalia
                               ------------------------
                               Delphine M. Regalia
                               Vice President and Controller





November 16, 1998