Form 10-K
period 1998-12-31
GATX CAPITAL CORP
filed 1999-03-31
CIK 357019

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K


                  X ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Year Ended                         Commission File Number
     December 31, 1998                                  1-8319





                            GATX CAPITAL CORPORATION


      Incorporated in the                 IRS Employer Identification Number
       State of Delaware                               94-1661392

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

As of March 30, 1999, Registrant has outstanding 1,031,250 shares of $1 par value Common Stock.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND
(b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

              DOCUMENTS INCORPORATED BY REFERENCE



          Document                                         Part of Form 10-K

Annual Report to Stockholder for                           Part II Items 7 & 8
     Fiscal Year ended December 31, 1998
     (the "Annual Report")

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

Form 10-K for the Year Ended                               Part IV Item 14(a)3
      December 31, 1990 filed with the
         Commission on March 30, 1991

Form 10-K for the Year Ended                               Part IV Item 14(a)3
      December 31, 1992 filed with the
         Commission on March 31, 1993

Form 10-K for the Year Ended                               Part IV Item 14(a)3
      December 31, 1994 filed with the
         Commission on March 27, 1995

Form 10-K for the Year Ended                               Part IV Item 14(a)3
      December 31, 1995 filed with the
         Commission on March 28, 1996

                                  PART I
Item 1.  Business
-----------------

GATX Capital Corporation and its subsidiaries (the "Company") provides asset-based financing, structures transactions for investment by other lessors, and manages lease portfolios for third parties. Asset-based financing is provided primarily to the aircraft, rail, technology, warehouse, production, and marine industries. These financings, which are held within the Company's own portfolio and through partnerships with coinvestors, are structured as leases and secured loans, and frequently include interests in the asset's residual value. For its transaction structuring and portfolio management services, the Company receives fees at the time the transaction is completed, an asset is remarketed, and/or on an ongoing basis. The Company also sells technology equipment and provides technical services on the equipment it sells.

The Company competes with captive leasing companies, leasing subsidiaries of commercial banks, independent leasing companies, lease brokers, investment bankers, and financing arms of equipment manufacturers.

Information  concerning  financial  data of business  segments is  contained  in
Exhibit 13, GATX Capital Corporation Annual Report to Shareholders for the year ended December 31, 1998 on page 58, which is incorporated herein by reference (page reference is to the Annual Report to Stockholder).

Item 2.  Properties
-------------------

The Company leases all of its office space and owns no materially important physical properties other than those related directly to its investment portfolio. The Company's principal offices are rented under a twelve year lease expiring in 2003.

Item 3.  Legal Proceedings
--------------------------

The Company is a party to actions arising from the issuance by the Federal Aviation Administration (the "FAA") in January 1996 of Airworthiness Directive 96-01-03 (the "AD"). The AD has the effect of significantly reducing the amount of freight that ten 747 aircraft may carry. These aircraft (the "Affected Aircraft") were modified from passenger to freighter configuration by GATX/Airlog Company ("Airlog"), a California general partnership. A subsidiary of the Company, GATX Aircraft Corporation, is a partner in Airlog. The modifications were carried out between 1988 and 1994 by subcontractors of Airlog under authority of Supplemental Type Certificates ("STCs") issued by the FAA in 1987 pursuant to a design approved by the FAA. In the AD, the FAA stated that the STCs were issued "in error".

On July 11, 1996, Airlog filed a complaint for Declaratory Judgment against Evergreen International Airlines, Inc. ("Evergreen") in the United States District Court for the Northern District of California (No. C95-2494) with respect to three Affected Aircraft seeking a declaration that neither Airlog nor the Company has any liability to Evergreen as a result of the issuance of the AD. Evergreen filed an answer and counterclaim on August 1, 1996, asserting that Airlog and the Company are liable to it under a number of legal theories in connection with the application of the AD to its three aircraft. In an initial disclosure statement, Evergreen alleged damages which it calculated as follows:
(i) out-of-service costs amounting to approximately $16.2 million as of October 15, 1996; (ii) denial of access to then currently favorable capital markets, resulting in an alleged inability to issue shares in an initial public offering with a value of as much as $ 1.8 billion; (iii) lost flight revenues and profits amounting to approximately $25.8 million; (iv) lost business opportunities and profits attributable to Evergreen's diminished 747 fleet capacity (which Evergreen did not quantify, but indicated is subject to further calculation); and maintenance costs in responding to the AD (and to related airworthiness directives issued by the FAA) of approximately $1.6 million as of March 1996. The counterclaim also seeks exemplary and punitive damages in an unspecified amount. In a subsequent case management statement, Evergreen claims that it seeks recovery for out-of-pocket losses, lost revenues, lost profits, lost business opportunities, maintenance work, repair costs and capital losses in an amount that exceeds $145 million.

On June 5, 1997, the Court ruled on Airlog's previously filed motion for partial summary judgment. The Court ruled that the Purchase Agreement covering one Evergreen aircraft was a contract for the sale of goods, and that claims thereunder were barred by the four-year statute of limitations under the California Commercial Code (the "Code"); but that the Modification Agreements covering two aircraft owned by Evergreen were contracts of services not governed by the Code, and that any applicable statute of limitations did not begin to run until Evergreen had, or should have had, knowledge of the alleged breach. The Court also denied Airlog's motion for Summary Judgment with respect to
Evergreen's counterclaim in which it alleged that Airlog negligently misrepresented certain facts, which purportedly induced Evergreen to enter into the Purchase and Modification Agreements. The Court's ruling bars Evergreen from recovering under its claim for breach of warranty under the Purchase Agreement, and permits Evergreen (subject to reconsideration or appeal) to proceed with its claim for breach of warranty under the Modification Agreements and its claim of negligent misrepresentation. The ruling does not represent a decision that Evergreen is entitled to prevail on those claims. Airlog and the Company have other defenses to those claims, which they are vigorously asserting.

On December 27, 1998, Evergreen filed a motion for partial summary judgment regarding two Affected Aircraft, seeking to have the Court adjudicate whether Airlog breached its warranty under the Modification Agreements and whether Airlog may enforce against Evergreen the damage disclaimers and limitations in the Modification Agreements. Evergreen also seeks a ruling from the Court that it is entitled to judgment against the Company, in addition to Airlog, for Airlog's alleged breach of the warranty in the Modification Agreement covering one of the Affected Aircraft. A hearing on this motion is currently scheduled for May 13, 1999.

On January 31, 1997, American International Airways, Inc. ("AIA") filed a complaint in the United States District Court for the Northern District of California (C97-0378) against Airlog, the Company, Airlog Management Corp., and others asserting that Airlog and the Company are liable to it under a number of legal theories in connection with the application of the AD to two Affected Aircraft owned by AIA. The Complaint seeks damages (to be trebled under one count of the complaint) of an unspecified amount relating to lost revenues, lost profits, denied access to capital markets, repair costs, disruption of its business plan, lost business opportunities, maintenance and engineering costs, and other additional consequential, direct, incidental and related damages. The Complaint asks in the alternative for a rescission of AIA's agreements with Airlog, a return of amounts paid, and for injunctive relief directing that Airlog, and certain individual defendants, properly staff and manage the correction of the alleged deficiencies that caused the FAA to issue the AD. In a joint case management statement and proposed order, AIA alleges that it sustained damages of $43.8 million through May 31, 1997, and further alleges that it will continue to accrue loss of use damages of at least $1.8 million per month until the aircraft are operational.

On June 4, 1997, Tower Air, Inc. filed an action in the Supreme Court of the State of New York, County of New York (Index No. 97/602851) against the Company, Airlog, an officer of the Company and others with respect to one Affected Aircraft it leased and subsequently purchased from a trust for the benefit of an affiliate of Airlog in December 1994. This action asserts causes of action including fraud and deceit, negligent misrepresentation, breach of contract and negligence and seeks damages in excess of $25 million together with interest, costs, attorneys' fees, and punitive damages.

On February 25, 1998, The Bank of New York filed an action, as beneficial owner of an Affected Aircraft, in the United States District Court for the Northern District of California (No. C98-0385) against Airlog, the Company and others. This aircraft was originally converted by Airlog for Evergreen. This action seeks declaratory relief and asserts claims for breach of contract, intentional misrepresentation, nondisclosure of known facts, negligence, negligent misrepresentation, and unfair competition. The suit alleges damages of a minimum of $262,000 per month in lost rent and storage costs, unspecified maintenance and related expenses, diminution in the value of its aircraft by well in excess of $10 million plus the costs of aircraft inspection and modifications to comply with the AD, "Anticipated to be in the millions of dollars." Claims for interest, injunctive relief, restitution and attorneys' fees are also included.

On June 15, 1998, General Electric Capital and PALC II, Inc. (collectively "GECC") filed a complaint in the United States District Court for the Northern District of California (C98-2387) against Airlog, the Company, and others with respect to three Affected Aircraft. These aircraft were modified in 1991 and 1992. In the action GECC asserts that the defendants are liable to it under a number of legal theories in connection with the application of the AD to the three aircraft owned by GECC. The complaint seeks unspecified damages (to be trebled under one count of the complaint), loss of rental income, cost of repair and loss of value of the aircraft, repair of the aircraft, punitive damages and costs of suit (including attorneys' fees).

Airlog, the Company, and others have filed an action in the United States District Court for the Northern District of California against Pemco Aeroplex, Inc. (C97-2484WHO), a contractor for Airlog which obtained the STCs and modified certain of the Affected Aircraft, alleging causes of action for fraudulent and negligent misrepresentation, breach of contract, professional negligence, implied and equitable indemnity, and contribution. This action seeks a judgment awarding the plaintiffs any and all damages, costs and expenses in connection with the resolution of the concerns of the FAA as expressed in the AD or relating to it, repairing the Affected Aircraft, defending against the litigation involving the plaintiffs arising from the Affected Aircraft, paying any judgments against plaintiffs that may be entered in said litigation and attorneys' fees incurred by the plaintiffs in connection with defending said litigation.

On July 24, 1998, Airlog filed an action in United States District Court for the Western District of Washington against the United States of America (C98-1029). This action is to recover losses suffered by Airlog as a result of the alleged negligence of the FAA in the development and approval of the design to convert the Affected Aircraft from passenger to freighter configuration. The complaint seeks damages in excess of $8.3 million representing the expenses incurred by Airlog in responding to the AD and legal fees and costs incurred by Airlog in defending the litigation described above.

On January 25, 1999, the FAA issued a letter to Airlog stating that satisfactory accomplishment of a number of Airlog generated Service Bulletins on an Affected Aircraft would remove the limitations of the AD. On or about February 26, 1999 the first Affected Aircraft, owned by Evergreen, returned to revenue service.

While the results of any litigation are impossible to predict with certainty, the Company believes that each of the foregoing claims against it is without merit, and that the Company and Airlog have adequate defenses thereto.

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

                             PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters
--------------------------------------------------------------------------------
Not applicable. All common stock of the Registrant is held by GATX Financial Services, Inc. (a wholly-owned subsidiary of GATX Corporation). Information regarding dividends is shown on the consolidated statements of income which are included in Item 8.

Item 6. Selected Financial Data
-------------------------------
Omitted under provisions of the reduced disclosure format.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------
Incorporated herein by reference to the Annual Report,  pages 30-38, included as
Exhibit 13 of this document.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------
Incorporated  herein by reference  to the Annual  Report,  page 37,  included as
Exhibit 13 of this document.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------
The following consolidated financial statements of GATX Capital Corporation, included in the Annual Report(Exhibit 13), are incorporated herein by reference (page references are to the Annual Report):

  Consolidated Statements of Income
    for years ended December 31, 1998,
    1997, and 1996                                     Page 39

  Consolidated Balance Sheets
    As of December 31, 1998 and 1997                   Page 40

  Consolidated Statements of Cash Flows for
    years ended December 31, 1998, 1997, and 1996      Page 41

  Consolidated Statements of Changes in Stockholder's Equity
    As of December 31, 1998, 1997, and 1996            Page 42

  Notes to Consolidated Financial Statements           Pages 43 - 62

Item 9.   Changes in and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
Financial Disclosure
--------------------
None.

                                    PART III

Item 10(a).  Directors of the Registrant
----------------------------------------

Name                     Office Held                         Since       Age
----------------------------------------------------------------------------

Ronald H. Zech           Chairman of the Board                1984        55
Jesse V. Crews           President, Chief Executive
                         Officer and Director                 1994        46
David B. Anderson        Director                             1996        57
Alan C. Coe              Executive Vice President
                         and Director                         1994        47
David M. Edwards         Director                             1990        47
Kathyrn G. Jackson       Executive Vice President
                         and Director                         1997        43

Item 10(b).  Executive Officers of the Registrant
-------------------------------------------------

Name                     Office Held                         Since        Age
-----------------------------------------------------------------------------

Jesse V. Crews           President, Chief Executive
                         Officer and Director                 1994        46
Alan C. Coe              Executive Vice President
                         and Director                         1994        47
Kathyrn G. Jackson       Executive Vice President
                         and Director                         1997        43
Cal C. Harling           Executive Vice President -
                         GATX Technology Services             1994        50
Robert J. Sammis         Executive Vice President             1993        52
Jack F. Jenkins-Stark    Senior Vice President and Chief
                         Financial Officer                    1998        48
Scott A. Spicer          Senior Vice President -
                         Chief Investment Officer             1998        49
Thomas C. Nord           Vice President, General
                         Counsel, and Secretary               1980        58
James F. Earl            Senior Vice President - Rail         1997        42
Tracie Oliver            Vice President - Human
                         Resources                            1998        53
Delphine M. Regalia      Vice President and Controller        1998        42
Richard M. Tinnon        Vice President and Treasurer         1996        35

JESSE V. CREWS, President, Chief Executive Officer and Director since October 1998. Mr. Crews joined the Company in 1977 as a Financial Analyst and held a variety of positions, including Regional Manager of the Singapore (two years) and New Orleans/Houston (five years) offices before returning to San Francisco in 1985. He has been broadly responsible for the development of new business investment opportunities for the Company's own portfolio since 1986 and as head of the Corporate Finance Group from 1990 to 1994. He served as Chief Investment Officer from 1995 to 1998 and was elected Executive Vice President and Director in 1994. Mr. Crews received a BA from Yale and an MBA from the University of Virginia.

ALAN C. COE, Executive Vice President and Director since 1994. Mr. Coe joined the Company in 1977 as a Financial Analyst and has held a variety of positions both domestically and internationally. Mr. Coe is currently responsible for the activities of the Company's Air Group. Prior to 1977, Mr. Coe served as an officer in the United States Air Force (four years) and as Vice President-Corporate Finance - with Rotan Mosle in Houston, Texas (three years). Mr. Coe received a BA from Southern Methodist University in 1973 and his MBA from Golden Gate University in 1976.

KATHRYN G. JACKSON, Executive Vice President and Director since 1997. Ms. Jackson manages the Company's Diversified Finance Group. She joined the Company in 1981 as Financial Analyst, and transferred to the Chicago regional office in 1982 serving as District Manager, Vice President and Managing Director. From 1987 to 1994, she was employed by D'Accord Financial Services as a Managing Director, member of the Executive Committee and ultimately served as President, Chairman and Chief Executive Officer. Ms. Jackson graduated Phi Beta Kappa from Stanford University and holds an MBA from Northwestern University.

CAL C. HARLING, Executive Vice President - GATX Technology Services since 1997. Mr. Harling joined the Company in 1987 as Vice President, Technology Financing. Prior to 1987 Mr. Harling was an independent consultant for two years. Mr. Harling worked for Decimus Corporation, a subsidiary of Bank America Corporation, for ten years starting in 1975. While at Decimus Mr. Harling held various positions including Vice President of Vendor Operating Leasing, Vice President of Portfolio Management, and other management positions in systems development. Mr. Harling received a BS from California State University, Sacramento in 1973.

ROBERT J. SAMMIS, Executive Vice President. Mr. Sammis joined the Company in 1975 as Associate Counsel. He has served as a Senior Vice President in charge of Equipment Management and as Managing Director, International and Senior Vice President, Corporate Development. Mr. Sammis is a Fulbright scholar and, in that capacity, taught law at the University of Los Andes, Bogota, Colombia. Prior to joining the Company, he was with Pillsbury Madison & Sutro as Associate Counsel. Mr. Sammis received a BA from the University of California and a JD from the University of Michigan.

JACK F. JENKINS-STARK, Senior Vice President and Chief Financial Officer since December 1998. Mr. Jenkins-Stark joined the Company in 1998 as Senior Vice President - Finance. Most recently he was Senior Vice President of PG&E, and President and CEO of PG&E Gas Transmission Company. He previously served as PG&E's Vice President - Finance and Treasurer. In that position he led all aspects of the corporation's financial activities. Mr. Jenkins-Stark received a BA and MA in Economics from the University of California, Santa Barbara and an MBA from the University of California, Berkeley.

SCOTT A. SPICER, Senior Vice President - Chief Investment Officer since December 1998. Since joining the Company in 1979, Mr. Spicer has held several positions in credit and administration management, most recently as the head of the credit function. He is currently responsible for building the portfolio with high risk-adjusted returns while maintaining appropriate diversification. He spent three years in the early 1980's in the Singapore office with full management responsibility for credit evaluation and administration of the Singapore and Malaysian portfolios. Prior to joining the Company, Mr. Spicer served as assistant credit manager for Equico Lessors, Inc. (three years) and as credit manager for a consumer finance company (three years). He earned a BA in Business Administration-Finance from the University of Northern Colorado.

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

JAMES F. EARL, Senior Vice President - Rail and Director since 1997. Mr. Earl joined the Company in 1988 as Director-Short Line Financing. He has held a series of increasingly responsible positions within the Company's Rail Group, including Director-Business Development and Vice President-Freight Car Marketing. In his current position he is responsible for the overall operations, marketing and growth of the Company's rail businesses, as well as directing the Company's international rail activities. Prior to joining the Company, Jim served as Director-Service and Equipment Planning with Soo Line Railroad, and with Southern Pacific Railroad as a Terminal Superintendent, Assistant Terminal Superintendent and Assistant Trainmaster. Jim received his BSBA from Washington University in St. Louis and his MBA from the University of Pennsylvania's Wharton School.

TRACIE OLIVER, Vice President - Human Resources since August 1998. Ms. Oliver joined the Company in 1996 as Director, Human Resources. She was initially responsible for recruiting, employee relations and administrative operations. She is currently responsible for all Human Resource functions at the home office, as well as other domestic and international locations. Prior to the Company, Ms. Oliver held a variety of positions in Human Resources at several financial services organizations, engineering and retail companies and most recently headed up the Human Resource function at an animation and film studio. She holds a BS degree and a teaching credential from California State University at San Diego.

DELPHINE M. REGALIA, Vice President and Controller since July 1998. Prior to the Company, she most recently served as Director of Finance and Operations for Pillsbury Madison & Sutro, an international law firm. Ms. Regalia received her BS from Santa Clara University in 1978 and her MBA in 1980 from the University of California, Berkeley.

RICHARD M. TINNON, Vice President and Treasurer since 1996. Mr. Tinnon joined the Company in 1987 as a Senior Financial Analyst. He has also served as an Associate Director of GATX Realty, Director of Financial Planning and Analysis, Assistant Treasurer, and Assistant to the President. Prior to joining the Company, Mr. Tinnon worked for Touche Ross & Co. Mr. Tinnon received his BA from Michigan State University in 1985 and his MBA in 1990 from the University of California, Berkeley.

Items 11, 12 & 13
-----------------

Omitted under provisions of the reduced disclosure format.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------
(a) 1. Financial statements

The following consolidated financial statements of GATX Capital Corporation included in the Annual Report to Stockholder for the year ended December 31, 1998, are filed in response to Item 8:

   Consolidated Statements of Income for the
      years ended December 31, 1998, 1997 and 1996
   Consolidated Balance Sheets
      As of December 31, 1998 and 1997
   Consolidated Statements of Cash Flows for
      years ended December 31, 1998, 1997 and 1996
   Consolidated Statements of Changes in Stockholder's Equity
      As of December 31, 1998, 1997, and 1996
   Notes to Consolidated Financial Statements

    2.   Financial statement schedules

All financial statement schedules have been omitted because they are not applicable or because required information is provided in the financial statements, including the notes thereto, which are included in Item 8.

    3.   Exhibits Required by Item 601 of Regulation S-K

    Exhibit Number
    --------------
    3(a)    Restated Certificate of Incorporation of the Company.(6)
    3(b)    By-laws of the Company.(1)
    4(d)    Term Loan Agreement between the Company and a Bank dated
            December 26, 1990.(2)
    10(a)   Office Leases, Four Embarcadero Center, dated October 1, 1990 and June 1, 1991, between the Company and
            Four Embarcadero Center Venture.(2)
    10(b)   Tax Operating Agreement dated January 1, 1983 between GATX
            Corporation and the  Company.(3)
    10(c)   Credit  Agreement  among the  Company,  the Banks  listed on
            Schedule I thereto and Chase  Manhattan  Bank, as agent for the
            Banks,  dated July 1, 1998.(8)
    10(d)   Credit  Agreement  among the Company,  its two  subsidiaries operating  in Canada,  and the Bank of  Montreal,  dated
            December 14, 1992.(4)
    10(e)   First  Amendment,  dated  June  20,  1993  to  Credit Agreement referred to in  10(d).(5)
    10(f)   Second  Amendment,  dated  June 14,  1994,  to  Credit
            Agreement referred to in 10(d).(5)
    10(g)   Third Amendment, dated December 1, 1994, to Credit  Agreement referred to in 10(d).(5)
    12      Ratio of Earnings to Fixed  Charges (7)
    13      Annual  Report to  Shareholder,  pages 30-63.  (7)
    23      Consent of  Independent  Auditors.(7)
    27      Financial  Data  Schedule.(7)

The Registrant agrees to furnish to the Commission upon request a copy of each instrument with respect to issues of long-term debt of the Registrant the authorized principal amount of which does not exceed 10% of the total assets of Registrant.

    (1) Incorporated by reference to Registration Statement on Form S-1, as amended, (file number 2-75467) filed with the Commission on December 23, 1981, page II-4.
    (2) Incorporated by reference to Form 10-K filed with the Commission on March 30, 1991.
    (3) Incorporated by reference to Form 10-K filed with the Commission on March 28, 1983.
    (4) Incorporated by reference to Form 10-K filed with the Commission on March 31, 1993.
    (5) Incorporated by reference to Form 10-K filed with the Commission on March 27, 1995.
    (6) Incorporated by reference to Form 10-K filed with the Commission on March 28, 1996.
    (7) Submitted to the Securities and Exchange Commission with the electronic filing of this document.
    (8) Incorporated by reference to Form 10Q filed with the Commission on November 16, 1998.

Item 14(b).  Reports on Form 8-K
--------------------------------
Not Applicable.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GATX CAPITAL CORPORATION
                                            (Registrant)


                                            By /s/ Jesse V. Crews
                                            -----------------------
                                            Jesse V. Crews
                                            President, Chief Executive Officer
                                            and Director



                                            March 31, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By  /s/ Jesse V. Crews                           By  /s/ Jack F. Jenkins-Stark
--  ------------------                           --  -------------------------
    Jesse V. Crews                               Jack F. Jenkins-Stark
    President, Chief Executive Officer           Senior Vice President and
    and Director                                 Chief Financial Officer

    Dated: March 31, 1999                        Dated: March 31, 1999


By  /s/ Delphine M. Regalia                      By  /s/ David M. Edwards
--  -----------------------                      --  --------------------
    Delphine M. Regalia                          David M. Edwards
    Principal Accounting Officer                 Director
    and Controller

    Dated: March 31, 1999                        Dated: March 31, 1999


By  /s/ Kathryn G. Jackson                       By  /s/ Alan C. Coe
--  ----------------------                       --  ---------------
    Kathryn G. Jackson                           Alan C. Coe
    Executive Vice President                     Executive Vice President
    and Director                                 and Director


    Dated: March 31, 1999                        Dated: March 31, 1999

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

In our opinion, the financial statements listed in the accompanying index to financial statements (Item 14(a)) present fairly, in all material respects, the consolidated financial position of GATX Capital Corporation and subsidiaries at December 31, 1998 and 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.





                                               ERNST & YOUNG LLP

San Francisco, California
January 22, 1999