Form 10-Q
period 1999-03-31
GATX CAPITAL CORP
filed 1999-05-13
CIK 357019

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q


                  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended                    Commission File Number
        March 31, 1999                                1-8319





                            GATX CAPITAL CORPORATION


      Incorporated in the                 IRS Employer Identification Number
       State of Delaware                               94-1661392

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

As of May 10, 1999, Registrant has outstanding 1,031,250 shares of $1 par value Common Stock.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

GATX CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands)


                                                    Three Months Ended
                                                         March 31,
                                                     1999         1998
                                                 ---------    ---------
                                                        (Unaudited)
REVENUES:

Lease income                                      $  72,744    $  69,307
Technology equipment sales and service               36,748       34,374
Gain on sale of assets                               18,132       25,040
Equity earnings from investment in
  joint ventures                                     13,448       10,355
Interest                                              8,380        7,170
Fees                                                  8,788        9,076
Other                                                 5,804        2,514
                                               ------------  -----------
                                                    164,044      157,836
                                               ------------  -----------

EXPENSES:

Operating leases                                     39,548       32,999
Cost of technology equipment sales and service       31,477       27,274
Selling, general & administrative                    29,771       27,716
Interest                                             28,526       29,869
Provision for losses on investments                   2,749        2,250
Other                                                 1,151          726
                                               ------------  -----------
                                                    133,222      120,834
                                               ------------  -----------

Income before income taxes                           30,822       37,002

Provision for income taxes                           12,877       15,437
                                               ------------  -----------

NET INCOME                                        $  17,945    $  21,565
                                               ============  ===========

GATX CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
                                                   March 31,  December 31,
                                                     1999          1998
                                                  ----------  ------------
                                                  (Unaudited)
ASSETS:
Cash and cash equivalents                        $   69,288    $  67,975
Investments:
   Direct financing leases                          523,608      537,897
   Leveraged leases                                 138,102      133,380
   Operating lease equipment-
        net of depreciation                         560,551      547,221
   Secured loans                                    273,347      241,567
   Investment in joint ventures                     594,625      570,255
   Assets held for sale or lease                     33,290       26,286
   Other investments                                 78,575       84,856
   Investment in future residuals                    17,370       18,706
   Allowance for losses on investments             (132,005)    (129,278)
                                                ------------ ------------
          Net investments                         2,087,463    2,030,890
                                                ------------ ------------

Due from Parent                                      33,817       37,816
Other assets                                        130,832      139,001
                                               ------------- ------------
TOTAL ASSETS                                    $ 2,321,400  $ 2,275,682
                                               ============= ============

LIABILITIES AND STOCKHOLDER'S EQUITY:
Accrued interest                                $    27,228  $    13,634
Accounts payable and other liabilities              112,945      150,504
Debt financing:
   Commercial paper and bankers' acceptances        118,300      128,329
   Notes payable                                     31,043       25,847
   Obligations under capital leases                   8,730        8,781
   Senior term notes                              1,146,600    1,076,600
                                               -------------  -----------
          Total debt financing                    1,304,673    1,239,557
                                               -------------  -----------
Nonrecourse obligations                             362,760      381,390
Deferred income                                      18,683        9,702
Deferred income taxes                                89,535       83,754

Stockholder's equity:
   Convertible preferred stock, par value $1,       125,000      125,000
      and additional paid-in capital
   Common stock, par value $1, and
     additional paid-in capital                      28,960       28,960
   Accumulated other comprehensive income              (238)         772
   Reinvested earnings                              251,854      242,409
                                               -------------  -----------
          Total stockholder's equity                405,576      397,141
                                               -------------  -----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY     $  2,321,400  $ 2,275,682
                                               =============  ===========

GATX CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
                                                    Three Months Ended
                                                        March 31,
                                                       1999       1998
                                                  ----------  ---------
                                                        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                        $  17,945    $ 21,565
Reconciliation of net income to net cash flows
 provided by operating activities:
   Provision for losses on investments                2,749       2,250
   Depreciation and amortization expense             29,932      24,094
   Provision for deferred income taxes                7,729       8,129
   Gain on sale of assets                           (18,132)    (25,040)
   Joint venture income, net of cash dividends       (8,100)     (6,197)
   Changes in assets and liabilities:
      Other assets                                    6,512      24,837
      Due from Parent                                 3,999       5,679
      Accrued interest, accounts payable and        (23,965)    (37,929)
          other liabilities
      Deferred income                                 8,981      (4,893)
      Other - net                                     9,371      (2,378)
                                                ------------ -----------
Net cash flows provided by operating activities      37,021      10,117
                                                ------------ -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Investments in leased equipment, net of
 nonrecourse borrowings for leveraged leases        (88,643)    (71,009)
Loans extended to borrowers                         (74,638)    (28,741)
Other investments                                   (51,793)    (18,588)
                                                ------------ -----------
   Total investments                               (215,074)   (118,338)
                                                ------------ -----------
Lease rents received, net of earned income and
 leveraged lease nonrecourse debt service            54,070      36,477
Loan principal received                              13,529      10,275
Proceeds from sale of assets                         71,880     100,376
Joint venture investment recovery                     1,901      16,250
                                               ------------- -----------
   Recovery of investments                          141,380     163,378
                                               ------------- -----------
Net cash flows (used in) provided by
 investing activities                               (73,694)     45,040
                                               ------------- -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of senior term notes         100,000           -
Proceeds from nonrecourse obligations                19,828      68,279
Repayment of senior term notes                      (30,000)    (46,000)
Repayment of nonrecourse obligations                (38,458)    (29,532)
Net decrease in short-term borrowings                (4,833)    (17,011)
Dividends paid to Parent                             (8,500)     (6,650)
Other financing activities                              (51)        485
                                                ------------ -----------
Net cash flows provided by (used in)
 financing activities                                37,986     (30,429)
                                                ------------ -----------

Net increase in cash and cash equivalents             1,313      24,728
Cash and cash equivalents at beginning of period     67,975      61,990
                                                ------------  ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 69,288    $ 86,718
                                                ============  ==========

GATX CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)
                                                     Three Months Ended
                                                         March 31,
                                                        1999       1998
                                                   ---------- ----------

Net income                                         $  17,945  $  21,565

  Foreign currency translation adjustment                443         11
  Unrealized gain (loss) on securities, net of
    reclassification adjustments (a)                  (1,453)       434
                                                   ---------- ----------
Other comprehensive loss                              (1,010)       445
                                                   ---------- ----------

COMPREHENSIVE INCOME                               $  16,935  $  22,010
                                                   ========== ==========

(a) Reclassification adjustments:
     Unrealized gain on securities                 $     933  $   1,134
     Less - Reclassification adjustment for gains
            realized included in net income           (2,386)      (700)
                                                   ---------- ----------
     Net unrealized (loss) gain on securities      $  (1,453) $     434
                                                   ========== ==========

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements, continued

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999 AND 1998


1. The consolidated balance sheet of GATX Capital Corporation and its subsidiaries (the "Company") at December 31, 1998 was derived from the audited financial statements at that date. All other consolidated financial statements are unaudited and include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations and financial position for and as of the end of the indicated periods. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be achieved for the entire year.

2. Certain prior year amounts have been reclassified to conform to current presentation.

3. The Company is engaged in various matters of litigation and has unresolved claims pending. The Company is a party to litigation relating to the conversion of ten 747 aircraft from passenger to freighter configuration by an affiliate of the Company. While the amounts claimed in this matter and other matters are substantial, the ultimate liability with respect to such claims cannot be determined at this time. It is the opinion of management that damages, if any, required to be paid by the Company in the discharge of such liability are not likely to be material to the Company's financial position or results of operations.

4. In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), which is required to be adopted in years beginning after June 15, 1999. The Company, which utilizes fundamental derivatives to hedge changes in interest rates and foreign currencies, expects to adopt SFAS No. 133 effective January 1, 2000. This new accounting standard will require that all derivatives be recorded on the balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Management is currently assessing the impact that the adoption of SFAS No. 133 will have on the Company's financial position, results of operations, and cash flows.

Item 2.   Management's Discussion and Analysis

RESULTS OF OPERATIONS


Overview
---------
The Company engages in two main activities: 1) asset-based investment and finance, and 2) value-added reselling of technology equipment and services. Revenue from asset-based investment and finance activities is generated from financing equipment (either for the Company's own account or through partnerships and joint ventures), from the remarketing of assets, from managing the equipment - related investment portfolios of others, and from brokering or arranging asset financing transactions.

Net income earned during the three months ended March 31, 1999, was $17.9 million, down $3.6 million from the same period last year.

Revenues
--------
Investment income, which includes lease income, equity earnings from investments in joint ventures, interest and other income, increased $11.0 million during the three-month period ended March 31, 1999, compared to the same period in 1998. Revenue generated from higher investment balances during 1999 was the primary reason for this increase. Investments at March 31, 1999, were approximately $73.3 million higher than the same period last year.

In addition, other income of $5.8 million for the first quarter 1999 was $3.3 million greater than during the same period in 1998. This is primarily attributable to sales of stock which were derived from warrants received during the financing of non-public, start-up companies.

Asset remarketing income includes gains on the sale of the Company's investment assets, fees generated from providing remarketing services for third parties, and from the sale of non-owned assets in which the Company has a residual share. Fee income from asset remarketing services is generally performance-based. Although not necessarily consistent from year to year, asset remarketing income is a core component of the Company's business and has historically been a significant contributor to income. Asset remarketing income totaled $23.3 million for the first quarter of 1999 compared to $30.9 million for the same period in 1998. Gains on sales of Company investment assets were $18.1 million and $25.0 million for first quarter 1999 and 1998, respectively. Residual sharing fees were $5.2 million and $5.9 million for the first quarter 1999 and 1998, respectively.

Technology equipment sales and service revenue was $2.4 million higher during the quarter than during the first quarter of 1998, while cost of sales and services was $4.2 million higher. Gross margin for the first quarter of 1999 was $5.3 million, or $1.8 million lower than the first quarter of 1998 primarily due to market conditions for legacy network protocol equipment.

Expenses
--------
Operating lease expense includes depreciation of operating lease equipment and rent expense on off-balance sheet financing. Operating lease expense was $39.5 million during the first quarter of 1999 compared to $33.0 million during the same period last year. The increase in operating lease expense is due to higher depreciation expense resulting from; (1) increased operating lease investments, and (2) shorter average depreciable lives due to changes in investment mix.

Lower interest rates and lower average debt balances resulted in a decrease in interest expense for first quarter 1999 compared to 1998.

Selling, general and administrative expenses were higher in the first quarter of 1999 than during the first quarter of 1998 due to higher human resources and other administrative expenses associated with increased investment and asset management business activity.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

The Company generates cash from operations and from portfolio proceeds and has certain facilities for borrowing. In addition, certain lease transactions are financed by obtaining nonrecourse loans equal to the present value of some or all of the rental streams. During the three months ended March 31, 1999, the Company used cash generated from operations to repay $30.0 million of senior term notes. Cash generated from the recovery of investments and proceeds from the issuance of senior term notes were used to fund $215.1 million of new investments.

At March 31, 1999, the Company had borrowing capacity consisting of $62.0 million remaining under its Series E shelf registration, $191.7 million of unused capacity under its commercial paper and bankers' acceptances credit agreements, and $45.9 million remaining under stand-alone bank facilities maintained by two of the Company's subsidiaries.

During 1999, primarily as a result of issuing senior term notes, total debt financing increased. This increase, partially offset by an increase in equity, caused the Company's debt to equity ratio to increase to 3.2:1 at March 31, 1999 from 3.1:1 at December 31, 1998. At March 31, 1999, the Company could borrow an additional $703.4 million and still meet the 4.5:1 leverage ratio defined in its bank credit agreements.

The Company maintains the proceeds from the sale of certain assets in a trust with a qualified intermediary pending the identification and acquisition of qualified replacement assets in order to affect a like-kind exchange for federal income tax purposes. The amounts in trust are classified as cash and cash equivalents in the accompanying balance sheet. The amount in trust at March 31, 1999 and December 31, 1998 was $29.2 million.

The Company's capital structure includes both fixed and floating rate debt. The Company ensures a stable margin over its cost of funds by managing the relationship of its fixed and floating rate investments to its fixed and floating rate borrowings.

At March 31, 1999, the Company had approved unfunded transactions totaling approximately $419.0 million, including approximately $157.5 million expected to fund during the remainder of 1999. Once approved for funding, a transaction may not be completed for various reasons, or the investment may be shared with partners or sold.

YEAR 2000 DISCLOSURE

The Company continues to address what is commonly referred to as the Year 2000 problem. The Company has completed the assessment phase of reviewing its critical information systems for Year 2000 compliance. The Company's enterprise-wide information system has been certified Year 2000 compliant by the manufacturer and the Company has performed testing on the system. Other less critical information systems have been reviewed and corrective action is being taken as necessary. These projects should be completed by mid-year 1999.

The Company also is reviewing its operating assets to determine any significant exposure to time-sensitive controls which may be embedded in the equipment. These exposures are being assessed on an ongoing basis.

The Company is inquiring of customers to ensure that their systems are or will be Year 2000 compliant. Where considered appropriate, the Company is working directly with third parties to test or remediate affected systems. The Company also interacts electronically with certain external entities but has no means of ensuring that they will be Year 2000 ready. Additionally, the Company has been inquiring of key vendors in an effort to establish the ability of the provider to deliver products or services on a timely basis in the year 2000. Today, the Company is not aware of any third party with a Year 2000 issue that would materially impact the Company's results of operations.

The Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner and to minimize the Company's exposure. If these steps were not taken, or are not completed in a timely manner, the Year 2000 issue could have a significant impact on the operations of the Company. The project is estimated to be completed during 1999, which is prior to any anticipated impact on its operating systems. Based on the progress and results of the Year 2000 project thus far, the Company believes that the Year 2000 issue should not pose significant operational problems. However, in the event that the Company's efforts have not addressed all potential systems problems, a contingency plan is being developed to enable business operations to continue. This contingency plan involves reducing the scope and duration of any disruptions by having sufficient personnel and other resources in place to permit a timely response. The total Year 2000 project cost is estimated to be immaterial to the Company's results of operations.

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

PART II.  OTHER INFORMATION
Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits:

     27. Financial Data Schedule

(b) The Company filed no reports on Form 8-K during the three months ended March 31, 1999.



Signatures
----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  GATX CAPITAL CORPORATION


                                  /s/ Jack F. Jenkins-Stark
                                  -------------------------
                                  Jack F. Jenkins-Stark
                                  Senior Vice President and
                                  Chief Financial Officer



                                  /s/ Delphine M. Regalia
                                  -----------------------
                                  Delphine M. Regalia
                                  Principal Accounting Officer and
                                  Controller









May 12, 1999