Form 10-Q
period 1999-06-30
GATX CAPITAL CORP
filed 1999-08-13
CIK 357019

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

        For the Quarter Ended           Commission File Number
            June 30, 1999                       1-8319


                                  [GATX LOGO]

                            GATX CAPITAL CORPORATION


        Incorporated in the             IRS Employer Identification Number
         State of Delaware                          94-1661392


                            Four Embarcadero Center
                            San Francisco, CA 94111
                                 (415) 955-3200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]     No [ ]


    All Common Stock of Registrant is held by GATX Financial Services, Inc.
                (a wholly-owned subsidiary of GATX Corporation).


As of August 11, 1999, Registrant has outstanding 1,031,250 shares of $1 par value Common Stock.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION II(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements


GATX CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands)

                                              Three Months Ended    Six Months Ended
                                                    June 30,            June 30,
                                               1999       1998       1999       1998
                                             --------   --------   --------   --------
REVENUES:
Lease income                                 $ 74,727   $ 63,344   $147,926   $132,651
Gain on sale of assets                         22,566      1,631     40,698     26,671
Equity earnings from investment in
  joint ventures                               13,993     12,896     27,441     23,251
Interest                                        8,770     10,205     17,150     17,375
Fees                                            5,097     22,080     13,886     31,156
Other                                           5,771      2,603     11,558      4,732
                                             --------   --------   --------   --------
                                              130,924    112,759    258,659    235,836
                                             --------   --------   --------   --------
EXPENSES:
Operating leases                               40,737     33,641     80,255     66,640
Selling, general & administrative              27,535     18,596     49,885     35,925
Interest                                       27,272     28,530     55,229     57,184
Provision for losses on investments             2,750      2,250      5,499      4,500
Other                                           1,191        762      2,342      1,488
                                             --------   --------   --------   --------
                                               99,485     83,779    193,210    165,737
                                             --------   --------   --------   --------

Income from continuing operations
   before income taxes                         31,439     28,980     65,449     70,099
Provision for income taxes                     12,512     12,012     26,262     27,941
                                             --------   --------   --------   --------
Income from continuing operations              18,927     16,968     39,187     42,158
Discontinued operations (Note 5):
Loss from discontinued operations,
   net of income taxes                         (2,327)    (3,404)    (4,642)    (7,029)
Gain on sale of discontinued operations,
   net of income tax benefits of $1,853         2,137         --      2,137         --
                                             --------   --------   --------   --------
NET INCOME                                   $ 18,737   $ 13,564   $ 36,682   $ 35,129
                                             ========   ========   ========   ========

GATX CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                          June 30,         December 31,
                                                           1999               1998
                                                        -----------        ------------
                                                        (Unaudited)
ASSETS
Cash and cash equivalents                                $   50,152         $   67,975
Investments:
  Direct financing leases                                   508,211            537,897
  Leveraged leases                                          141,411            133,380
  Operating lease equipment - net of depreciation           567,392            547,221
  Secured loans                                             324,399            241,567
  Investment in joint ventures                              616,479            570,255
  Assets held for sale or lease                              34,576             26,286
  Other investments                                         132,313             84,856
  Investment in future residuals                             16,174             18,706
  Allowance for losses on investments                      (134,977)          (129,278)
                                                         ----------         ----------
    Net investments                                       2,205,978          2,030,890
                                                         ----------         ----------
Due from Parent                                              47,248             37,816
Other assets                                                 79,367            139,001
                                                         ----------         ----------
TOTAL ASSETS                                             $2,382,745         $2,275,682
                                                         ==========         ==========
LIABILITIES AND STOCKHOLDER'S EQUITY:
Accrued interest                                         $   14,070         $   13,634
Accounts payable and other liabilities                      119,633            150,504
Debt financing:
  Commercial paper and bankers' acceptances                 187,580            128,329
  Notes payable                                              16,278             25,847
  Obligations under capital leases                            7,029              8,781
  Senior term notes                                       1,113,000          1,076,600
                                                         ----------         ----------
    Total debt financing                                  1,323,887          1,239,557
                                                         ----------         ----------

Nonrecourse obligations                                     363,290            381,390
Deferred income                                              18,105              9,702
Deferred income taxes                                       115,218             83,754

Stockholder's equity:
  Convertible preferred stock, par value $1,
    and additional paid-in capital                          125,000            125,000
  Common stock, par value $1, and
    additional paid-in capital                               28,960             28,960
  Accumulated other comprehensive income                     10,863                772
  Reinvested earnings                                       263,719            242,409
                                                         ----------         ----------
    Total Stockholder's equity                              428,542            397,141
                                                         ----------         ----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY               $2,382,745         $2,275,682
                                                         ==========         ==========

GATX CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                           1999          1998
                                                        ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                              $  36,682     $  35,129
Reconciliation of net income to net cash flows
  provided by operating activities:
    Provision for losses on investments                     5,499         4,500
    Depreciation and amortization expense                  60,418        48,681
    Provision for deferred income taxes                    26,698        14,258
    Gain on sale of assets                                (40,698)      (26,671)
    Gain on sale of discontinued operations                (2,137)           --
    Joint venture income, net of cash dividends           (16,653)      (12,280)
    Changes in assets and liabilities:
      Other assets                                            (44)       17,817
      Due from Parent                                      (9,432)        6,369
      Accrued interest, accounts payable and other
        liabilities                                       (16,837)      (43,864)
      Deferred income                                       8,403        (3,963)
      Other - net                                           8,022         3,454
                                                        ---------     ---------
Net cash flows provided by operating activities            59,921        43,430
                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Investments in leased equipment, net of nonrecourse
  borrowings for leveraged leases                        (183,656)     (137,190)
Loans extended to borrowers                              (131,551)     (106,128)
Other investments                                         (93,961)      (66,948)
                                                        ---------     ---------
  Total Investments                                      (409,168)     (310,266)
                                                        ---------     ---------
Lease rents received, net of earned income and
  leveraged lease nonrecourse debt service                 90,231        65,199
Loan principal received                                    25,458        72,845
Proceeds from sale of assets                              142,785       111,053
Joint venture investment recovery                           3,594        21,270
                                                        ---------     ---------
  Recovery of investments                                 262,068       270,367
                                                        ---------     ---------
Net cash flows used in investing activities              (147,100)      (39,899)
                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of senior term notes               125,000            --
Proceeds from nonrecourse obligations                      61,675       112,056
Repayment of senior term notes                            (88,600)      (94,000)
Repayment of capital lease obligations                     (1,752)       (1,094)
Repayment of nonrecourse obligations                      (79,775)      (64,475)
Net decrease in short-term borrowings                      68,180       107,547
Dividends paid to Parent                                  (15,372)      (13,300)
                                                        ---------     ---------
Net cash flows provided by financing activities            69,356        46,734
                                                        ---------     ---------

Net (decrease) increase in cash and cash equivalents      (17,823)       50,265
Cash and cash equivalents at beginning of period           67,975        61,990
                                                        ---------     ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $  50,152     $ 112,255
                                                        =========     =========

GATX CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED, IN THOUSANDS)


                                                      THREE MONTHS ENDED   SIX MONTHS ENDED
                                                            JUNE 30,             JUNE 30,
                                                        1999      1998      1999      1998
                                                       -------   -------   -------   -------

Net income                                             $18,737   $13,564   $36,682   $35,129

Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustment                 (924)     (545)     (481)     (534)
  Unrealized gain (loss) on securities, net of
    reclassification adjustments(a)                     12,025    (1,009)   10,572      (575)
                                                       -------   -------   -------   -------
Other comprehensive income (loss)                       11,101    (1,554)   10,091    (1,109)
                                                       -------   -------   -------   -------

COMPREHENSIVE INCOME                                   $29,838   $12,010   $46,773   $34,020
                                                       =======   =======   =======   =======

(a) Reclassification adjustments:
  Unrealized gain (loss) on securities                 $14,624   $  (750)  $15,557   $   384
  Less -- Reclassification adjustment for gains
    realized included in net income                     (2,599)     (259)   (4,985)     (959)
                                                       -------   -------   -------   -------
  Net unrealized gain (loss) on securities             $12,025   $(1,009)  $10,572   $  (575)
                                                       =======   =======   =======   =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1999 AND 1998

1. The consolidated balance sheet of GATX Capital Corporation and its subsidiaries (the "Company") at December 31, 1998, was derived from the audited financial statements at that date. All other consolidated financial statements are unaudited and include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations and financial position for and as of the end of the indicated periods. Operating results for the six-month period ended June 30, 1999, are not necessarily indicative of the results that may be achieved for the entire year.

2. Certain prior year amounts have been reclassified to conform to current presentation.

3. The Company is engaged in various matters of litigation and has unresolved claims pending. The Company is a party to litigation relating to the conversion of ten Boeing 747 aircrafts from passenger to freighter configuration by an affiliate of the Company. While the amounts claimed in this matter and other matters are substantial, the ultimate liability with respect to such claims cannot be determined at this time. It is the opinion of management that damages, if any, required to be paid by the Company in the discharge of such liability are not likely to be material to the Company's financial position or results of operations.

4.   In June 1998, the Financial Accounting Standards Board issued Statement
     No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), which subsequent to the issuance of SFAS 137 is required to be adopted for fiscal years beginning after June 15, 2000. The Company, which utilizes fundamental derivatives to hedge changes in interest rates and foreign currencies, expects to adopt SFAS No. 133 effective January 1, 2001. This new accounting standard will require that all derivatives be recorded on the balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Management is currently assessing the impact that the adoption of SFAS No. 133 will have on the Company's financial position, results of operations, and cash flows.

5. On June 30, 1999, the Company sold its technology equipment sales and service business segment to a third party (the Buyer) for $23.4 million. The consideration received included stock of the Buyer valued at $18.4 million and an interest bearing note receivable from the Buyer for the remaining balance due. The Company recognized an after-tax gain of $2.1 million from the sale. Accordingly, results from the technology equipment sales and service segment are shown as discontinued operations with prior year activity reclassified into one line for purposes of this presentation. All material assets and liabilities relating to the technology equipment sales and service segment were removed from the balance sheet in connection with the sale. Revenues and loss from discontinued operations are as follows:

                                     THREE MONTHS ENDED    SIX MONTHS ENDED
(UNAUDITED, IN THOUSANDS)                 JUNE 30,             JUNE 30,
                                     ------------------    ------------------
                                      1999        1998        1999       1998
                                     -------     -------    -------    -------
Revenues                             $33,463     $39,769    $67,691    $74,528
Pre-tax loss                          (3,551)     (3,982)    (6,739)    (8,099)
Income tax benefit                     1,224         578      2,097      1,070
Loss from discontinued operations     (2,327)     (3,404)    (4,642)    (7,029)

6. The Company operated in two business segments: Investment and Asset Management, which included the Company's lease, loan and joint venture investments as well as fee generation and asset management; and Technology Equipment Sales and Service, which included the sales and service of computer network technology equipment. As a result of the sale of the Technology Equipment Sales and Service segment as described in Note 5 and the subsequent reclassification of the financial statements, prior year segment information has been reclassified to conform to the current year's presentation.

                                        Investment and         Technology
                                            Asset           Equipment Sales
(UNAUDITED, IN THOUSANDS)                 Management          and Service          Total
                                        --------------      ---------------     ------------
THREE MONTHS ENDED JUNE 30, 1999
Revenues                                $  130,924          $         --        $  130,924
Pre-tax income                              31,439                    --            31,439
Identifiable assets                      2,382,745                    --         2,382,745

THREE MONTHS ENDED JUNE 30, 1998
Revenues                                $  112,759          $         --        $  112,759
Pre-tax income                              28,980                    --            28,980
Identifiable assets                      2,292,504                69,733         2,362,237

SIX MONTHS ENDED JUNE 30, 1999
Revenues                                $  258,659          $         --        $  258,659
Pre-tax income                              65,449                    --            65,449
Identifiable assets                      2,382,745                    --         2,382,745

SIX MONTHS ENDED JUNE 30, 1999
Revenues                                $  235,836          $         --        $  235,836
Pre-tax income                              70,099                    --            70,099
Identifiable assets                      2,292,504                69,733         2,362,237

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Overview

The Company engages in asset-based investment and finance. Revenue from asset-based investment and finance activities is generated from financing equipment (either for the Company's own account or through partnerships and joint ventures), from the remarketing of assets, from managing the equipment-related investment portfolios of others, and from brokering or arranging asset financing transactions.

On June 30, 1999, the Company sold its technology equipment sales and service business segment to a third party (the Buyer) for $23.4 million. The consideration received included stock of the Buyer valued at $18.4 million and an interest bearing note receivable from the Buyer for the remaining balance due. The Company recognized an after tax gain of $2.1 million from the sale. Accordingly, results from the technology equipment sales and service segment are shown as discontinued operations with prior year activity reclassified into one line for the purposes of this presentation. All material assets and liabilities relating to the technology equipment sales and service segment were removed from the balance sheet in connection with the sale.

Net income earned during the three months ended June 30, 1999, was $18.7 million, up $5.2 million from the same period last year. Net income earned during the six months ended June 30, 1999, was $36.7 million, up $1.6 million from the same period last year.

Revenues

Investment income, which includes lease income, equity earnings from investments in joint ventures, interest and other income, increased $14.2 million and $26.1 million during the three and six-month periods ended June 30, 1999, respectively, compared to the same periods in 1998. Higher investment balances during 1999 were the primary reason for this increase. Average investments during the quarter ended June 30, 1999, were approximately $104.8 million higher than the same period last year.

Moreover, equity earnings from investments in joint ventures increased $1.1 million and $4.2 million during the three and six-month periods ended June 30, 1999, respectively, compared to the same periods in 1998. This is primarily due to earnings generated from new joint ventures.

In addition, other income increased $3.2 million and $6.8 million during the three and six-month periods ended June 30, 1999, respectively, compared to the same periods in 1998. This is primarily attributable to increased gains on sales of stock. Generally, stock sales relate to shares received upon exercise of warrants received in connection with the financing of non-public, start-up companies.

Asset remarketing income includes gains on the sale of the Company's investment assets, fees generated from providing remarketing services for third parties, and from the sale of non-owned assets in which the Company has a residual share. Fee income from asset remarketing services is generally performance-based. Although not necessarily consistent from year to year, asset remarketing income is a core component of the Company's business and has historically been a significant contributor to income. Asset remarketing income totaled $24.1 million and $18.1 million for the second quarter 1999 and 1998, respectively, and $47.5 million and $49.1 million for the six-month periods ended June 30, 1999, and 1998, respectively. Gains on sales of Company investment assets were $22.6 million and $1.6 million for the second quarter 1999 and 1998, respectively, and $40.7 million and $26.7 million for the six-month periods ended June 30, 1999, and 1998, respectively. Residual sharing fees were $1.5 million and $16.5 million for the second quarter 1999 and 1998, respectively, and $6.8 million and $22.4 million for the six-month periods ended June 30, 1999 and 1998, respectively.

Expenses

Operating lease expense includes depreciation of operating lease equipment and rent expense on off-balance sheet financing. Operating lease expense was $40.7 million and $33.6 million for the second quarters of 1999 and 1998, respectively, and $80.3 million and $66.6 million for the six-month periods ended June 30, 1999, and 1998, respectively. The increase in operating lease expense is due to higher depreciation expense resulting from;
(1) increased operating lease investments, and (2) shorter average depreciable lives due to changes in investment mix.

Lower interest rates and lower average debt balances resulted in a decrease in interest expense for the three and six-month periods ended June 30, 1999 compared to the same periods in 1998.

Selling, general and administrative expenses were higher during 1999 due to higher human resources and other administrative expenses associated with increased investment and asset management business activity.

Income from continuing operations for the three and six months ended June 30, 1999, was $18.9 million and $39.2 million, respectively, as compared to $17.0 million and $42.2 million for the same prior year periods. Loss from discontinued operations for the three and six months ended June 30, 1999, was $2.3 million and $4.6 million, respectively, as compared to $3.4 million and $7.0 million for the same prior year periods. The increase in the loss from discontinued operations in the second quarter was primarily due to weak market conditions for technology equipment in general and networking in particular.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

The Company generates cash from operations and from portfolio proceeds and has certain facilities for borrowing. In addition, certain lease transactions are financed by obtaining nonrecourse loans equal to the present value of some or all of the rental streams. During the six months ended June 30, 1999, the Company used cash generated from operations to repay $88.6 million of senior term notes. Cash generated from the recovery of investments and proceeds from the issuance of senior term notes were used to fund $409.2 million of new investments.

At June 30, 1999, the Company had borrowing capacity consisting of $37.0 million remaining under its Series E shelf registration, $122.4 million of unused capacity under its commercial paper and bankers' acceptances credit agreements, and $40.3 million remaining under stand-alone bank facilities maintained by one of the Company's subsidiaries.

During the six months ended June 30, 1999, primarily as a result of issuing commercial paper and bankers' acceptances, total debt financing increased. This increase, offset by an increase in equity, resulted in the Company's recourse debt to total equity ratio remaining at 3.1:1. At June 30, 1999, the Company could borrow an additional $900.0 million and still meet the 4.5:1 leverage ratio defined in its bank credit agreements.

The Company maintains the proceeds from the sale of certain assets in a trust with a qualified intermediary pending the identification and acquisition of qualified replacement assets in order to affect like-kind exchanges for federal income tax purposes. The amounts in trust are classified as cash and cash equivalents in the accompanying balance sheet. There were no amounts in trust at June 30, 1999; at December 31, 1998, $29.2 million was held in trust.

The Company's capital structure includes both fixed and floating rate debt. The Company ensures a stable margin over its cost of funds by managing the relationship of its fixed and floating rate investments to its fixed and floating rate borrowings.

At June 30, 1999, the Company had approved unfunded transactions totaling approximately $416.8 million, including approximately $128.8 million expected to fund during the remainder of 1999. Once approved for funding, a transaction may not be completed for various reasons, or the investment may be shared with partners or sold.

YEAR 2000 DISCLOSURE

The Company continues to address what is commonly referred to as the Year 2000 problem. The Company has completed the assessment phase of reviewing its critical information systems for Year 2000 compliance. The Company's enterprise-wide information system has been certified Year 2000 compliant by the manufacturer and the Company has performed testing on the system. Other less critical information systems have been reviewed and corrective action is being taken as necessary. These projects should be completed by September 1999.

The Company also is reviewing its operating assets to determine any significant exposure to time-sensitive controls which may be embedded in the equipment. These exposures are being assessed on an ongoing basis.

The Company is inquiring of customers, banks and trustees, with which the Company has a relationship, to ensure that their systems are or will be Year 2000 compliant. Where considered appropriate, the Company is working directly with third parties to test or remediate affected systems. The Company also interacts electronically with certain external entities but has no means of ensuring that they will be Year 2000 ready. Additionally, the Company has been inquiring of key vendors in an effort to establish the ability of the provider to deliver products or services on a timely basis in the year 2000. Today, the Company is not aware of any third party with a Year 2000 issue that would materially impact the Company's results of operations.

The Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner and to minimize the Company's exposure. If these steps were not taken, or are not completed in a timely manner, the Year 2000 issue could have a significant impact on the operations of the Company. The project is estimated to be completed during 1999, which is prior to any anticipated impact on its operating systems. Based on the progress and results of the Year 2000 project thus far, the Company believes that the Year 2000 issue should not pose significant operational problems. However, in the event that the Company's efforts have not addressed all potential systems problems, a contingency plan is being developed to enable business operations to continue. This contingency plan involves reducing the scope and duration of any disruptions by having sufficient personnel and other resources in place to permit a timely response. Testing of the contingency plan components will be conducted during 1999. The total Year 2000 project cost is estimated to be immaterial to the Company's results of operations.

FORWARD LOOKING STATEMENTS

Management's discussion includes statements that may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, unanticipated changes in the markets served by Company such as the rail, air, and technology industries.

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      27. Financial Data Schedule

(b) The company filed no reports on Form 8-K during the six months ended June 30, 1999.



Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              GATX CAPITAL CORPORATION


                              /s/ Jack F. Jenkins-Stark
                              ------------------------------------------------
                              Jack F. Jenkins-Stark
                              Senior Vice President and Chief Financial Officer


                              /s/ Delphine M. Regalia
                              ------------------------------------------------
                              Delphine M. Regalia
                              Principal Accounting Officer and Controller



August 13, 1999