Form 10-Q
period 1999-09-30
GATX CAPITAL CORP
filed 1999-11-15
CIK 357019

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarter Ended                        Commission File Number
         September 30, 1999                                        1-8319

                                     [LOGO]

                            GATX CAPITAL CORPORATION

   Incorporated in the                   IRS Employer Identification Number
     State of Delaware                             94-1661392

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

                               Yes |X|  No |_|

     All Common Stock of Registrant is held by GATX Financial Services, Inc.
                (a wholly-owned subsidiary of GATX Corporation).

As of November 11, 1999, Registrant has outstanding 1,031,250 shares of $1 par value Common Stock.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) and
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

GATX CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands)

                                                                           Three Months Ended                Nine Months Ended
                                                                              September 30,                    September 30,
                                                                          1999            1998             1999             1998
                                                                        ---------       ---------        ---------        ---------
REVENUES:
Lease income                                                            $  83,332       $  64,334        $ 231,258        $ 196,985
Gain on sale of assets                                                      9,498          26,666           50,196           53,337
Equity earnings from investment in joint ventures                          18,299          10,561           45,740           33,812
Interest                                                                   13,121           7,933           30,271           25,308
Fees                                                                        8,942           2,918           22,828           34,074
Other                                                                       7,952           3,295           19,510            8,027
                                                                        ---------       ---------        ---------        ---------
                                                                          141,144         115,707          399,803          351,543
                                                                        ---------       ---------        ---------        ---------

EXPENSES:
Operating leases                                                           48,302          34,763          128,537          101,403
Selling, general & administrative                                          28,043          20,470           77,928           56,395
Interest                                                                   28,273          26,846           83,502           84,030
Provision for losses on investments                                         2,752           3,275            8,251            7,775
Other                                                                       1,217             942            3,579            2,430
                                                                        ---------       ---------        ---------        ---------
                                                                          108,587          86,296          301,797          252,033
                                                                        ---------       ---------        ---------        ---------

Income from continuing operations before income taxes                      32,557          29,411           98,006           99,510

Provision for income taxes                                                 13,186          11,335           39,448           39,276
                                                                        ---------       ---------        ---------        ---------

Income from continuing operations                                          19,371          18,076           58,558           60,234

Discontinued operations (Note 5):
Loss from discontinued operations,
     net of income taxes                                                       --            (334)          (4,642)          (7,363)
Gain on sale of  discontinued operations,
     net of income tax benefits of $1,853                                      --              --            2,137               --
                                                                        ---------       ---------        ---------        ---------

NET INCOME                                                              $  19,371       $  17,742        $  56,053        $  52,871
                                                                        =========       =========        =========        =========

GATX CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                    September 30,   December 31,
                                                        1999           1998
                                                     -----------    -----------
                                                     (Unaudited)
ASSETS
Cash and cash equivalents                            $    31,020    $    67,975
Investments:
   Direct financing leases                               516,719        537,897
   Leveraged leases                                      147,867        133,380
   Operating lease equipment - net of depreciation       768,161        547,221
   Secured loans                                         317,977        241,567
   Investment in joint ventures                          623,181        570,255
   Assets held for sale or lease                          36,776         26,286
   Other investments                                     130,724         84,856
   Investment in future residuals                         15,186         18,706
   Allowance for losses on investments                  (139,315)      (129,278)
                                                     -----------    -----------
          Net investments                              2,417,276      2,030,890
                                                     -----------    -----------

Due from Parent                                           42,043         37,816
Other assets                                              61,010        139,001
                                                     -----------    -----------
TOTAL ASSETS                                         $ 2,551,349    $ 2,275,682
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDER'S EQUITY:
Accrued interest                                     $    26,307    $    13,634
Accounts payable and other liabilities                   112,976        150,504
Debt financing:
   Commercial paper and bankers' acceptances             238,800        128,329
   Notes payable                                         112,057         25,847
   Obligations under capital leases                        7,029          8,781
   Senior term notes                                   1,150,000      1,076,600
                                                     -----------    -----------
          Total debt financing                         1,507,886      1,239,557
                                                     -----------    -----------

Nonrecourse obligations                                  338,527        381,390
Deferred income                                           15,451          9,702
Deferred income taxes                                    116,710         83,754

Stockholder's equity:
   Convertible preferred stock, par value $1,
         and additional paid-in capital                  125,000        125,000
   Common stock, par value $1, and
        additional paid-in capital                        28,960         28,960
   Accumulated other comprehensive income                  6,496            772
   Reinvested earnings                                   273,036        242,409
                                                     -----------    -----------
          Total stockholder's equity                     433,492        397,141
                                                     -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY           $ 2,551,349    $ 2,275,682
                                                     ===========    ===========

GATX CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

                                                                    Nine Months Ended
                                                                      September 30,
                                                                    1999         1998
                                                                  ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                        $  56,054    $  52,871
Reconciliation of net income to net cash flows
   provided by operating activities:
     Provision for losses on investments                              8,251        7,775
     Depreciation and amortization expense                           98,549       74,296
     Provision for deferred income taxes                             32,634       20,976
     Gain on sale of assets                                         (50,196)     (53,337)
     Gain on sale of discontinued operations                         (2,137)          --
     Joint venture income, net of cash dividends                    (24,465)     (16,984)
     Changes in assets and liabilities:
       Other assets                                                  16,995       10,478
       Due from Parent                                               (4,227)      15,597
       Accrued interest, accounts payable and other liabilities     (12,007)     (13,909)
       Deferred income                                                5,749       (3,077)
       Other - net                                                   (2,295)     (20,290)
                                                                  ---------    ---------
Net cash flows provided by operating activities                     122,905       74,396
                                                                  ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Investments in leased equipment, net of
       nonrecourse borrowings for leveraged leases                 (434,167)    (256,756)
Loans extended to borrowers                                        (204,653)    (134,782)
Other investments                                                  (140,123)     (94,662)
                                                                  ---------    ---------
       Total investments                                           (778,943)    (486,200)
                                                                  ---------    ---------
Lease rents received, net of earned income and
       leveraged lease nonrecourse debt service                     125,476      119,517
Loan principal received                                              68,209      283,623
Proceeds from sale of assets                                        174,546      144,407
Joint venture investment recovery                                    32,315       63,901
                                                                  ---------    ---------
       Recovery of investments                                      400,546      611,448
                                                                  ---------    ---------
Net cash flows (used in) provided by investing activities          (378,397)     125,248
                                                                  ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of senior term notes                         162,000           --
Proceeds from nonrecourse obligations                                91,857      152,651
Repayment of senior term notes                                      (88,600)     (94,000)
Repayment of capital lease obligations                               (1,752)      (1,121)
Repayment of nonrecourse obligations                               (134,720)    (112,521)
Net increase (decrease) in short-term borrowings                    215,179     (140,873)
Dividends paid to Parent                                            (25,427)     (23,258)
                                                                  ---------    ---------
Net cash flows provided by (used in) financing activities           218,537     (219,122)
                                                                  ---------    ---------

Net decrease in cash and cash equivalents                           (36,955)     (19,478)
Cash and cash equivalents at beginning of period                     67,975       61,990
                                                                  ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $  31,020    $  42,512
                                                                  =========    =========

GATX CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

                                                      Three Months Ended       Nine Months Ended
                                                         September 30,           September 30,
                                                        1999        1998        1999       1998
                                                      --------    --------    --------    --------
Net income                                            $ 19,371    $ 17,742    $ 56,053    $ 52,871

Other comprehensive (loss) income, net of tax:
     Foreign currency translation adjustment               371        (572)       (110)     (1,106)
     Unrealized (loss) gain on securities, net of
          reclassification adjustments (a)              (4,738)        146       5,834        (429)
                                                      --------    --------    --------    --------
Other comprehensive (loss) income                       (4,367)       (426)      5,724      (1,535)
                                                      --------    --------    --------    --------

COMPREHENSIVE INCOME                                  $ 15,004    $ 17,316    $ 61,777    $ 51,336
                                                      ========    ========    ========    ========

(a) Reclassification adjustments:
       Unrealized (loss) gain on securities           $   (881)   $    196    $ 14,676    $    580
       Less - Reclassification adjustment for gains
              realized included in net income           (3,857)        (50)     (8,842)     (1,009)
                                                      --------    --------    --------    --------
       Net unrealized (loss) gain on securities       $ (4,738)   $    146    $  5,834    $   (429)
                                                      ========    ========    ========    ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999 AND 1998

1. The consolidated balance sheet of GATX Capital Corporation and its subsidiaries (the "Company") at December 31, 1998, was derived from the audited financial statements at that date. All other consolidated financial statements are unaudited and include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations and financial position for and as of the end of the indicated periods. Operating results for the nine-month period ended September 30, 1999, are not necessarily indicative of the results that may be achieved for the entire year.

2. Certain prior year amounts have been reclassified to conform to current presentation.

3. The Company is engaged in various matters of litigation and has unresolved claims pending. The Company is a party to litigation relating to the conversion of ten Boeing 747 aircraft from passenger to freighter configuration by an affiliate of the Company. While the amounts claimed in this matter and other matters are substantial, the ultimate liability with respect to such claims cannot be determined at this time. It is the opinion of management that damages, if any, required to be paid by the Company in the discharge of such liability are not likely to be material to the Company's financial position or results of operations.

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

5. On June 30, 1999, the Company sold its technology equipment sales and service business segment to a third party (the "Buyer") for $23.4 million. The consideration received included stock of the Buyer valued at $18.4 million and an interest bearing note receivable from the Buyer for the remaining balance due. The Company recognized an after-tax gain of $2.1 million from the sale. Accordingly, results from the technology equipment sales and service segment are shown as discontinued operations with prior year activity reclassified into one line for purposes of this presentation. All material assets and liabilities relating to the technology equipment sales and service segment were removed from the balance sheet in connection with the sale. Revenues and loss from discontinued operations are as follows:

                                            Three Months Ended       Nine Months Ended
      (unaudited, in thousands)                September 30,            September 30,
                                             1999        1998         1999         1998
                                          ----------   ---------    ---------    ---------
      Revenues                            $       --   $  49,352    $  67,691    $ 123,880
      Pre-tax income (loss)                       --         821       (6,739)      (7,278)
      Income tax charge (benefit)                 --       1,155       (2,097)          85
      Loss from discontinued operations           --        (334)      (4,642)      (7,363)

6. The Company operated in two business segments: Investment and Asset Management, which included the Company's lease, loan and joint venture investments as well as fee generation and asset management activities; and Technology Equipment Sales and Service, which included the sales and service of computer network technology equipment. As a result of the sale of the Technology Equipment Sales and Service segment as described in Note 5 and the subsequent reclassification of the financial statements, prior year segment information has been reclassified to conform to the current year's presentation.

                                                                        Technology
                                                  Investment and      Equipment Sales
      (unaudited, in thousands)                   Asset Management      and Service         Total
                                                  ----------------    ---------------    -------------
      Three months ended September 30, 1999
      Revenues                                      $  141,144         $       --         $  141,144
      Pre-tax income                                    32,557                 --             32,557
      Identifiable assets                            2,551,349                 --          2,551,349

      Three months ended September 30, 1998
      Revenues                                      $  115,707         $       --         $  115,707
      Pre-tax income                                    29,411                 --             29,411
      Identifiable assets                            2,075,302             75,809          2,151,111

      Nine months ended September 30, 1999
      Revenues                                      $  399,803         $       --         $  399,803
      Pre-tax income                                    98,006                 --             98,006
      Identifiable assets                            2,551,349                 --          2,551,349

      Nine months ended September 30, 1998
      Revenues                                      $  351,543         $       --         $  351,543
      Pre-tax income                                    99,510                 --             99,510
      Identifiable assets                            2,075,302             75,809          2,151,111

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

On June 30, 1999, the Company sold its technology equipment sales and service business segment to a third party (the "Buyer") for $23.4 million. The consideration received included stock of the Buyer valued at $18.4 million and an interest bearing note receivable from the Buyer for the remaining balance due. The Company recognized an after-tax gain of $2.1 million from the sale. Accordingly, results from the technology equipment sales and service segment are shown as discontinued operations with prior year activity reclassified into one line for the purposes of this presentation. All material assets and liabilities relating to the technology equipment sales and service segment were removed from the balance sheet in connection with the sale.

Net income earned during the three months ended September 30, 1999, was $19.4 million, up $1.6 million from the same period last year. Net income earned during the nine months ended September 30, 1999, was $56.1 million, up $3.2 million from the same period last year. Income from continuing operations for the three and nine months ended September 30, 1999, was $19.4 million and $58.6 million, respectively, as compared to $18.1 million and $60.2 million for the same prior year periods. Loss from discontinued operations for the three and nine months ended September 30, 1999, was zero and $4.6 million, respectively, as compared to $0.3 million and $7.4 million for the same prior year periods. The loss from discontinued operations during the first six months of 1999 and during 1998 was primarily due to weak market conditions for legacy network protocol equipment.

Revenues

Investment income, which includes lease income, equity earnings from investments in joint ventures, interest and other income, increased $36.6 million and $62.6 million during the three and nine-month periods ended September 30, 1999, respectively, compared to the same periods in 1998. Higher investment balances during 1999 were the primary reason for this increase. Average investments were approximately $300.0 million (14%) higher during the third quarter of 1999 and $170.1 million (8%) higher during the nine months ended September 30, 1999 compared to the same periods in 1998.

In addition, investment income was also higher during 1999 due to the prepayment of several loans and the related fees in the third quarter of 1999 and an increase in income from the sale of stock, which is reflected in other income. Stock sales generally relate to shares received upon exercise of warrants received in connection with the financing of non-public, start-up companies. Income from stock sales increased $6.3 million and $10.9 million during the three and nine-month periods ended September 30, 1999, respectively, compared to the same periods in 1998.

Asset remarketing income includes gains on the sale of the Company's investment assets, fees generated from providing remarketing services for third parties, and from the sale of non-owned assets in which the Company has a residual share. Fee income from asset remarketing services is generally performance-based. Although not necessarily consistent from year to year, asset remarketing income is a core component of the Company's business and has historically been a significant contributor to income. Asset remarketing income totaled $14.6 million and $27.0 million for the third quarter 1999 and 1998, respectively, and $62.0 million and $76.1 million for the nine-month periods ended September 30, 1999, and 1998, respectively. Gains on sales of Company investment assets were $9.5 million and $26.7 million for the third quarter 1999 and 1998, respectively, and $50.2 million and $53.3 million for the nine-month periods ended September 30, 1999, and 1998, respectively. Residual sharing fees were $5.1 million and $0.4 million for the third quarter 1999 and 1998, respectively, and $11.8 million and $22.8 million for the nine-month periods ended September 30, 1999 and 1998, respectively.

Expenses

Operating lease expense includes depreciation of operating lease equipment and rent expense on off-balance sheet financing. Continued growth in the Company's operating lease portfolio resulted in an increase in operating lease expense. Interest expense increased in the third quarter of 1999 compared to the third quarter of 1998 as a result of higher average borrowings (to fund new investments) partially offset by lower interest rates. Interest expense decreased slightly during the first nine months of 1999 compared to the same period in 1998 as a result of lower interest rates which more than offset the impact of slightly higher average borrowings.

Selling, general and administrative expenses were higher during 1999 due to higher human resources and other administrative expenses associated with increased investment and asset management business activity.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

The Company generates cash from operations and from portfolio proceeds and has certain facilities for borrowing. In addition, certain lease transactions are financed by obtaining nonrecourse loans equal to the present value of some or all of the rental streams. During the nine months ended September 30, 1999, the Company used cash generated from operations and from portfolio proceeds of $523.5 million and borrowings of $469.0 million to fund $778.9 million of new investments and repay $225.1 of borrowings.

During the quarter, the Company filed a $500.0 million shelf registration. At September 30, 1999, the Company had borrowing capacity consisting of $500.0 million remaining under the new shelf registration, $71.2 million of unused capacity under its commercial paper and bankers' acceptances credit agreements, and $4.9 million remaining under stand-alone bank facilities maintained by one of the Company's subsidiaries.

During the nine months ended September 30, 1999, total debt financing increased faster than equity, increasing the Company's recourse debt to equity ratio to 3.48:1, up from 3.12:1 as of December 31, 1998. At September 30, 1999, the Company could borrow an additional $747.0 million and still meet the 4.5:1 leverage ratio defined in its bank credit agreements.

The Company maintains the proceeds from the sale of certain assets in a trust with a qualified intermediary pending the identification and acquisition of qualified replacement assets in order to affect like-kind exchanges for federal income tax purposes. The amounts in trust are classified as cash and cash equivalents in the accompanying balance sheet. There were no amounts in trust at September 30, 1999; at December 31, 1998, $29.2 million was held in trust.

The Company's capital structure includes both fixed and floating rate debt. The Company ensures a stable margin over its cost of funds by managing the relationship of its fixed and floating rate investments to its fixed and floating rate borrowings.

At September 30, 1999, the Company had approved unfunded transactions totaling approximately $368.0 million, including approximately $150.9 million expected to fund during the remainder of 1999. Once approved for funding, a transaction may not be completed for various reasons, or the investment may be shared with partners or sold.

YEAR 2000 DISCLOSURE

The Company continues to address what is commonly referred to as the Year 2000 problem. The Company has completed the assessment phase of reviewing its critical information systems for Year 2000 compliance. The Company's enterprise-wide information system has been certified Year 2000 compliant by the manufacturer and the Company has performed testing on the system. Other less critical information systems have been reviewed and corrective action has been taken as necessary.

The Company also is reviewing its operating assets to determine any significant exposure to time-sensitive controls which may be embedded in the equipment. These exposures are being assessed on an ongoing basis. Today, the Company is not aware of any operating assets with a Year 2000 issue that would materially impact the Company's results of operations.

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

The Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner and to minimize the Company's exposure. If these steps were not taken, or are not completed in a timely manner, the Year 2000 issue could have a significant impact on the operations of the Company. The project is estimated to be completed during 1999, which is prior to any anticipated impact on its operating systems. Based on the progress and results of the Year 2000 project thus far, the Company believes that the Year 2000 issue should not pose significant operational problems. However, in the event that the Company's efforts have not addressed all potential systems problems, a contingency plan is being developed to enable business operations to continue. This contingency plan involves reducing the scope and duration of any disruptions by having sufficient personnel and other resources in place prior to the first business day in the Year 2000 to test appropriate internal systems and diagnose and address any failures which would have an impact on continuing operations. The total Year 2000 project cost is estimated to be immaterial to the Company's results of operations.

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

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings

The Company has previously reported that it is a party to actions arising from the issuance by the Federal Aviation Administration (the "FAA") in January 1996 of Airworthiness Directive 96-01-03 (the "AD"). Actions with respect to nine of the ten aircraft affected by the AD have been consolidated in the Federal District Court for the Northern District of California. These cases have been scheduled for trial beginning April 3, 2000.

On August 27, 1999 the United States District Court for the Western District of Washington dismissed GATX/Airlog Company's action against the FAA, GATX/Airlog
v. United States of America (No. C98-1029). This dismissal was based on the Court's determination that the governmental discretionary function exception to the Federal Tort Claims Act is applicable to the action against the FAA. The Company believes the Court's ruling is erroneous. A notice of appeal to the Circuit Court of Appeals for the Ninth Circuit has been filed.

On October 27, 1999, the Court ruled on Evergreen's December 12, 1998 motion for partial summary judgement in GATX/Airlog Company v. Evergreen International Airlines (No. C-96-2494 WHO). The Court ruled: (1) the limitation on damages clause in the contracts which precludes consequential damages is not unenforceable as a matter of law; (2) the contracts under which certain Evergreen planes were converted included a warranty of the modification design;
(3) certain claims by Evergreen are not barred by the statute of limitations; and (4) as to one airplane modification, which was guaranteed by the Company, the Company can be held liable if any judgement were imposed against GATX/Airlog. The Court also ruled that whether any warranty was breached is a triable issue of fact.

While the results of any litigation are impossible to predict with certainty, the Company believes that the claims arising out of the issuance of the AD are without merit, and that the Company and GATX/Airlog Company have adequate defenses thereto.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

    10. Airbus Purchase Agreement*

    27. Financial Data Schedule

        *Confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission with a request for confidential treatment pursuant to Rule 24B-2.

(b) The Company filed current reports on Form 8-K on September 29, 1999 and October 1, 1999 under Item 5., Other Events.

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


November 12, 1999