Form 10-K
period 1999-12-31
GATX CAPITAL CORP
filed 2000-03-30
CIK 357019

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


        For the Year Ended                       Commission File Number
        December 31, 1999                                1-8319

                            GATX CAPITAL CORPORATION


        Incorporated in the           IRS Employer Identification Number
        State of Delaware                         94-1661392

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


As of March 30, 2000, Registrant has outstanding 1,031,250 shares of $1 par value Common Stock.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) and
(b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                       DOCUMENTS INCORPORATED BY REFERENCE



              Document                                           Part of Form 10-K
              --------                                           -----------------
Annual Report to Stockholder for                                 Part II Items 7 & 8
     Fiscal Year ended December 31, 1999
        (the "Annual Report")

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

Form 10-K for the Year Ended                                     Part IV Item 14(a)3
     December 31, 1990 filed with the
        Commission on March 30, 1991

Form 10-K for the Year Ended                                     Part IV Item 14(a)3
     December 31, 1992 filed with the
        Commission on March 31, 1993

Form 10-K for the Year Ended                                     Part IV Item 14(a)3
     December 31, 1994 filed with the
        Commission on March 27, 1995

Form 10-K for the Year Ended                                     Part IV Item 14(a)3
     December 31, 1995 filed with the
        Commission on March 28, 1996

Form 10-Q for the Quarter Ended                                  Part IV Item 14(a)3
     September 30, 1998 filed with the
        Commission on November 16, 1998


                                     PART I

Item 1.  Business

GATX Capital Corporation and its subsidiaries (the "Company") provides asset-based financing, structures transactions for investment by other lessors, and manages lease portfolios for third parties. Asset-based financing is provided primarily to the aircraft, rail, technology, warehouse, production, and marine industries. These financings, which are held within the Company's own portfolio and through partnerships with coinvestors, are structured as leases and secured loans, and frequently include interests in the asset's residual value. For its transaction structuring and portfolio management services, the Company receives fees when the transaction is completed, when an asset is remarketed, and/or on an ongoing basis.

The Company competes with captive leasing companies, leasing subsidiaries of commercial banks, independent leasing companies, lease brokers, investment bankers, and financing arms of equipment manufacturers.

Information concerning financial data of business segments and the basis for grouping products or services is contained in Exhibit 13, GATX Annual Report to Shareholders for the year ended December 31, 1999 on pages 29 through 33, which is incorporated herein by reference (page references are to the Annual Report to Shareholders).

Item 2.  Properties

The Company leases all of its office space and owns no materially important physical properties other than those related directly to its investment portfolio. The Company's principal offices are rented under a twelve year lease expiring in 2003.

Item 3.  Legal Proceedings

The Company is a party to actions arising from the issuance by the Federal Aviation Administration (the "FAA") in January 1996 of Airworthiness Directive 96-01-03 (the "AD"). The AD has the effect of significantly reducing the amount of freight that ten 747 aircraft may carry. These aircraft (the "Affected Aircraft") were modified from passenger to freighter configuration by GATX/Airlog Company ("Airlog") a California general partnership. A subsidiary of the Company, GATX Aircraft Corporation, is a partner in Airlog. The modifications were carried out between 1988 and 1994 by subcontractors of Airlog under authority of Supplemental Type Certificates ("STC's") issued by the FAA in 1987 pursuant to a design approved by the FAA. In the AD, the FAA stated that the STC's were issued "in error."

On July 11, 1996 Airlog filed a complaint for Declaratory Judgment against Evergreen International Airlines, Inc. ("Evergreen") in the United States District Court for the Northern District of California (No. C96-2494) with respect to three Affected Aircraft seeking a declaration that neither Airlog nor the Company has any liability to Evergreen as a result of the issuance of the AD. Evergreen filed an answer and counterclaim on August 1, 1996, asserting that Airlog and the Company are liable to it under a number of legal theories in connection with the application of the AD to its three Affected Aircraft. Evergreen alleges approximately $160 million in compensatory damages and also seeks unspecified punitive damages.

On June 5, 1997, the Court ruled on Airlog's previously filed motion for partial summary judgment against Evergreen. The Court ruled that the Purchase Agreement covering one Evergreen aircraft was a contract for the sale of goods, and that claims thereunder were barred by the four-year statute of limitations under the California Commercial Code (the "Code"); but that the Modification Agreements covering two aircraft owned by Evergreen were contracts of services not governed by the Code, and that any applicable statute of limitations did not begin to run until Evergreen had, or should have had, knowledge of the alleged breach. The Court also denied Airlog's motion for Summary Judgment with respect to Evergreen's counterclaim in which it alleged that Airlog negligently misrepresented certain facts, which purportedly induced Evergreen to enter into the Purchase and Modification Agreements. The Court's ruling bars Evergreen from recovering under its claim for breach of warranty under the Purchase Agreement, and permits Evergreen to proceed with its claim for breach of warranty under the

Modification Agreements and its claim of negligent misrepresentation.

On October 27, 1999 the Court issued its ruling on Evergreen's previously filed motion for partial summary judgment regarding two Affected Aircraft. The Court ruled : (i) the limitation on damages clause in the contracts under which the Evergreen planes were converted which precludes consequential damages is not unenforceable, (ii) the contracts included a warranty of the modification design
(iii) certain claims by Evergreen are not barred by the statute of limitations and (iv) as to one airplane modification, which was guaranteed by the Company, the Company can be held liable if any judgement were imposed against Airlog. The Court also ruled that whether any warranty was breached is a triable issue of fact.

On January 31, 1997, American International Airways, Inc. ("AIA") filed a complaint in the United States District Court for the Northern District of California (C97-0378) against Airlog, the Company, Airlog Management Corp., and others asserting that Airlog and the Company are liable to it under a number of legal theories in connection with the application of the AD to two Affected Aircraft owned by AIA. The Complaint seeks damages (to be trebled under one count of the complaint) of an unspecified amount relating to lost revenues, lost profits, denied access to capital markets, repair costs, disruption of its business plan, lost business opportunities, maintenance and engineering costs, and other additional consequential, direct, incidental and related damages. The Complaint asks in the alternative for a rescission of AIA's agreements with Airlog, a return of amounts paid, and for injunctive relief directing that Airlog, and certain individual defendants, properly staff and manage the correction of the alleged deficiencies that caused the FAA to issue the AD. The AIA claim was recently assigned to Kalitta Air ("Kalitta Air"). Kalitta Air alleges $480 million in compensatory damages, trebling of such damages pursuant to 18 U.S.C. 1964, prejudgment interest and unspecified punitive damages.

On June 4, 1997, Tower Air, Inc. filed an action in the Supreme Court of the State of New York, County of New York (Index No. 97/602851) against the Company, Airlog, an officer of the Company and others with respect to one Affected Aircraft it leased and subsequently purchased from a trust for the benefit of an affiliate of Airlog in December 1994. This action asserts causes of action in fraud and deceit, negligent misrepresentation, breach of contract and negligence and seeks damages in excess of $25 million together with interest, costs, attorneys' fees, and unspecified punitive damages.

On February 25, 1998, The Bank of New York ("BNY") filed an action, as purported beneficial owner of an Affected Aircraft, in the United States District Court for the Northern District of California (No. C98-0385) against Airlog, the Company and others. This aircraft was originally converted by Airlog for Evergreen. This action seeks declaratory relief and asserts claims for breach of contract, intentional misrepresentation, nondisclosure of known facts, negligence, negligent misrepresentation, and unfair competition. BNY alleges approximately $19 million in compensatory damages, prejudgment interest and unspecified punitive damages.

On June 15, 1998, General Electric Capital and PALC II, Inc. (collectively "GECC") filed a complaint in the United States District Court for the Northern District of California (C98-2387) against Airlog, the Company, and others with respect to three Affected Aircraft. These aircraft were modified in 1991 and 1992. In the action GECC asserts that the defendants are liable to it under a number of legal theories in connection with the application of the AD to the three aircraft owned by GECC. GECC alleges approximately $100 million in compensatory damages, trebling of such damages pursuant to 18 U.S.C. 1964, prejudgment interest and unspecified punitive damages.

Airlog, the Company, and others have filed an action in the United States District Court for the Northern District of California against Pemco Aeroplex, Inc. (C97-2484WHO), a contractor for Airlog which obtained the STCs and modified certain of the Affected Aircraft, alleging causes of action for fraudulent and negligent misrepresentation, breach of contract, professional negligence, implied and equitable indemnity, and contribution. This action seeks a judgment awarding the plaintiffs any and all damages, costs and expenses in connection with the resolution of the concerns of the FAA as expressed in the AD or relating to it, repairing the Affected Aircraft, defending against the litigation involving the plaintiffs arising from the Affected Aircraft, paying any judgments against plaintiffs that may be entered in said litigation and attorneys' fees incurred by the plaintiffs in connection with defending said litigation. In February 2000, Airlog stipulated to the dismissal of its fraudulent, negligent and innocent misrepresentation and professional negligence causes of action against Pemco Aeroplex, Inc.

On July 24, 1998, Airlog filed an action in United States District Court for the Western District of Washington against the United States of America (C98-1029). This action is to recover losses suffered by Airlog as a result of the alleged negligence of the FAA in the development and approval of the design to convert the Affected Aircraft from passenger to freighter configuration. The complaint seeks damages in excess of $8.3 million representing the expenses incurred by Airlog in responding to the AD and legal fees and costs incurred by Airlog in defending the litigation described above. On August 27, 1999 the Court dismissed Airlog's action against the United States. This dismissal was based on the Court's determination that the governmental discretionary function exception to the Federal Tort Claims Act is applicable to Airlog's claim. Airlog is appealing that decision to the Circuit Court of Appeals for the Ninth Circuit.

On January 25, 1999, the FAA issued a letter to Airlog stating that satisfactory accomplishment of a number of Airlog generated Service Bulletins on an Affected Aircraft would remove the limitations of the AD. On or about February 26, 1999 the first Affected Aircraft, owned by Evergreen, returned to revenue service.

Actions with respect to nine of the ten Affected Aircraft have been consolidated for trial in the Federal District Court for the Northern District of California. On February 1, 2000 the judge assigned to these cases recused himself. The case has been assigned to a new judge. As a result of this reassignment, the trial of these cases, which had been set for April 3, 2000, has been removed from the calendar.

While the results of any litigation are impossible to predict with certainty, the Company believes that each of the foregoing claims brought against it is without merit, and that the Company and Airlog have adequate defenses thereto.

Item 4. Submission of Matters to a Vote of Security Holders

Omitted under provisions of the reduced disclosure format.


                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

Not applicable. All common stock of the Registrant is held by GATX Financial Services, Inc. (a wholly-owned subsidiary of GATX Corporation). Information regarding dividends is shown on the consolidated statements of income and retained earnings which are included in Item 8.

Item 6. Selected Financial Data

Omitted under provisions of the reduced disclosure format.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Incorporated herein by reference to the Annual Report, pages 29-33, included as
Exhibit 13 of this document.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Incorporated herein by reference to the Annual Report, page 32, included as
Exhibit 13 of this document.

Item 8. Financial Statements and Supplementary Data

The following consolidated financial statements of GATX Capital Corporation, included in the Annual Report (Exhibit 13), are incorporated herein by reference (page references are to the Annual Report):


   Consolidated Statements of Income for the years ended
     December 31, 1999, 1998, and 1997                                       Page 34

   Consolidated Balance Sheets as of December 31, 1999 and 1998              Page 35

   Consolidated Statements of Cash Flows for the years ended
     December 31, 1999, 1998, and 1997                                       Page 36

   Consolidated Statements of Changes in Stockholder's Equity
     As of December 31, 1999, 1998, and 1997                                 Page 37

   Notes to Consolidated Financial Statements                                Pages 38-53


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Items 10, 11, 12 & 13

    Omitted under provisions of the reduced disclosure format.


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. Financial statements

The following consolidated financial statements of GATX Capital Corporation that are included in the Annual Report to Stockholders for the year ended December 31, 1999, are filed in response to Item 8:

    Consolidated Statements of Income for the years ended December 31, 1999, 1998, and 1997
    Consolidated Balance Sheets as of December 31, 1999 and 1998
    Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997
    Consolidated Statements of Changes in Stockholder's Equity as of
    December 31, 1999, 1998, and 1997
    Notes to Consolidated Financial Statements

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

            10(d) Credit Agreement among the Company, its two subsidiaries operating in Canada, and the Bank of Montreal, dated
                        December 14, 1992.(4)

            10(e) First Amendment, dated June 20, 1993 to Credit Agreement referred to in 10(d).(5)

            10(f)       Second Amendment, dated June 14, 1994, to Credit
                        Agreement referred to in 10(d).

            10(g)       Third Amendment, dated December 1, 1994, to Credit
                        Agreement referred to in 10(d).(5)

            12          Ratio of Earnings to Fixed Charges.(7)

            13          Annual report to Shareholder, pages 30-63.(7)

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

Item 14(b). Reports of Form 8-K

Not Applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           GATX CAPITAL CORPORATION
                                           ------------------------
                                           (Registrant)


                                           By  / s/  Jesse V. Crews
                                           ------------------------
                                           Jesse V. Crews
                                           President, Chief Executive Officer
                                           and Director


                                           March 30, 2000



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



By  / s/  Jesse V. Crews                         By  / s/  Jack F. Jenkins-Stark
------------------------                         -------------------------------
Jesse V. Crews                                   Jack F. Jenkins-Stark
President, Chief Executive Officer               Senior Vice President and
and Director                                     Chief Financial Officer

Dated: March 30, 2000                            Dated: March 30, 2000



By  / s/  Delphine M. Regalia                    By  / s/  Brian A. Kenney
-----------------------------                    -------------------------
Delphine M. Regalia                              Brian A. Kenney
Principal Accounting Officer                     Director
and Controller

Dated: March 30, 2000                            Dated: March 30, 2000



By  / s/  Kathryn G. Jackson                     By  / s/  Alan C. Coe
----------------------------                     ---------------------
Kathryn G. Jackson                               Alan C. Coe
Executive Vice President                         Executive Vice President
and Director                                     and Director

Dated: March 30, 2000                            Dated: March 30, 2000

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
GATX Capital Corporation

We have audited the accompanying consolidated financial statements of GATX Capital Corporation (a wholly-owned subsidiary of GATX Corporation) and subsidiaries listed in the accompanying index to financial statements (Item 14
(a)). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements listed in the accompanying index to financial statements (Item 14 (a)) present fairly, in all material respects, the consolidated financial position of GATX Capital Corporation and subsidiaries at December 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



                                                       ERNST & YOUNG LLP

San Francisco, California
January 28, 2000