Form 10-Q
period 2000-03-31
GATX CAPITAL CORP
filed 2000-05-12
CIK 357019

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
      15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended                           Commission File Number
        March  31, 2000                                       1-8319


                                  [GATX LOGO]



                            GATX CAPITAL CORPORATION


     Incorporated in the                     IRS Employer Identification Number
      State of Delaware                                  94-1661392


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


As of May 10, 2000, Registrant has outstanding 1,031,250 shares of $1 par value Common Stock.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) and
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

GATX CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(IN THOUSANDS)


                                                                       Three Months Ended
                                                                            March 31,
                                                                    -------------------------
                                                                       2000            999
                                                                    ---------      ----------
                                                                          (Unaudited)
REVENUES:
  Lease income                                                      $ 107,477      $  72,744
  Equity earnings from investment in joint ventures                    18,878         13,448
  Other                                                                15,533          5,697
  Interest                                                             10,443          8,380
  Gain on sale of assets                                                9,286         18,132
  Fees                                                                  4,727          8,788
                                                                   ----------     ----------
                                                                      166,344        127,189
                                                                   ----------     ----------
EXPENSES:

  Operating leases                                                     62,007         39,548
  Interest                                                             38,161         27,957
  Selling, general & administrative                                    25,799         21,774
  Provision for losses on investments                                   2,000          2,749
  Other                                                                 1,186          1,151
                                                                   ----------     ----------
                                                                      129,153         93,179
                                                                   ----------     ----------
  Income from continuing operations before income taxes                37,191         34,010
  Provision for income taxes                                           14,430         13,750
                                                                   ----------     ----------
INCOME FROM CONTINUING OPERATIONS                                      22,761         20,260

DISCONTINUED OPERATIONS:

   Loss from discontinued operations (net of $873 tax benefit)              -         (2,315)
                                                                   ----------      ---------
NET INCOME                                                          $  22,761      $  17,945
                                                                   ==========      =========

GATX CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                     March 31,       December 31,
                                                       2000              1999
                                                   ------------      ------------
                                                    (Unaudited)
ASSETS:
Cash and cash equivalents                          $    61,647       $    45,817
Investments:
   Direct financing leases                             494,360           477,739
   Leveraged leases                                    193,484           170,066
   Operating lease equipment-
        net of depreciation                          1,023,137           960,123
   Secured loans                                       426,224           358,001
   Investment in joint ventures                        717,361           667,648
   Assets held for sale or lease                        31,944            36,993
   Other investments                                   203,045           197,096
   Investment in future residuals                       13,048            14,538
   Allowance for losses on investments                (106,465)         (109,771)
                                                   -----------       -----------
          Total investments                          2,996,138         2,772,433
                                                   -----------       -----------
Due from Parent                                         67,976            46,705
Other assets                                            84,040            76,736
                                                   -----------       -----------
TOTAL ASSETS                                       $ 3,209,801       $ 2,941,691
                                                   ===========       ===========
LIABILITIES AND STOCKHOLDER'S EQUITY:
Accrued interest                                   $    38,141       $    17,366
Accounts payable and other liabilities                 114,084           147,797
Debt financing:
   Commercial paper and bankers' acceptances           264,959           128,927
   Notes payable                                         5,635             5,454
   Obligations under capital leases                      9,163             7,253
   Senior term notes                                 1,620,000         1,625,000
                                                   -----------       -----------
          Total debt financing                       1,899,757         1,766,634
                                                   -----------       -----------
Nonrecourse obligations                                468,365           397,849
Deferred income                                         12,908            10,714
Deferred income taxes                                  191,647           143,560

Stockholder's equity:
   Convertible preferred stock, par value $1,
       and additional paid-in capital                  125,000           125,000
   Common stock, par value $1, and
      additional paid-in capital                        28,960            28,960
   Accumulated other comprehensive income               41,454            27,661
   Retained earnings                                   289,485           276,150
                                                   -----------       -----------
          Total stockholder's equity                   484,899           457,771
                                                   -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY         $ 3,209,801       $ 2,941,691
                                                   ===========       ===========

GATX CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)



                                                                        Three Months Ended
                                                                              March 31,
                                                                    -------------------------
                                                                        2000           1999
                                                                    ---------       ---------
                                                                            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $  22,761       $  17,945
Reconciliation of net income to net cash flows
provided by operating activities:
   Provision for losses on investments                                  2,000           2,749
   Depreciation expense                                                52,294          29,235
   Provision for deferred income taxes                                 39,887           7,729
   Gain on sale of assets                                              (9,286)        (18,132)
   Joint venture income, net of cash dividends                        (12,413)         (8,100)
   Changes in assets and liabilities:
      Other assets                                                     (7,645)         12,693
      Due from Parent                                                 (21,271)          3,999
      Accrued interest, accounts payable and other liabilities        (13,688)        (23,965)
      Deferred income                                                   2,194           8,981
      Other - net                                                      (6,748)          3,887
                                                                   ----------       ---------
Net cash flows provided by operating activities                        48,085          37,021
                                                                   ----------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in leased equipment, net of
       nonrecourse borrowings for leveraged leases                   (155,944)        (88,643)
Loans extended to borrowers                                          (113,942)        (74,638)
Other investments                                                     (55,795)        (51,793)
                                                                   ----------       ---------
   Total investments                                                 (325,681)       (215,074)
                                                                   ----------       ---------
Lease rents received, net of earned income and
        leveraged lease nonrecourse debt service                       33,519          54,070
Loan principal received                                                41,645          13,529
Proceeds from sale of assets                                           12,026          71,880
Joint venture investment recovery                                      12,023           1,901
                                                                   ----------       ---------
   Recovery of investments                                             99,213         141,380
                                                                   ----------       ---------
Net cash flows used in investing activities                          (226,468)        (73,694)
                                                                   ----------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior term notes                                 -         100,000
Proceeds from nonrecourse obligations                                 121,657          19,828
Proceeds from capital lease obligation                                  1,910               -
Repayment of senior term notes                                         (5,000)        (30,000)
Repayment of capital lease obligations                                      -             (51)
Repayment of nonrecourse obligations                                  (51,141)        (38,458)
Net increase (decrease) in short-term borrowings                      136,213          (4,833)
Dividends paid to stockholder                                          (9,426)         (8,500)
                                                                   ----------       ---------
Net cash flows provided by financing activities                       194,213          37,986
                                                                   ----------       ---------
Net  increase in cash and cash equivalents                             15,830           1,313
Cash and cash equivalents at beginning of period                       45,817          67,975
                                                                   ----------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $   61,647       $  69,288
                                                                   ==========       =========

GATX CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED, IN THOUSANDS)



                                                            Three Months Ended
                                                                 March 31
                                                         -----------------------
                                                           2000           1999
                                                         --------       --------
Net income                                               $ 22,761       $ 17,945

Other comprehensive gain (loss), net of tax:

     Foreign currency translation adjustment               (1,883)           443

     Unrealized gain (loss) on securities, net of
          reclassification adjustments (a)                 15,677         (1,453)
                                                         --------       --------
Other comprehensive gain (loss)                            13,794         (1,010)
                                                         --------       --------
COMPREHENSIVE INCOME                                     $ 36,555       $ 16,935
                                                         ========       ========
(a) Reclassification adjustments:
       Unrealized gain on securities                     $ 24,192       $    933
       Less - Reclassification adjustment for gains
                   realized included in net income         (8,515)        (2,386)
                                                         --------       --------
       Net unrealized gain (loss) on securities          $ 15,677       $ (1,453)
                                                         ========       ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000 AND 1999


1. The consolidated balance sheet of GATX Capital Corporation and its subsidiaries (the "Company") at December 31, 1999 was derived from the audited financial statements at that date. All other consolidated financial statements are unaudited and include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations and financial position for and as of the end of the indicated periods. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be achieved for the entire year.

2. Certain prior year amounts have been reclassified to conform to current presentation.

3. The Company is engaged in various matters of litigation and has unresolved claims pending. In one matter, the Company, through an affiliate, is the subject of litigation related to the conversion of certain aircraft from passenger to freighter configuration. While the amounts claimed in this matter and other matters are substantial, and the ultimate liability with respect to such claims cannot be determined at this time, management believes that damages, if any, required to be paid by the Company in the discharge of such liability could be material to the results of operations for a given quarter or year, but are not likely to be material to the Company's consolidated financial position.

4. The Company uses interest rate and currency swap agreements, and forward sale agreements, as hedges that manage the exposure to interest rate, market rate, and currency exchange rate risk on existing and anticipated transactions. To qualify for hedge accounting, the derivative instrument must be identified with and reduce the risk arising from a specific transaction. Interest income or expense on interest rate swaps is accrued and recorded as an adjustment to the interest income or expense related to the hedged item. Realized and unrealized gains on currency swaps are deferred and included in the measurement of the hedged investment over the term of the contract. Fair value changes arising from forward sale agreements are deferred in the investment section of the balance sheet and recognized in other comprehensive income in stockholder's equity in conjunction with the designated hedged item.

      The Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, is required to be adopted in years beginning after June 15, 2000. The Company is in the process of assessing the impact that adoption of SFAS No. 133 will have on its financial position and results of operations.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Overview

The Company is a diversified international financial services company. Revenues arise from providing asset-based financing for transportation, industrial and information technology equipment, financing venture-backed and high-technology companies, managing assets for outside parties, and providing transaction structuring, residual guarantees and asset remarketing services.

Net income earned during the three months ended March 31, 2000, was $22.8 million, up $4.8 million from the same period last year.

Revenues

Investment income, which includes lease income, equity earnings from investments in joint ventures, and interest, increased $42.2 million during the three-month period ended March 31, 2000, compared to the same period in 1999. This increase in revenue corresponds to an approximately $803 million increase in investment balances in the first quarter of 2000 compared to the same period last year.

In addition, other income of $15.5 million for the first quarter 2000 was $9.8 million greater than during the same period in 1999, primarily due to sales of stocks and warrants received from financing non-public, start-up companies.

Asset remarketing income includes gains on the sale of the Company's investment assets, fees for providing remarketing services to third parties, and proceeds from the sale of non-owned assets in which the Company has a residual share. Fee income from asset remarketing services is generally performance-based, and although not necessarily consistent from year to year, represents a core component of the Company's business and a historically significant component of total income. Asset remarketing income totaled $9.5 million for the first quarter of 2000 compared to $23.3 million for the same period in 1999. Gains on sales of Company investment assets were $9.3 million and $18.1 million for first quarter of 2000 and 1999, respectively. Residual sharing fees were $0.2 million and $5.2 million for the first quarter of 2000 and 1999, respectively.

The Company sold its technology equipment sales and service business segment in June 1999; accordingly, the Company reclassified all of the segment's revenue and expenses to income from discontinued operations for the first quarter of 1999.


Expenses

Operating lease expense includes depreciation of operating lease equipment and rent expense on off-balance sheet financing. Operating lease expense was $62.0 million during the first quarter of 2000 compared to $39.5 million during the same period last year, primarily due to an approximately $438 million increase in operating lease balances in the first quarter of 2000 compared to the same period last year.

The $10.2 million increase in interest expense corresponds to a $622 million increase in debt balances in the first quarter of 2000 compared to the same period last year.

Selling, general and administrative expenses were $4.0 million higher in the first quarter of 2000 than the first quarter of 1999 due to higher human resources and other administrative expenses associated with an overall increase in business activity.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

The Company generates cash from operations and investment portfolios, and has certain facilities for borrowing. In addition, certain lease transactions are financed by obtaining nonrecourse loans equal to the present value of some or all of the rental streams. During the three months ended March 31, 2000, the Company used cash, $136 million of it from short-term borrowings, to fund $326 million of new investments and to repay $5 million of senior term notes.

At March 31, 2000, the Company had borrowing capacity consisting of $1,015 million remaining under its Series G shelf registration, $45 million of unused capacity under its commercial paper and bankers' acceptances credit agreements, and $35 million remaining under a stand-alone bank facility maintained by one of the Company's subsidiaries.

A $561 million increase in quarterly average total debt financing in 2000 compared to the first quarter of 1999, partially offset by an increase in equity, caused the Company's debt to equity ratio to increase to 3.9:1 at March 31, 2000 compared to 3.2:1 at March 31, 1999. At March 31, 2000, the Company could borrow an additional $929 million and still meet the 4.5:1 leverage ratio defined in its bank credit agreements.

In 1999, the Company maintained the proceeds from the sale of certain assets in a trust with a qualified intermediary pending the identification and acquisition of qualified replacement assets in order to affect a like-kind exchange for federal income tax purposes. The amounts in trust were classified as cash and cash equivalents in the accompanying balance sheet. The amount in trust at March 31, 1999 was $29.2 million.

The Company's capital structure includes both fixed and floating rate debt. The Company ensures a stable margin over its cost of funds by managing the relationship of its fixed and floating rate investments to its fixed and floating rate borrowings.

At March 31, 2000, the Company had approved unfunded transactions totaling approximately $2.1 billion, approximately $538 million of which is expected to fund during the remainder of 2000. Once approved for funding, a transaction may not be completed for various reasons, or the investment may be shared with partners or sold.


YEAR 2000 DISCLOSURE

Throughout 1999 the Company addressed what is commonly referred to as the Year 2000 problem. As expected, the Company did not experience any significant Year 2000 problems and does not believe it has any continued exposure to Year 2000 issues.


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

PART II.  OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    27. Financial Data Schedule

(b) The Company filed no reports on Form 8-K during the three months ended March 31, 2000.




Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    GATX CAPITAL CORPORATION


                                    /s/ Curt F. Glenn
                                    ---------------------------------------
                                    Curt F. Glenn
                                    Senior Vice President and Chief
                                    Financial Officer



                                    /s/ Delphine M. Regalia
                                    ---------------------------------------
                                    Delphine M. Regalia
                                    Principal Accounting Officer and
                                    Controller








May 12, 2000

                                 EXHIBIT INDEX

       Item
        No.       Description
      ------     -------------
        27.   Financial Data Schedule
