Form 10-Q
period 2000-06-30
GATX CAPITAL CORP
filed 2000-08-14
CIK 357019

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarter Ended                   Commission File Number
            June 30, 2000                                 1-8319



                              [GATX CAPITAL LOGO]



                            GATX CAPITAL CORPORATION


         Incorporated in the               IRS Employer Identification Number
          State of Delaware                             94-1661392


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


As of August 11, 2000, Registrant has outstanding 1,031,250 shares of $1 par value Common Stock.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) and
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GATX CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED, IN THOUSANDS)


                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                          JUNE 30                       JUNE 30
                                                   -----------------------       -----------------------
                                                     2000          1999            2000          1999
                                                   --------      ---------       --------      ---------
REVENUES:

  Lease income                                     $106,048      $  74,727       $213,525      $ 147,926
  Equity earnings from investment
     in joint ventures                               25,325         13,993         44,203         27,441
  Interest                                           13,977          8,770         24,420         17,150
  Gain on sale of assets                              9,127         22,566         18,413         40,698
  Gain on sale of securities                          8,611          3,593         22,621          8,202
  Fees                                                5,079          5,097          9,806         13,886
  Other                                               3,192          2,178          4,715          3,356
                                                   --------      ---------       --------      ---------
                                                    171,359        130,924        337,703        258,659
                                                   --------      ---------       --------      ---------
EXPENSES:

  Operating leases                                   61,682         40,737        123,689         80,255
  Interest                                           41,488         27,272         79,649         55,229
  Selling, general & administrative                  31,231         27,535         57,030         49,885
  Provision for losses on investments                 2,000          2,750          4,000          5,499
  Other                                               1,342          1,191          2,528          2,342
                                                   --------      ---------       --------      ---------
                                                    137,743         99,485        266,896        193,210
                                                   --------      ---------       --------      ---------

  Income from continuing operations
     before income taxes                             33,616         31,439         70,807         65,449
  Provision for income taxes                         13,539         12,512         27,969         26,262
                                                   --------      ---------       --------      ---------
INCOME FROM CONTINUING OPERATIONS                    20,077         18,927         42,838         39,187

DISCONTINUED OPERATIONS:
   Loss from discontinued operations,
     net of income taxes                                 --         (2,327)            --         (4,642)
   Gain from sale of discontinued operations,
     net of income tax benefits of $1,853                --          2,137             --          2,137

                                                   --------      ---------       --------      ---------
NET INCOME                                         $ 20,077      $  18,737       $ 42,838      $  36,682
                                                   ========      =========       ========      =========

GATX CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)


                                                       JUNE 30,         DECEMBER 31,
                                                         2000               1999
                                                      -----------       ------------
                                                      (UNAUDITED)
ASSETS:
Cash and cash equivalents                             $    39,018       $    45,817
Investments:
   Direct financing leases                                549,314           477,739
   Leveraged leases                                       206,664           170,066
   Operating lease equipment-net of depreciation        1,083,611           960,123
   Secured loans                                          505,013           358,001
   Investment in joint ventures                           768,649           667,648
   Assets held for sale or lease                           27,543            36,993
   Other investments                                      190,612           197,096
   Investment in future residuals                           5,667            14,538
   Allowance for losses on investments                   (103,332)         (109,771)
                                                      -----------       -----------
          Net investments                               3,233,741         2,772,433
                                                      -----------       -----------

Due from Parent                                            36,437            46,705
Other assets                                              107,363            76,736
                                                      -----------       -----------
TOTAL ASSETS                                          $ 3,416,559       $ 2,941,691
                                                      ===========       ===========

LIABILITIES AND STOCKHOLDER'S EQUITY:
Accrued interest                                      $    18,543       $    17,366
Accounts payable and other liabilities                    140,494           147,797
Debt financing:
   Commercial paper and bankers' acceptances              251,309           128,927
   Notes payable                                          103,192             5,454
   Obligations under capital leases                         7,133             7,253
   Senior term notes                                    1,726,000         1,625,000
                                                      -----------       -----------
          Total debt financing                          2,087,634         1,766,634
                                                      -----------       -----------
Nonrecourse obligations                                   452,707           397,849
Deferred income                                            17,356            10,714
Deferred income taxes                                     173,568           143,560

Stockholder's equity:
   Convertible preferred stock, par value $1,
       and additional paid-in capital                     125,000           125,000
   Common stock, par value $1, and
      additional paid-in capital                           63,960            28,960
   Accumulated other comprehensive income                  37,252            27,661
   Retained earnings                                      300,045           276,150
                                                      -----------       -----------
          Total stockholder's equity                      526,257           457,771
                                                      -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY            $ 3,416,559       $ 2,941,691
                                                      ===========       ===========

GATX CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED, IN THOUSANDS)


                                                                          SIX MONTHS ENDED
                                                                             JUNE 30,
                                                                    -------------------------
                                                                      2000            1999
                                                                    ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $  42,838       $  36,682
Reconciliation of net income to net cash flows
provided by operating activities:
   Provision for losses on investments                                  4,000           5,499
   Depreciation expense                                               104,068          60,418
   Provision for deferred income taxes                                 29,929          26,698
   Gain on sale of assets                                             (18,413)        (40,698)
   Gain on sale of discontinued operations                                 --          (2,137)
   Joint venture income, net of cash dividends                        (25,896)        (16,653)
   Changes in assets and liabilities:
      Other assets                                                    (32,377)            (44)
      Due from Parent                                                  10,268          (9,432)
      Accrued interest, accounts payable and other liabilities        (11,544)        (16,837)
      Deferred income                                                   6,642           8,403
      Other - net                                                       4,301           8,022
                                                                    ---------       ---------
Net cash flows provided by operating activities                       113,816          59,921
                                                                    ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in leased equipment, net of
       nonrecourse borrowings for leveraged leases                   (291,603)       (183,656)
Loans extended to borrowers                                          (216,502)       (131,551)
Other investments                                                    (224,111)        (93,961)
                                                                    ---------       ---------
   Total investments                                                 (732,216)       (409,168)
                                                                    ---------       ---------
Lease rents received, net of earned income and
        leveraged lease nonrecourse debt service                       66,439          90,231
Loan principal received                                                63,371          25,458
Proceeds from sale of assets                                           45,109         142,785
Joint venture investment recovery                                      44,767           3,594
                                                                    ---------       ---------
   Recovery of investments                                            219,686         262,068
                                                                    ---------       ---------
Net cash flows used in investing activities                          (512,530)       (147,100)
                                                                    ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of senior term notes                           150,000         125,000
Proceeds from nonrecourse obligations                                 570,775          61,675
Proceeds from capital lease obligation                                  1,910              --
Proceeds from additional paid-in capital                               35,000              --
Net increase in short-term borrowings                                 220,120          68,180
Repayment of senior term notes                                        (49,000)        (88,600)
Repayment of capital lease obligations                                 (2,030)         (1,752)
Repayment of nonrecourse obligations                                 (515,917)        (79,775)
Dividends paid to stockholder                                         (18,943)        (15,372)
                                                                    ---------       ---------
Net cash flows provided by financing activities                       391,915          69,356
                                                                    ---------       ---------

Net decrease in cash and cash equivalents                              (6,799)        (17,823)
Cash and cash equivalents at beginning of period                       45,817          67,975
                                                                    ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $  39,018       $  50,152
                                                                    =========       =========

GATX CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED, IN THOUSANDS)


                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                 JUNE 30                       JUNE 30
                                                         -----------------------       -----------------------
                                                           2000           1999           2000           1999
                                                         --------       --------       --------       --------
Net income                                               $ 20,077       $ 18,737       $ 42,838       $ 36,682

Other comprehensive gain (loss), net of tax:

     Foreign currency translation adjustment                2,120           (924)           237           (481)

     Unrealized gain (loss) on securities, net of
          reclassification adjustments (a)                 (6,322)        12,025          9,354         10,572
                                                         --------       --------       --------       --------
Other comprehensive gain (loss)                            (4,202)        11,101          9,591         10,091
                                                         --------       --------       --------       --------

COMPREHENSIVE INCOME                                     $ 15,875       $ 29,838       $ 52,429       $ 46,773
                                                         ========       ========       ========       ========
(a) Reclassification adjustments:
       Unrealized gain (loss) on securities              $ (1,089)      $ 14,624       $ 23,102       $ 15,557
       Less - Reclassification adjustment for gains
                   realized included in net income         (5,233)        (2,599)       (13,748)        (4,985)
                                                         --------       --------       --------       --------
       Net unrealized gain (loss) on securities          $ (6,322)      $ 12,025       $  9,354       $ 10,572
                                                         ========       ========       ========       ========

GATX CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2000 AND 1999


1.   BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of GATX Capital Corporation and its subsidiaries (the "Company"), which is an active investor in a wide variety of asset-based financing. The Company's consolidated balance sheet at December 31, 1999 was derived from the audited financial statements at that date.

     The unaudited interim consolidated financial statements and related unaudited financial information in the footnotes have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial statements. Such interim financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company and the results of its operations and its cash flows for the interim periods. These consolidated financial statements should be read in conjunction with the Company's financial statements and the notes thereto contained in the Annual Report on Form 10-K for the year ended December 31, 1999. The nature of the Company's business is such that the results of any interim period may not be indicative of the results to be expected for the entire year.

     All significant intercompany transactions and balances have been eliminated. Certain reclassifications have been made to prior year financial statements to conform to the current presentation.


2.   CONTINGENCIES

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


3.   ASSET AND LIABILITY MANAGEMENT

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

     Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB statement No. 133, is required to be adopted in years beginning after June 15, 2000. The Company is in the process of assessing the impact that adoption of SFAS No. 133 will have on its financial position and results of operations.


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

Net income earned during the three months ended June 30, 2000, was $20.1 million, up $1.3 million from the same period last year. Net income earned during the six months ended June 30, 2000, was $42.8 million, up $6.2 million from the same period last year.

The Company sold its technology equipment sales and service business segment in June 1999; accordingly, the Company reclassified all of the segment's revenue and expenses to income from discontinued operations for the three and six-month periods ended June 30, 1999.


Revenues

Investment income, which includes lease income, equity earnings from investments in joint ventures, and interest, increased $47.9 million and $89.6 million during the three and six-month periods ended June 30, 2000, respectively, compared to the same periods in 1999. This increase in revenue is consistent with the increase in average investment balances of approximately $940 million and $859 million during the corresponding three and six-month periods in 2000 compared to 1999.

Gain on sale of assets, which arise from the sale of the Company's investments other than marketable securities, were $9.1 million and $22.6 million for the second quarter of 2000 and 1999, respectively, and $18.4 million and $40.7 million for the six months ended June 30, 2000 and 1999, respectively.

Gain on sale of securities, which arise from the sale of stocks, increased $5.0 million and $14.4 million during the three and six-month periods ended June 30, 2000, respectively, compared to the corresponding periods in 1999. The Company generally obtains its stocks upon exercise of warrants received in connection with financing non-public, start-up companies. Prior to sale, these stocks and warrants are included in Other Assets on the balance sheet.

Fees include income from providing remarketing services to third parties, proceeds from the sale of non-owned assets in which the Company has a residual share, and income from providing lease-related services and management. Fee income is generally performance-based, and although not necessarily consistent from year to year, represents a core component of the Company's business and a historically significant component of total income. Fees were $5.1 million for the second quarter of both 2000 and 1999, and $9.8 million and $13.9 million for the six months ended June 30, 2000 and 1999, respectively.

Expenses

Operating lease expense includes depreciation of operating lease equipment and rent expense on off-balance sheet financing. Operating lease expense was $61.7 million and $123.7 million for the three and six-month periods ended June 30, 2000, compared to $40.7 million and $80.3 million for the same periods in 1999. This increase is consistent with approximately $489 million and $465 million increases in average operating lease balances in the second quarter and first six months of 2000, respectively, compared to the same periods last year.

Interest expense increased $14.2 million and $24.4 million during the three and six-month periods ended June 30, 2000, respectively, compared to the same periods last year, corresponding to $777 million and $698 million increases in related average debt balances, incurred to fund increasing new investments.

Selling, general and administrative expenses were $3.7 million and $7.1 million higher during the three and six-month periods ended June 30, 2000, respectively, compared to the same periods last year. This was due to higher human resources and other administrative expenses associated with an overall increase in business activity.


CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

The Company generates cash from operations and investment portfolios, and has certain facilities for borrowing. In addition, certain lease transactions are financed by obtaining nonrecourse loans equal to the present value of some or all of the rental streams. During the six months ended June 30, 2000, the Company used cash generated from operations, recovery of investments, short-term borrowings, and proceeds from the issuance of senior term notes, to fund $732.2 million of new investments and to repay $49.0 million of senior term notes.

At June 30, 2000, $150 million of debt securities have been issued from a $1,015 million Series G shelf registration, $59 million of unused capacity remains under the Company's commercial paper and bankers' acceptances credit agreements, and $9 million remains under a stand-alone bank facility maintained by one of the Company's subsidiaries.

The Company's recourse debt to equity ratio increased to 4.0:1 at June 30, 2000 from 3.9:1 at December 31, 1999, due to a $321 million increase in recourse borrowings offset by a $35 million capital injection from GATX Corporation (Parent) in June 2000. At June 30, 2000, the Company could borrow an additional $857 million and still meet the 4.5:1 leverage ratio defined in its bank credit agreements.

The Company's capital structure includes both fixed and floating rate debt. The Company ensures a stable margin over its cost of funds by managing the relationship of its fixed and floating rate investments to its fixed and floating rate borrowings.

At June 30, 2000, the Company had approved unfunded transactions totaling approximately $1.5 billion, approximately $398 million of which is expected to fund during the remainder of 2000. Once approved for funding, a transaction may not be completed for various reasons, or the investment may be shared with partners or sold.

FORWARD-LOOKING INFORMATION

This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements regarding intent, belief or current expectations of the Company and its management. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," anticipate," "believe," estimate," "predict," "potential," or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Shareholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements.


PART II. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

        27. Financial Data Schedule

(b) The Company filed no reports on Form 8-K during the three and six months ended June 30, 2000.





Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            GATX CAPITAL CORPORATION


                                            /s/ Curt F. Glenn
                                            ------------------------------------
                                            Curt F. Glenn
                                            Senior Vice President and
                                            Chief Financial Officer



                                            /s/ Delphine M. Regalia
                                            ------------------------------------
                                            Delphine M. Regalia
                                            Principal Accounting Officer and
                                            Controller





August 14, 2000