Form 10-Q
period 2000-09-30
GATX CAPITAL CORP
filed 2000-11-13
CIK 357019

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


            For the Quarter Ended               Commission File Number
             September 30, 2000                         1-8319



                               [GATX CAPITAL LOGO]



                            GATX CAPITAL CORPORATION


      Incorporated in the                  IRS Employer Identification Number
       State of Delaware                                94-1661392


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


      As of November 10, 2000, Registrant has outstanding 1,031,250 shares of $1 par value Common Stock.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) and
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

GATX CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED, IN THOUSANDS)


                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30                SEPTEMBER 30
                                                   ----------------------      -----------------------
                                                     2000          1999          2000           1999
                                                   --------      --------      --------      ---------
REVENUES:

   Lease income                                    $112,813      $ 83,332      $326,338      $ 231,258
   Equity earnings from investment
     in joint ventures                               15,954        18,299        60,157         45,740
   Interest                                          17,825        13,121        42,245         30,271
   Gain on sale of assets                            19,410         9,498        37,823         50,196
   Gain on sale of securities                        11,783         6,348        34,404         14,549
   Fees                                               7,027         8,942        16,832         22,828
   Other                                              2,248         1,604         6,964          4,961
                                                   --------      --------      --------      ---------
                                                    187,060       141,144       524,763        399,803
                                                   --------      --------      --------      ---------
EXPENSES:

   Operating leases                                  64,205        48,302       187,894        128,537
   Interest                                          45,643        28,273       125,292         83,502
   Selling, general & administrative                 33,479        28,043        90,509         77,928
   Provision for losses on investments                4,568         2,752         8,568          8,251
   Other                                              1,110         1,217         3,638          3,579
                                                   --------      --------      --------      ---------
                                                    149,005       108,587       415,901        301,797
                                                   --------      --------      --------      ---------
   Income from continuing operations
     before income taxes                             38,055        32,557       108,862         98,006
   Provision for income taxes                        15,052        13,186        43,021         39,448
                                                   --------      --------      --------      ---------
INCOME FROM CONTINUING OPERATIONS                    23,003        19,371        65,841         58,558

DISCONTINUED OPERATIONS:
   Loss from discontinued operations,
     net of income taxes                                 --            --            --         (4,642)
   Gain from sale of discontinued operations,
     net of income tax benefits of $1,853                --            --            --          2,137
                                                   --------      --------      --------      ---------
NET INCOME                                         $ 23,003      $ 19,371      $ 65,841      $  56,053
                                                   ========      ========      ========      =========

GATX CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)


                                                      SEPTEMBER 30,     DECEMBER 31,
                                                          2000              1999
                                                      -----------       -----------
                                                      (UNAUDITED)
ASSETS:
Cash and cash equivalents                             $   149,525       $    45,817
Investments:
   Direct financing leases                                528,317           477,739
   Leveraged leases                                       205,190           170,066
   Operating lease equipment-net of depreciation        1,106,294           960,123
   Secured loans                                          565,736           358,001
   Investment in joint ventures                           805,795           667,648
   Assets held for sale or lease                           51,614            36,993
   Other investments                                      152,923           197,096
   Investment in future residuals                           5,324            14,538
   Allowance for losses on investments                   (107,358)         (109,771)
                                                      -----------       -----------
          Net investments                               3,313,835         2,772,433
                                                      -----------       -----------
Due from Parent                                            40,768            46,705
Other assets                                              114,771            76,736
                                                      -----------       -----------
TOTAL ASSETS                                          $ 3,618,899       $ 2,941,691
                                                      ===========       ===========
LIABILITIES AND STOCKHOLDER'S EQUITY:
Accrued interest                                      $    42,815       $    17,366
Accounts payable and other liabilities                    129,337           147,797
Debt financing:
   Commercial paper and bankers' acceptances                6,719           128,927
   Notes payable                                           57,522             5,454
   Obligations under capital leases                         7,108             7,253
   Senior term notes                                    2,159,000         1,625,000
                                                      -----------       -----------
          Total debt financing                          2,230,349         1,766,634
                                                      -----------       -----------
Nonrecourse obligations                                   445,787           397,849
Deferred income                                            19,884            10,714
Deferred income taxes                                     200,654           143,560

Stockholder's equity:
   Convertible preferred stock, par value $1,
        and additional paid-in capital                    125,000           125,000
   Common stock, par value $1, and
       additional paid-in capital                          63,960            28,960
   Accumulated other comprehensive income                  47,748            27,661
   Retained earnings                                      313,365           276,150
                                                      -----------       -----------
          Total stockholder's equity                      550,073           457,771
                                                      -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY            $ 3,618,899       $ 2,941,691
                                                      ===========       ===========

GATX CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED, IN THOUSANDS)


                                                                         NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                        2000             1999
                                                                    -----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $    65,841       $  56,053
Reconciliation of net income to net cash flows
provided by operating activities:
   Provision for losses on investments                                    8,568           8,251
   Depreciation expense                                                 158,077          98,549
   Provision for deferred income taxes                                   50,207          32,634
   Gain on sale of assets                                               (37,823)        (50,196)
   Gain on sale of discontinued operations                                   --          (2,137)
   Equity earnings from investment in joint venture                     (34,712)        (24,465)
   Changes in assets and liabilities:
      Other assets                                                      (34,119)         16,995
      Due from Parent                                                     5,937          (4,227)
      Accrued interest, accounts payable and other liabilities            5,272         (12,007)
      Deferred income                                                     9,170           5,749
      Other - net                                                       (15,733)         (2,294)
                                                                    -----------       ---------
Net cash flows provided by operating activities                         180,685         122,905
                                                                    -----------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in leased equipment, net of
       nonrecourse borrowings for leveraged leases                     (412,602)       (434,167)
Loans extended to borrowers                                            (338,466)       (204,653)
Other investments                                                      (273,020)       (140,123)
                                                                    -----------       ---------
   Total investments                                                 (1,024,088)       (778,943)
                                                                    -----------       ---------
Lease rents received, net of earned income and
        leveraged lease nonrecourse debt service                        108,905         125,476
Loan principal received                                                 124,806          68,209
Proceeds from sale of assets                                            106,239         174,546
Joint venture investment recovery                                        52,336          32,315
                                                                    -----------       ---------
   Recovery of investments                                              392,286         400,546
                                                                    -----------       ---------
Net cash flows used in investing activities                            (631,802)       (378,397)
                                                                    -----------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of senior term notes                             600,000         162,000
Proceeds from nonrecourse obligations                                   650,811          91,857
Proceeds from capital lease obligation                                    1,910              --
Proceeds from additional paid-in capital                                 35,000              --
Net (decrease) increase in short-term borrowings                        (70,140)        215,179
Repayment of senior term notes                                          (66,000)        (88,600)
Repayment of capital lease obligations                                   (2,055)         (1,752)
Repayment of nonrecourse obligations                                   (566,075)       (134,720)
Dividends paid to stockholder                                           (28,626)        (25,427)
                                                                    -----------       ---------
Net cash flows provided by financing activities                         554,825         218,537
                                                                    -----------       ---------
Net increase (decrease) in cash and cash equivalents                    103,708         (36,955)
Cash and cash equivalents at beginning of period                         45,817          67,975
                                                                    -----------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $   149,525       $  31,020
                                                                    ===========       =========

GATX CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED, IN THOUSANDS)


                                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                                               SEPTEMBER 30                 SEPTEMBER 30
                                                         -----------------------       -----------------------
                                                           2000           1999           2000           1999
                                                         --------       --------       --------       --------
Net income                                               $ 23,003       $ 19,371       $ 65,841       $ 56,053

Other comprehensive gain (loss), net of tax:

     Foreign currency translation adjustment               (2,317)           371         (2,080)          (110)

     Unrealized gain (loss) on securities, net of
          reclassification adjustments (a)                 12,813         (4,738)        22,167          5,834
                                                         --------       --------       --------       --------
Other comprehensive gain (loss)                            10,496         (4,367)        20,087          5,724
                                                         --------       --------       --------       --------
COMPREHENSIVE INCOME                                     $ 33,499       $ 15,004       $ 85,928       $ 61,777
                                                         ========       ========       ========       ========
(a) Reclassification adjustments:
       Unrealized gain (loss) on securities              $ 19,974       $   (881)      $ 43,076       $ 14,676
       Less - Reclassification adjustment for gains
                   realized included in net income         (7,161)        (3,857)       (20,909)        (8,842)
                                                         --------       --------       --------       --------
       Net unrealized gain (loss) on securities          $ 12,813       $ (4,738)      $ 22,167       $  5,834
                                                         ========       ========       ========       ========

GATX CAPITAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000 AND 1999


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


2.      CONTINGENCIES

        The Company has previously reported on its Form 10-K the litigation involving conversion of certain aircraft from passenger to freighter configuration. Refer to Part II, Item 1, "Legal Proceedings," for a complete discussion of this issue.


3.      DERIVATIVES AND THE IMPACT OF NEW ACCOUNTING STANDARDS

        Effective January 1, 2001, the Company will adopt Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging instruments. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company believes that the adoption of SFAS No. 133, as amended, will have a material impact on the accounting for stock warrants.

        In connection with its financing activities, the Company frequently obtains stocks and warrants from non-public, venture capital-backed companies. Under current accounting guidance, these items are generally accounted for as available-for-sale securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," with changes in fair value recorded as unrealized gain or loss in other comprehensive income in the equity section of the balance sheet. Upon adoption of SFAS No. 133, as amended, the Company's warrants must be accounted for as derivatives, with prospective changes in fair value recorded in current earnings.

        As of September 30, 2000, a total of $57.1 million of unrealized gains, net of tax, were recorded in other comprehensive income, consisting of $32.1 million, net of tax, from warrants and $25.0 million, net of tax, from stock held in the available-for-sale securities portfolio.

        Apart from warrants, the Company uses interest rate and currency swap agreements, and forward sale agreements, as hedges that manage the Company's exposure to interest rate, market rate, and currency exchange rate risk on existing and anticipated transactions. To qualify for hedge accounting under current accounting guidance, the derivative instrument must be identified with and reduce the risk arising from a specific transaction. Interest income or expense on interest rate swaps is accrued and recorded as an adjustment to the interest income or expense related to the hedged item. Realized and unrealized gains on currency swaps are deferred and included in the measurement of the hedged investment over the term of the contract. Fair value changes arising from forward sale agreements are deferred in the investment section of the balance sheet and recognized in other comprehensive income in stockholder's equity in conjunction with the designated hedged item. The application of SFAS No. 133, as amended, to derivative instruments, other than warrants, is not expected to have a material impact on the Company's consolidated financial statements.


4.      STAFF ACCOUNTING BULLETIN NO. 101 ON REVENUE RECOGNITION

        The SEC issued Staff Accounting Bulletin No. 101, effective beginning in the fourth quarter of 2000, to provide their views in applying generally accepted accounting principles to selected revenue recognition issues. Inasmuch as the Company's transactions are generally within the scope of specific authoritative accounting literature that provides revenue recognition guidance, such as SFAS No. 13, "Accounting for Leases", the Company does not believe SAB No. 101 will have a material impact on the consolidated financial statements.

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

Net income earned during the three months ended September 30, 2000, was $23.0 million, up $3.6 million from the same period last year. Net income earned during the nine months ended September 30, 2000, was $65.8 million, up $9.8 million from the same period last year.

The Company sold its technology equipment sales and service business segment in June 1999; accordingly, the Company reclassified all of the segment's revenue and expenses to income from discontinued operations for the three and nine-month periods ended September 30, 1999.


Revenues

Investment income, which includes lease income, equity earnings from investments in joint ventures, and interest, increased $31.8 million and $121.5 million during the three and nine-month periods ended September 30, 2000, respectively, compared to the same periods in 1999. This increase in revenue is consistent with the increase in average investment balances of approximately $930 million and $793 million during the corresponding three and nine-month periods in 2000 compared to 1999.

Gain on sale of assets, which arise from the sale of the Company's investments other than marketable securities, were $19.4 million and $9.5 million for the third quarter of 2000 and 1999, respectively, and $37.8 million and $50.2 million for the nine months ended September 30, 2000 and 1999, respectively.

Gain on sale of securities increased $5.4 million and $19.9 million during the three and nine-month periods ended September 30, 2000, respectively, compared to the corresponding periods in 1999. The Company generally obtains its stocks upon exercise of warrants received in connection with financing non-public, venture capital-backed companies. Prior to sale, these stocks and warrants are recorded in other investments on the balance sheet.

Fees include income from providing remarketing services to third parties, proceeds from the sale of non-owned assets in which the Company has a residual share, and income from providing lease-related services and management. Fees were $7.0 million and $8.9 million for the third quarter of 2000 and 1999, respectively, and $16.8 million and $22.8 million for the nine months ended September 30, 2000 and 1999, respectively.

Expenses

Operating lease expense includes depreciation of operating lease equipment and rent expense on off-balance sheet financing. Operating lease expense was $64.2 million and $187.9 million for the three and nine-month periods ended September 30, 2000, compared to $48.3 million and $128.5 million for the same periods in 1999. This increase is consistent with approximately $427 million and $376 million increases in average operating lease balances in the third quarter and first nine months of 2000, respectively, compared to the same periods last year.

Interest expense increased $17.4 million and $41.8 million during the three and nine-month periods ended September 30, 2000, respectively, compared to the same periods last year, corresponding to $841 million and $687 million increases in related average debt balances, incurred to fund increasing new investments.

Selling, general and administrative expenses were $5.4 million and $12.6 million higher during the three and nine-month periods ended September 30, 2000, respectively, compared to the same periods last year. This was due to higher human resources and other administrative expenses associated with an overall increase in business activity.


CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

The Company generates cash from operations and investment portfolios, and has certain facilities for borrowing. In addition, certain lease transactions are financed by obtaining nonrecourse loans equal to the present value of some or all of the rental streams. During the nine months ended September 30, 2000, the Company used cash generated from operations, recovery of investments, and proceeds from the issuance of senior term notes and nonrecourse obligations to fund $1,024.1 million of new investments and to repay $70.1 million of short-term borrowings.

At September 30, 2000, $600 million of debt securities have been issued from a $1,015 million Series G shelf registration. $300 million of unused capacity remains under the Company's commercial paper and bankers' acceptances credit agreements, and $20 million remains under a stand-alone bank facility maintained by one of the Company's subsidiaries.

The Company's recourse debt to equity ratio increased to 4.1:1 at September 30, 2000 from 3.9:1 at December 31, 1999, due to a $464 million increase in recourse borrowings primarily offset by a $35 million capital injection from GATX Corporation ("Parent") in June 2000, $37 million year-to-date earnings net of dividends, and a $22 million increase in unrealized gains from securities available-for-sale. At September 30, 2000, the Company could borrow an additional $894 million and still meet the 4.5:1 leverage ratio defined in its bank credit agreements.

The Company's capital structure includes both fixed and floating rate debt. The Company strives for a stable margin over its cost of funds by managing the relationship of its fixed and floating rate investments to its fixed and floating rate borrowings.

At September 30, 2000, the Company had approved unfunded transactions totaling approximately $1.8 billion, approximately $269 million of which is expected to fund during the remainder of 2000. Once approved for funding, a transaction may not be completed for various reasons, or the investment may be shared with partners or sold.

FORWARD-LOOKING INFORMATION

This quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements regarding intent, belief or current expectations of the Company and its management. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," anticipate," "believe," "estimate," "predict," "potential," or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Shareholders and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously reported, the Company is a party to actions arising from the issuance by the Federal Aviation Administration (the "FAA") in January 1996 of Airworthiness Directive 96-01-03 (the "AD"). The AD had the effect of significantly reducing the amount of freight that ten 747 aircraft may carry. These aircraft (the "Affected Aircraft") were modified from passenger to freighter configuration by GATX/Airlog Company ("Airlog"), a California general partnership. A subsidiary of the Company, GATX Aircraft Corporation is a partner in Airlog. The modifications were carried out between 1988 and 1994 by subcontractors of Airlog under authority of Supplemental Type Certificates ("STC's") issued by the FAA in 1987 pursuant to a design approved by the FAA. In the AD, the FAA stated that the STC's were issued "in error".

On August 11, 2000, the United States District Court for the Northern District of California granted Elsinore Aerospace Services LP's ("Elsinore") motion for summary judgment against the Company on its claim for indemnification and defense under its contract with Airlog. Under this contract, Elsinore was to develop engineering, design and analysis necessary to develop Airlog's existing 747-100 STC's into STC's for converting 747-200 aircraft from passenger to freighter configuration.

One Affected Aircraft was converted for American International Airlines ("AIA") under the STC's which were obtained pursuant to the Elsinore contract. AIA sued Elsinore, Airlog and the Company, among others, as a result of the issuance of the AD.

The Company believes the Court's ruling is in error both as a matter of law and application of the facts of this claim. Therefore, the Company intends to pursue and appeal.

While the amounts claimed in this matter are substantial and the liability with respect to such claims cannot be determined at this time, management believes that damages, if any, required to be paid by the Company in the discharge of such liability could be material to the results of operation for a given quarter or year, but are not likely to be material to the Company's consolidated financial position.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

        27. Financial Data Schedule

(b) The Company filed no reports on Form 8-K during the three and nine months ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       GATX CAPITAL CORPORATION


                                       /s/ Curt F. Glenn
                                       -----------------------------------------
                                       Curt F. Glenn
                                       Senior Vice President and Chief Financial
                                       Officer



                                       /s/ Delphine M. Regalia
                                       -----------------------------------------
                                       Delphine M. Regalia
                                       Principal Accounting Officer and
                                       Controller




November 10, 2000

                                 EXHIBIT INDEX

               EXHIBIT
               NUMBER
               -------
                 27.        Financial Data Schedule