Form 10-K
period 2000-12-31
GATX CAPITAL CORP
filed 2001-03-30
CIK 357019

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-K



              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Year Ended                  Commission File Number
               December 31, 2000                          1-8319



                            GATX CAPITAL CORPORATION


            Incorporated in the             IRS Employer Identification Number
            State of Delaware                           94-1661392

                             Four Embarcadero Center
                             San Francisco, CA 94111
                                  415.955.3200

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



        As of March 30, 2001, Registrant has outstanding 1,031,250 shares of $1 par value Common Stock.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION (I)(1)(a) and (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                Table of Contents

                                                                                               Page
                                                                                               ----
Part I
        Item 1.  Business....................................................................    1
        Item 2.  Properties..................................................................    1
        Item 3.  Legal Proceedings...........................................................    1
        Item 4.  Submission of Matters to a Vote of Security Holders.........................    2

Part II
        Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.......    3
        Item 6.  Selected Financial Data.....................................................    3
        Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
                 Operations..................................................................    3
        Item 8.  Financial Statements and Supplementary Data.................................    7
        Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
                 Disclosure..................................................................   25

Part III
        Item 10.  Directors and Executive Officers of the Registrant.........................   25
        Item 11.  Executive Compensation.....................................................   25
        Item 12.  Security Ownership of Certain Beneficial Owners and Management.............   25
        Item 13.  Certain Relationships and Related Transactions.............................   25

Part IV
        Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K............   25
        Signatures...........................................................................   27
        Exhibits.............................................................................   28


                       DOCUMENTS INCORPORATED BY REFERENCE


                Document                              Part of Form 10-K
                --------                              -----------------

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

Form 10-K for the Year Ended                          Part IV Item 14(a)3
  December 31, 1992 filed with the
     Commission on March 31, 1993

Form 10-K for the Year Ended                          Part IV Item 14(a)3
  December 31, 1994 filed with the
     Commission on March 27, 1995

Form 10-K for the Year Ended                          Part IV Item 14(a)3
  December 31, 1995 filed with the
     Commission on March 28, 1996

Form 10-Q for the Quarter Ended                       Part IV Item 14(a)3
  September 30, 1998 filed with the
     Commission on November 16, 1998

                                     PART I

Item 1. Business

GATX Capital Corporation and its subsidiaries ("GATX Capital" or the "Company") provides asset-based financing, structures transactions for investment by other lessors, and manages lease portfolios for third parties. Asset-based financing is provided primarily to the aircraft, rail, technology, warehouse, production, and marine industries. These financings, which are held within the Company's own portfolio and through partnerships with coinvestors, are structured as leases and secured loans, and frequently include interests in the asset's residual value and warrants of non-public start-up companies. For its transaction structuring and portfolio management services, the Company receives fees when the transaction is completed, when an asset is remarketed, and/or on an ongoing basis.

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


Item 3. Legal Proceedings

The Company is a party to actions arising from the issuance by the Federal Aviation Administration (the "FAA") in January 1996 of Airworthiness Directive 96-01-03 (the "AD"). The AD had the effect of significantly reducing the amount of freight that ten 747 aircraft could carry. These aircraft (the "Affected Aircraft") were modified from passenger to freighter configuration by GATX/Airlog Company ("Airlog"), a California general partnership. A subsidiary of the Company, GATX Aircraft Corporation, is a partner in Airlog. The modifications were carried out between 1988 and 1994 by subcontractors of Airlog under authority of Supplemental Type Certificates ("STCs") issued by the FAA in 1987 pursuant to a design approved by the FAA. In the AD, the FAA stated that the STCs were issued "in error."

On July 11, 1996, Airlog filed a complaint for Declaratory Judgment against Evergreen International Airlines, Inc. ("Evergreen") in the United States District Court for the Northern District of California (No. C96-2494) with respect to three Affected Aircraft seeking a declaration that neither Airlog nor the Company had any liability to Evergreen as a result of the issuance of the AD. Evergreen filed an answer and counterclaim on August 1, 1996, which asserted that Airlog and the Company were liable to it under a number of legal theories in connection with the application of the AD to its three Affected Aircraft. Evergreen alleged approximately $160 million in compensatory damages and also sought unspecified punitive damages.

On January 31, 1997, American International Airways, Inc. ("AIA") filed a complaint in the United States District Court for the Northern District of California (C97-0378) against Airlog, the Company, Airlog Management Corp., and others asserting that Airlog and the Company were liable to it under a number of legal theories in connection with the application of the AD to two Affected Aircraft owned by AIA. The Complaint sought damages (to be trebled under one count of the complaint) of an unspecified amount relating to lost revenues, lost profits, denied access to markets, repair costs, disruption of its business plan, lost business opportunities, maintenance and engineering costs, and other additional consequential, direct, incidental and related damages. The complaint asked in the alternative for a rescission of AIA's agreements with Airlog, a return of amounts paid, and for injunctive relief directing that Airlog, and certain individual defendants, properly staff and manage the correction of the alleged deficiencies that caused the FAA to issue the AD. The AIA claim was assigned to Kalitta Air ("Kalitta Air"). Kalitta Air alleged $480 million in compensatory damages, trebling of such damages pursuant to 18 U.S.C. 1964, prejudgment interest and unspecified punitive damages.

On June 4, 1997, Tower Air, Inc. (Tower) filed an action in the Supreme Court of the State of New York, County of New York (Index No. 97/602851) against the Company, Airlog, an officer of the Company and others with respect to one Affected Aircraft it leased and subsequently purchased from a trust for the benefit of an affiliate of Airlog. This action asserted causes of action in fraud and deceit, negligent misrepresentation, breach of contract and negligence and sought damages in excess of $25 million together with interest, costs, attorneys' fees and unspecified punitive damages.

On February 25, 1998, The Bank of New York ("BNY") filed an action, as purported beneficial owner of one Affected Aircraft, in the United States District Court for the Northern District of California (No. C98-0385) against Airlog, the Company and others. This aircraft was originally converted by Airlog for Evergreen. This action sought declaratory relief and asserted claims for breach of contract, intentional misrepresentation, nondisclosure of known facts, negligence, negligent misrepresentation and unfair competition. BNY alleged approximately $19 million in compensatory damages, prejudgment interest and unspecified punitive damages.

On June 15, 1998, General Electric Capital and PALC II, Inc. (collectively "GECC") filed a complaint in the United States District Court for the Northern District of California (C98-2387) against Airlog, the Company, and others with respect to three Affected Aircraft. These aircraft were modified in 1991 and 1992. GECC asserted that the defendants were liable to it under a number of legal theories in connection with the application of the AD to the three Affected Aircraft owned by GECC. GECC alleged approximately $100 million in compensatory damages, trebling of such damages pursuant to 18 U.S.C. 1964, prejudgment interest and unspecified punitive damages.

Airlog, the Company, and others brought an action in the United States District Court for the Northern District of California against Pemco Aeroplex, Inc. (PEMCO) (C97-2484WHO), a contractor for Airlog which had obtained the STCs and modified certain of the Affected Aircraft, seeking damages, costs and expenses in connection with the resolution of the concerns of the FAA as expressed in the AD, repairing the Affected Aircraft, defending against the litigation involving the plaintiffs arising from the Affected Aircraft, paying any judgments against plaintiffs that may have been entered in the litigation and attorneys' fees. In February 2000, Airlog stipulated to the dismissal of several of the causes of action against PEMCO. The claims for contribution and damages of Airlog, the Company and others against PEMCO were barred as a result of the settlements that PEMCO reached with Evergreen and Kalitta. Consequently, this action has been dismissed.

As a result of the actions discussed above, on July 24, 1998 Airlog filed an action against the United States of America (C98-1029) in United States District Court for the Western District of Washington to recover losses suffered by Airlog as a result of the alleged negligence of the FAA in the development and approval of the design to convert the Affected Aircraft from passenger to freighter configuration. The complaint sought damages in excess of $8.3 million representing the expenses incurred by Airlog in responding to the AD and legal fees and costs incurred by Airlog in defending the litigation described above. On August 27, 1999, the Court dismissed Airlog's action against the United States. This dismissal was based on the Court's determination that the governmental discretionary function exception to the Federal Tort Claims Act was applicable to Airlog's claim. Airlog appealed that decision to the Circuit Court of Appeals for the Ninth Circuit. On December 13, 2000, the Court of Appeals affirmed the judgment of the District Court. Airlog has filed a petition with the Court of Appeals seeking en banc review of the ruling of the court.

Elsinore Aerospace Services LP ("Elsinore") was a defendant in the AIA suit against Airlog, the Company and others. Elsinore cross-claimed against Airlog and brought a third-party claim against the Company for indemnification and defense under its contract with Airlog. Under this contract, Elsinore was to develop engineering, design and analysis necessary to develop Airlog's existing 747-100 STC's into STC's for converting 747-200 aircraft from passenger to freighter configuration. One Affected Aircraft was converted for AIA under STC's obtained pursuant to the Elsinore contract. On August 11, 2000, the United States District Court for the Northern District of California granted Elsinore's motion for summary judgment against Airlog on this cross-claim. The Company and Airlog believe the Court's ruling is in error both as a matter of law and application of the facts of this claim and intend to appeal the Court's ruling.

Trial of the claims of Evergreen and Kalitta Air with respect to five aircraft began January 8, 2001 and concluded March 1. Prior to trial, the Company settled with Tower, BNY, and GECC, and during the trial with Evergreen in each case for undisclosed amounts. At the conclusion of the trial, the jury awarded Kalitta Air a total of $30.3 million for replacement of its two Affected Aircraft as damages for breach of contract, and $47.5 million plus interest for lost profits as damages for fraud by omission. Under instructions provided by the court to the jury, Kalitta Air is entitled to the higher of the two amounts. The net after-tax impact of the resolution of the five Airlog cases, including Evergreen, is $97.6 million. This is the Company's maximum liability for all Airlog-related matters, and does not reflect the fact that the Company will aggressively pursue all means of loss recovery including appeals and insurance coverage.


Item 4. Submission of Matters to a Vote of Security Holders

Omitted under provisions of the reduced disclosure format.

                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

Not applicable. All common stock of the Registrant is held by GATX Financial Services, Inc. (a wholly-owned subsidiary of GATX Corporation). Information regarding dividends is shown in the consolidated statements of changes in stockholder's equity and discussed in the notes accompanying the consolidated financial statements, which are included in Item 8.


Item 6. Selected Financial Data

Omitted under provisions of the reduced disclosure format.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

GATX Capital is a diversified international financial services company, which provides asset-based financing for transportation, industrial and information technology equipment; financing for venture-backed and high-technology companies; management of assets for third parties; and transaction structuring, residual guarantee and asset remarketing services. As investor, the Company invests in a variety of assets including commercial aircraft and commercial aircraft engines, locomotives and railcars, marine equipment, oil and steel production equipment, personal computers, client servers, telecom related assets and financing for venture-backed and high-technology companies. As manager, the Company combines its asset and industry expertise with its financial structuring expertise to optimize the value of lease portfolios that it manages for major industrial, insurance and financial services companies. As transaction arranger, the Company brings appropriate parties together, leveraging knowledge and relationships from its investing and managing activities, to maximize value for all involved parties. Frequently GATX Capital's roles of investor, manager and arranger are intertwined as the Company invests alongside its partners in ventures that the Company also manages. GATX Capital is a wholly-owned subsidiary of GATX Corporation.

The Company's commercial aircraft and rail investment activities are focused on operating leasing and maximizing the value of owned and managed operating lease fleets. Marine, oil and steel production, and other industrial and transportation investments are typically individual transactions that are longer term in nature. Investments in personal computers, client servers and other technology-related investments are typically shorter term due to the rapid pace of technological advancements. These investments typically provide customers with financing for technology, telecommunications, biotechnology and other similar productivity-enhancing capital expenditures.

In addition to investing activities, the Company was a value-added reseller of technology equipment and services through June 30, 1999, at which time the Company sold this business segment. Accordingly, results from the technology equipment sales and service segment are shown as discontinued operations with prior year activity reclassified into one line for purposes of reporting consolidated income. All assets and liabilities relating to the technology equipment sales and service segment were removed from the balance sheet in connection with the sale.

RESULTS OF OPERATIONS
The Company recorded a one-time $97.6 million ($160.5 million net of a $62.9 million tax effect) provision for litigation in 2000 for settlements and judgments arising from litigation related to the Company's interest in a partnership that had converted certain aircraft from passenger to freighter configuration in prior periods. This charge is discussed in greater detail in
Item 3 (Legal Proceedings), above. Excluding the effect of this litigation charge, GATX Capital achieved results during 2000 as follows:

        > Pro-forma net income, excluding the litigation charge, of $78.6 million was 16% higher than in 1999;
        > New investment of $1.5 billion was a new GATX Capital record, growing 27% from 1999;
        > Investments totaled $3.7 billion at the end of the year, up 27% from the end of 1999.

These results reflect both growth in traditional activities and contributions from platforms established in recent years. Newer business platforms include Rolls-Royce & Partners Finance Ltd., in which the Company acquired a 50% interest in 1998; Meier Mitchell, the Company's former venture finance partner, which the Company acquired in 1999 and expanded in 2000; GATX Flightlease Aircraft partnerships formed in 1999 and 2000; and the GATX Telecom Investors partnerships formed in 1998 and 1999.

2000 compared to 1999

Excluding the effect of the $97.6 million (net of tax) provision for litigation, pro-forma income from continuing operations increased to $78.6 million from $71.6 million in 1999, reflecting increases in income from investments, offset by decreases in income from management activities and an increase in selling, general and administrative expenses.

Income from investments increased due to higher average investment balances and an increase in income from the sale of securities, offset by a decrease in gain on sale of assets.

Financing and leveraged lease income increased a combined 10% over 1999 due primarily to the impact of new leases. Operating lease margin, the excess of operating lease income over operating lease expense, increased 53% compared to 1999, reflecting a 39% increase in average net operating lease balances from 1999 to 2000.

Equity earnings from investments in joint ventures increased 25% to $75.9 million in 2000 due to income generated by new and existing joint ventures. Investments in joint ventures increased to $866.8 million at the end of the year, 30% greater than at the end of 1999. The increase in investments in joint ventures reflects continued growth in partnering activities, including new joint ventures with Flightlease, SAir's leasing subsidiary, and AMA Shipping. In addition to these new joint ventures, pre-existing joint ventures grew during the year as well. At the end of 2000, GATX Capital's share of assets in joint ventures in which the Company has an investment totaled $1.9 billion, up 18% from the end of 1999.

Earnings from owned assets also include the gain recorded upon disposition of the asset. Gains on the sale of assets, which do not necessarily occur evenly between periods, decreased $6.6 million in 2000.

Interest income increased $19.3 million in 2000, reflecting higher average loan balances.

Income from the sale of securities, generally related to shares received upon exercise of warrants received in connection with financing of non-public, start-up companies, totaled $52.3 million in 2000, an increase of $37.6 million over 1999.

Higher average borrowing balances and an increase in borrowing rates drove interest expense higher in 2000. Average debt balances were approximately $634 million higher in 2000, reflecting the Company's need to fund the growth in investments.

The provision for losses on investments is derived from the Company's estimate of losses inherent in the portfolio based on a review of credit, collateral and market risks. The allowance for losses on investments decreased $20.4 million in 2000 as a result of a $16.2 million provision for loan and lease losses offset by net charge-offs of $36.6 million. The total provision for losses on investments in 2000 of $21.1 million included $5.0 million of asset impairment losses. The net charge-offs against the allowance primarily related to leases related to the technology sector, commercial aircraft, and a steel production facility.

Income from management and transaction arranging activities is included in fee income, which decreased $7.9 million in 2000. As compensation for managing lease portfolios, the Company typically receives recurring management fees over the lease terms and a performance-based remarketing fee upon disposing of the leased assets. The Company also earns performance-based remarketing fees for remarketing assets it does not manage. The decrease in income from management activities in 2000 is primarily due to a decrease in fees earned from remarketing assets under management, partially offset by an increase in recurring management fees related to the growth in the Company's managed investments. Although they do not necessarily occur evenly between periods, performance-based remarketing fees are often a significant component of the Company's total compensation as manager of portfolios.

Selling, general and administrative expenses increased in 2000 as a result of a significant increase in business activity, as evidenced by the Company's record year of new investment, and the expansion of the venture finance platform. Headcount at the end of 2000 was 31% higher than at the end of 1999.

CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES
During 2000 the Company invested a record $1.5 billion. This new investment was funded with the issuance of $692.6 million of notes, $734.8 million of nonrecourse debt borrowings and a portion of the $813.8 million of cash generated from the recovery of investments and from operations. Cash generated from the recovery of investments and from operations was also used to repay $319.0 million of senior term notes and $629.2 million of nonrecourse borrowings. Historically dividends have been paid on the Company's common stock at the rate of 50% of net income. Inasmuch as the provision for litigation in 2000 more than offset the Company's annual earnings, no dividends were declared in 2000.

In January 2000, the Company filed a $1.015 billion Series G shelf registration that included $15 million of unused capacity from the previous Series F registration. The Company issued $600 million of notes under the Series G registration in 2000, including a $350 million bond offering. As of December 31, 2000, the Company had remaining unused borrowing capacity of $415 million of notes under its Series G shelf registration, $126.4 million under its commercial paper and bankers' acceptance credit agreements and $35.0 million under a stand-alone bank facility maintained by one of the Company's subsidiaries.

During 1999 the Company issued the remaining $162.0 million of notes under its Series E shelf registration and filed a $500.0 million Series F shelf registration. The Company issued an additional $485.0 million of notes under the Series F shelf registration, including a $350.0 million bond offering.

The Company's commercial paper and bankers' acceptances are backed by credit agreements from a syndicate of domestic and international commercial banks. The Company's senior unsecured notes are rated BBB+ by Standard and Poor's and Baa2 by Moody's Investors Service.

Certain lease transactions are financed by obtaining nonrecourse loans equal to the present value of some or all of the rental stream. The interest rates used to discount the rentals are based on the credit quality of the lessee and the size and term of the lease. The Company uses a wide variety of nonrecourse lenders to ensure adequate and reliable access to the credit markets.

During 2000, primarily as a result of the dramatic growth in the Company's investment balances and the borrowings needed to fund that growth, total debt financing increased $647.7 million. At December 31, 2000, the Company could borrow an additional $250 million and still meet the 4.5:1 leverage ratio as defined in its bank credit agreements.

As of December 31, 2000, the Company has approved unfunded transactions totaling $2.1 billion, of which $1.2 billion is expected to fund in 2001 and the remaining $0.9 billion thereafter. Once approved for funding, a transaction may not be completed for various reasons, or the investment may be shared with partners or sold.

The Company's capital structure includes both fixed and floating rate debt. The Company seeks to provide a stable margin over its cost of funds by managing the relationship of its fixed and floating rate lease and loan investments to its fixed and floating rate borrowings. In order to meet this objective, derivative financial instruments, primarily interest rate swaps, are used to modify the interest characteristics of the Company's debt. The Company manages the credit risk of counterparties by dealing only with institutions it considers financially sound and by avoiding concentrations of risk with a single counterparty.

FORWARD-LOOKING STATEMENTS
Many economists believe that the U.S. economy is entering a recessionary environment. The Company's prospective results would not be immune from the effects thereof if there were significant changes in demand for its services or assets provided. Certain statements in the Management's Discussion and Analysis constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties, including those discussed elsewhere in this report, that could cause actual results to differ materially from those projected.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to various market risks that result from changes in interest rates, currency exchange rates, and changes in prices of equity securities. To manage these risks, the Company, pursuant to pre-established and pre-authorized policies, may enter into certain derivative transactions, predominantly interest rate and foreign currency swaps, and forward sale agreements.

The Company only enters into interest rate swaps and other derivative instruments to economically hedge market risk; it does not hold or issue derivative financial instruments for speculative purposes.

The Company's interest expense is affected by changes in interest rates as a result of its use of variable rate debt instruments, including commercial paper and other floating rate debt. Based on the Company's variable rate debt at December 31, 2000, if market rates were to change by a hypothetical 100 basis points, interest expense would change by approximately $9.5 million in 2001.

The Company seeks to minimize the impact of foreign currency fluctuations by hedging transactional exposures with foreign currency hedges. Based on 2000's reported operating results, changes in these currency exchange rates would be immaterial to the Company's reported earnings in 2001.

The interpretation and analysis of the results from the hypothetical changes to interest rates and currency exchange rates should not be considered without also considering offsetting changes that arise from a diversified portfolio. For example, the effects of interest rate changes on floating-rate debt would be somewhat offset by the effects on floating-rate assets.

Item 8.  Financial Statements and Supplementary Data

GATX CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


Year ended December 31, (in thousands)                      2000            1999           1998
                                                   --------------  -------------- --------------
REVENUES:

Lease income                                            $450,816        $330,471       $267,966
Equity earnings from investments in joint ventures        75,907          60,663         45,850
Interest                                                  60,094          40,789         34,110
Gain on sale of assets                                    53,431          60,062         69,423
Gain on sale of securities                                52,307          14,703          2,356
Fees                                                      23,934          31,873         38,832
Other                                                      8,235           6,301          7,915
                                                   --------------  -------------- --------------
                                                         724,724         544,862        466,452
                                                   --------------  -------------- --------------
EXPENSES:

Operating leases                                         260,977         185,171        139,160
Interest                                                 176,633         115,031        110,187
Selling, general & administrative                        129,260         108,117         77,439
Provision for losses on investments                       21,140          11,001         11,029
Other                                                      7,427           4,794          5,479
Provision for litigation                                 160,500               -              -
                                                   --------------  -------------- --------------
                                                         755,937         424,114        343,294
                                                   --------------  -------------- --------------

(Loss) income from continuing operations before
   income taxes                                          (31,213)        120,748        123,158

(Benefit) provision for income taxes                     (12,298)         49,139         51,267
                                                   --------------  -------------- --------------

(LOSS) INCOME FROM CONTINUING OPERATIONS:                (18,915)         71,609         71,891

DISCONTINUED OPERATIONS:

Loss from discontinued operations,
   net of income tax benefits of $2,398 and $743 in
   1999 and 1998, respectively                                 -          (5,112)       (12,574)
Gain on sale of discontinued operations,
   net of income tax benefits of $1,820                        -           1,094              -
                                                   --------------  -------------- --------------

NET (LOSS) INCOME                                      $ (18,915)       $ 67,591       $ 59,317
                                                   ==============  ============== ==============


The accompanying notes are an integral part of these consolidated financial statements.

GATX CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Balance as of December 31, (in thousands)                            2000             1999
                                                           ---------------  ---------------
ASSETS:
Cash and cash equivalents                                      $  115,436       $   45,817
Investments:
   Direct financing leases                                        663,581          477,739
   Leveraged leases                                               223,515          170,066
   Operating lease equipment-
        net of depreciation                                     1,133,061          960,123
   Secured loans                                                  634,075          358,001
   Investments in joint ventures                                  866,832          667,648
   Assets held for sale or lease                                   38,483           36,993
   Other investments                                               88,938          197,096
   Investment in future residuals                                   5,226           14,538
   Allowance for losses on investments                            (89,401)        (109,771)
                                                           ---------------  ---------------
          Total investments                                     3,564,310        2,772,433
                                                           ---------------  ---------------

Due from GATX Corporation                                          73,677           46,705
Other assets                                                      112,153           76,736
                                                           ---------------  ---------------

TOTAL ASSETS                                                   $3,865,576       $2,941,691
                                                           ===============  ===============

LIABILITIES AND STOCKHOLDER'S EQUITY:
Accrued interest                                               $   26,755       $   17,366
Accounts payable and other liabilities                            322,588          147,797
Debt financing:
   Commercial paper and bankers' acceptances                      173,625          128,927
   Notes payable                                                  234,943            5,454
   Obligations under capital leases                                 7,117            7,253
   Senior term notes                                            1,998,600        1,625,000
                                                           ---------------  ---------------
          Total debt financing                                  2,414,285        1,766,634
                                                           ---------------  ---------------

Nonrecourse obligations                                           474,154          397,849
Deferred income                                                    21,144           10,714
Deferred income taxes                                             142,161          143,560

Stockholder's equity:
   Convertible preferred stock, par value $1,
        and additional paid-in capital                            125,000          125,000
       Authorized - 2,000,000 shares
       issued and outstanding - 1,027,050 shares
       in both years
   Common stock, par value $1, and
       additional paid-in capital                                  63,960           28,960
       Authorized - 4,000,000 shares
       Issued and outstanding - 1,031,250 shares
       in both years
   Accumulated other comprehensive income, net of tax              18,294           27,661
   Retained earnings                                              257,235          276,150
                                                           ---------------  ---------------
          Total stockholder's equity                              464,489          457,771
                                                           ---------------  ---------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                     $3,865,576       $2,941,691
                                                           ===============  ===============


The accompanying notes are an integral part of these consolidated financial statements.

GATX CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31, (in thousands)                           2000          1999         1998
                                                          ------------   ----------- ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income                                         $   (18,915)   $    67,591    $   59,317
Reconciliation to net cash provided by
       operating activities:
   Provision for losses on investments                         21,140         11,001        11,029
   Depreciation and amortization expense                      224,162        145,344       110,825
   Provision for deferred income taxes                          5,615         45,227        19,339
   Gain on sale of assets                                     (53,431)       (60,062)      (69,423)
   Gain on sale of securities                                 (52,307)       (14,703)       (2,356)
   Loss on sale of discontinued operations                          -         (1,094)            -
   Joint venture income, net of cash dividends                (40,994)       (38,962)      (21,778)
   Impairment loss                                                  -              -         6,000
   Provision for litigation                                   160,500              -             -
   Changes in assets and liabilities:
       Other assets                                           (32,041)           (87)       19,499
       Due from GATX Corporation                              (26,972)        (8,889)       (1,912)
       Accrued interest, accounts payable and
          other liabilities                                    10,773         (1,034)      (19,757)
       Deferred income                                         10,430          1,012        (3,854)
       Other - net                                            (21,157)          (992)       (8,782)

                                                          ------------   ------------   ----------
Net cash flows provided by operating activities               186,803        144,352        98,147
                                                          ------------   ------------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Investments in leased equipment, net of
       nonrecourse borrowings for leveraged leases           (700,850)      (696,978)     (507,996)
Loans extended to borrowers                                  (436,120)      (268,762)     (161,633)
Other investments                                            (395,377)      (245,311)     (181,482)
                                                          ------------   -----------    ----------
   Total investments                                       (1,532,347)    (1,211,051)     (851,111)
                                                          ------------   ------------   ----------
Lease rents received, net of earned income and
        leveraged lease nonrecourse debt service              150,970        145,940       148,842
Loan principal received                                       160,556         88,688       326,193
Proceeds from sale of assets                                  178,371        220,427       248,425
Proceeds from sale of securities                               52,307         14,703         2,356
Joint venture investment recovery, net of earned income        84,779         46,599       139,011

                                                          ------------   ------------   ----------
   Recovery of investments                                    626,983        516,357       864,827
                                                          ------------   ------------   ----------

Net cash flows (used in) provided by investing
       activities                                            (905,364)      (694,694)       13,716

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase (decrease) in short-term borrowings              274,187         (1,297)      (47,817)
Proceeds from nonrecourse obligations                         734,752        189,467       204,098
Proceeds from issuance of long-term debt                      692,600        647,000        20,000
Proceeds from additional paid-in capital                       35,000              -             -
Proceeds from capital lease obligation                          1,910              -             -
Repayment of nonrecourse obligations                         (629,223)      (173,008)     (152,528)
Repayment of long-term debt                                  (319,000)       (98,600)      (99,000)
Dividends paid to stockholder                                       -        (33,850)      (29,658)
Repayment of capital lease obligations                         (2,046)        (1,528)         (973)

                                                          ------------    -----------   ----------
Net cash flows provided by (used in) financing
       activities                                             788,180        528,184      (105,878)
                                                          ------------    -----------   ----------

Net  increase (decrease) in cash and cash equivalents          69,619        (22,158)        5,985
Cash and cash equivalents at beginning of year                 45,817         67,975        61,990

                                                          ------------    -----------   ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                  $   115,436     $    45,817   $   67,975
                                                          ============    ===========   ==========

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

       Income taxes (received from) paid to parent        $   (22,682)    $     8,103   $   23,800
                                                          ============    ===========   ==========

       Interest paid                                      $   177,745     $   115,395   $  119,075
       Interest capitalized                                   (10,501)         (4,096)      (2,064)
                                                          ------------    -----------   ----------
       Net interest paid                                  $   167,244     $   111,299   $  117,011
                                                          ============    ===========   ==========



The accompanying notes are an integral part of these consolidated financial statements.

GATX CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
(in thousands)

                                                                           Accumulated
                                                                                 Other
                                        Preferred    Common  Additional   Comprehensive   Retained
                                            Stock     Stock     Capital       Income(A)   Earnings      Total
                                        ---------- --------- -----------  ------------- ----------- ----------
Balance, January 1, 1998                    1,027     1,031     151,902            215     212,750    366,925
Comprehensive income:
  Net income                                                                                59,317     59,317
Other comprehensive income:
  Foreign currency translation                                                  (1,447)                (1,447)
  Unrealized gain/loss on securities:
    Unrealized holding gains                                                     2,818
    Less: reclassification adjustment
    for gains realized in net income                                              (814)
                                                                          -------------             ----------
      Net unrealized gains                                                       2,004                  2,004
                                                                                                    ----------
Comprehensive income                                                                                   59,874
Dividends paid on common stock                                                             (29,658)   (29,658)
                                        ---------- --------- -----------  ------------- ----------- ----------
Balance, December 31, 1998                  1,027     1,031     151,902            772     242,409    397,141
Comprehensive income:
  Net income                                                                                67,591     67,591
Other comprehensive income:
  Foreign currency translation                                                  (1,454)                (1,454)
  Unrealized gain/loss on securities:
    Unrealized holding gains                                                    37,279
    Less: reclassification adjustment
    for gains realized in net income                                            (8,936)
                                                                          -------------             ----------
      Net unrealized gains                                                      28,343                 28,343
                                                                                                    ----------
Comprehensive income                                                                                   94,480
Dividends paid on common stock                                                             (33,850)   (33,850)
                                        ---------- --------- -----------  ------------- ----------- ----------
Balance, December 31, 1999                  1,027     1,031     151,902         27,661     276,150    457,771
Comprehensive loss:
  Net loss                                                                                 (18,915)   (18,915)
Other comprehensive loss:
  Foreign currency translation                                                  (2,413)                (2,413)
  Unrealized gain/loss on securities:
    Unrealized holding gains                                                    24,836
    Less: reclassification adjustment
    for gains realized in net income                                           (31,790)
                                                                          -------------             ----------
      Net unrealized losses                                                     (6,954)                (6,954)
                                                                                                    ----------
Comprehensive loss                                                                                    (28,282)
Additional paid-in-capital
on common stock                                                  35,000                                35,000
                                        ---------- --------- -----------  ------------- ----------- ----------
Balance, December 31, 2000                 $1,027    $1,031    $186,902        $18,294    $257,235   $464,489
                                        ========== ========= ===========  ============= =========== ==========


(A) The accumulated other comprehensive income balance is comprised of foreign currency translation losses and net unrealized gains of ($9,718) and $28,012, ($7,305) and $34,966, and ($5,851) and $6,623 at December 31, 2000, 1999 and
1998, respectively. Amounts are presented net of an effective tax rate of 39.225%.


The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands)

1. SIGNIFICANT ACCOUNTING POLICIES
The following is a summary of significant accounting and reporting policies used in preparing the consolidated financial statements.

CONSOLIDATION
The consolidated financial statements of GATX Capital Corporation and its subsidiaries (the "Company") are prepared in accordance with accounting principles generally accepted in the United States. The consolidated financial statements reflect the elimination of all material intercompany accounts and transactions. Investments in joint ventures and other entities in which the Company has significant influence over operating and financial policies are accounted for by the equity method.

CASH EQUIVALENTS
The Company considers all highly liquid investments purchased within three months of their maturity date to be cash equivalents.

LEASE AND LOAN ORIGINATION COSTS
Initial direct costs of leases are deferred and amortized over the lease term, either as an adjustment to the yield for direct finance and leveraged leases (collectively, "financing leases"), or on a straight-line basis for operating leases. Loan origination fees and related direct loan origination costs for a given loan are offset, and the net amount is deferred and amortized over the term of the loan as an adjustment to interest income.

RESIDUAL VALUES
For financing leases, the Company reviews the estimated residual values of leased equipment at least annually, and any other-than-temporary declines in value are immediately charged to income. For operating leases, the Company reviews the estimated salvage values of leased equipment at least annually, and changes in value are recorded as adjustments to depreciation expense over the remaining useful life of the asset. In addition to a periodic review, if events or changes in circumstances trigger a review of operating lease assets for impairment, any such impairment is immediately charged to income as impairment loss.

GOODWILL
Goodwill, which represents the excess of the purchase price of a business over the fair value of net assets acquired, is included in other assets on the balance sheet. The Company amortizes goodwill on a straight-line basis over periods ranging from 10 to 20 years, and regularly reviews the remaining balance for possible impairment.

AVAILABLE-FOR-SALE SECURITIES
The available-for-sale portfolio consists of stock warrants received from investee companies and common stock resulting from exercising the warrants. These securities are carried at fair value. Upon receipt, fair value is generally not ascertainable due to the early-stage nature of the investee companies; accordingly, assigned values are nominal. For subsequent reporting, cost is generally assumed to be the best estimate of fair value until the investee's common stock becomes marketable. Unrealized gains and losses arising from marking the portfolio to fair value are included on a net-of-tax basis as a separate component of other comprehensive income in stockholder's equity.

DERIVATIVE FINANCIAL INSTRUMENTS
The Company uses interest rate and currency swap agreements, and forward sale agreements, as hedges to manage the exposure to interest rate, currency exchange rate, and market risk on existing and anticipated transactions.

Under existing accounting guidance, the derivative instrument must be identified with and reduce the risk arising from a specific transaction to qualify for hedge accounting. Interest income or expense on interest rate swaps is accrued and recorded as an adjustment to the interest income or expense related to the hedged item. Realized and unrealized gains on currency swaps are deferred and included in the measurement of the hedged investment over the term of the contract. Fair value changes arising from forward sale agreements are deferred as a component of the hedged investment and recognized in other comprehensive income in stockholder's equity in conjunction with unrealized gains and losses on the designated hedged item.

RECENT ACCOUNTING PRONOUNCEMENTS
Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging instruments. The statement requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through current earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

In connection with its financing activities, the Company frequently obtains warrants from non-public, venture capital-backed companies. Through December 31, 2000, these items were accounted for as available-for-sale securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," with changes in fair value recorded as unrealized gain or loss in other comprehensive income in the equity section of the balance sheet. Upon adoption of SFAS No. 133, as amended, on January 1, 2001, the Company's warrants will be accounted for as derivatives, with prospective changes in fair value recorded in current earnings.

As of December 31, 2000, a total of $28.0 million of unrealized gains, net of tax, were recorded in other comprehensive income, consisting of $25.5 million, net of tax, from stock held in the available-for-sale securities portfolio and $2.5 million, net of tax, from warrants.

Based on the level of activity through the end of year 2000, the Company expects the accounting for stock warrants under SFAS No. 133, as amended, to have a material impact on earnings in future periods, but the accounting for other derivative instruments to be immaterial to the Company's financial statements.

The SEC issued Staff Accounting Bulletin No. 101, effective beginning in the fourth quarter of 2000, to provide their views in applying generally accepted accounting principles to selected revenue recognition issues. The majority of the Company's gross income is derived from the rentals of railcars, commercial aircraft, technology equipment and marine vessels, as well as income from finance leases, asset remarketing, stock sales, secured loans and providing various services. Inasmuch as the Company's transactions are generally within the scope of specific authoritative accounting literature that provides revenue recognition guidance, such as SFAS No. 13, "Accounting for Leases," the Company does not believe SAB No. 101 will have a material impact on the consolidated financial statements.

USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

RECLASSIFICATION
Certain prior year amounts have been reclassified to conform to current year presentation.


2. NATURE OF OPERATIONS
The Company, a wholly-owned subsidiary of GATX Corporation (the "Parent"), engages in various asset-based financings using financial instruments, primarily leases and loans, both for its own account and as a participant in various partnerships and joint ventures. The Company actively manages its own investment portfolio, the portfolios of several joint ventures and partnerships in which it participates, and portfolios owned by others. The Company also arranges secured financing for others.


3. ACQUISITIONS AND DISPOSITIONS
On June 30, 1999, the Company sold its technology equipment sales and service business segment to a third party (the "Buyer") for $23.4 million. The consideration received included stock of the Buyer valued at $18.4 million and an interest bearing note receivable from the Buyer for the remaining balance due. The Company recognized an after-tax gain of $1.1 million from the sale. Results from the technology sales and service business segment are shown as discontinued operations with prior year activity reclassified into one line on the consolidated statements of income. All assets and liabilities relating to the technology equipment segment were removed from the balance sheet at the time of the sale.

In February 1999, the Company purchased 100% of Meier Mitchell & Company, a venture finance firm, for $7.9 million, which included $4.1 million of goodwill. In addition to the original purchase price, the Company agreed to make contingency payments to the seller over the next five years based on certain performance criteria. During 2000, the Company paid an additional $12.0 million of goodwill. Goodwill is being amortized over 15 years. Further payments cannot be reasonably estimated currently.

In December 1998, the Company paid approximately $61.0 million for a 50% interest in Rolls-Royce & Partners Finance Ltd. (RRPF), which owns and leases a portfolio of spare aircraft engines. The Company recorded $17.0 million of goodwill, which is being amortized on a straight-line basis over 20 years.

4. INVESTMENTS

DIRECT FINANCING LEASES
The Company's investment in direct financing leases consists of lease contracts receivable, plus the estimated residual value of the equipment at the lease termination date, less unearned income. Lease contracts receivable represents the total rent to be received over the term of the lease reduced by rent already collected. Initial unearned income is the amount by which the original sum of the lease contract receivable and the estimated residual value exceeds the original cost of the leased equipment. Unearned income is amortized to lease income over the lease term in a manner that produces a constant rate of return on the net investment in the lease.

The following summarizes the Company's investment in direct financing leases:

                                                      AT DECEMBER 31,
                                                ---------------------------
                                                   2000             1999
                                                ----------        ---------
              Lease contracts receivable        $ 625,274         $ 504,865
              Estimated residual value            200,684           127,767
              Unearned income                    (162,377)         (154,893)
                                                ----------        ---------
                        Net investment          $ 663,581         $ 477,739
                                                ==========        =========

LEVERAGED LEASES
Financing leases that are primarily funded with nonrecourse borrowings at lease inception and that satisfy certain additional criteria are accounted for as leveraged leases. Leveraged lease contracts receivable are reported net of related nonrecourse debt service. Initial unearned income represents the excess of anticipated cash flows (including estimated residual values, and net of the related debt service) over the Company's original investment in the lease. The Company recognized net leveraged lease income of $28.6 million, $23.8 million, and $17.7 million in 2000, 1999, and 1998, respectively.

The following summarizes the Company's net investment in leveraged leases:

                                                         AT DECEMBER 31,
                                                 -----------------------------
                                                    2000               1999
                                                 -----------       -----------
              Lease contracts receivable         $ 1,220,791       $ 1,277,789
              Nonrecourse debt service            (1,005,043)       (1,074,741)
                                                 -----------       -----------
                        Net receivable               215,748           203,048

              Estimated residual value               158,439           116,406
              Unearned income                       (150,671)         (149,388)
                                                 -----------       -----------
                        Investment in leveraged
                           leases                    223,516           170,066
              Deferred taxes arising from
                 leveraged leases                    (73,216)          (49,754)
                                                 -----------       -----------
                        Net investment           $   150,300       $   120,312
                                                 ===========       ===========

OPERATING LEASES
Leases that do not qualify as direct financing or leveraged leases are accounted for as operating leases. Rental income from operating leases is usually reported on a straight-line basis over the term of the lease, although it may be recognized based on equipment usage. Usage rents totaled $2.6 million, $2.4 million, and $1.5 million in 2000, 1999, and 1998, respectively. Equipment subject to operating leases are recorded at cost, plus accrued rent, less accumulated depreciation and are generally depreciated using the straight-line method to an estimated residual value.

Aircraft and rail equipment are depreciated over their useful lives, while other equipment is generally depreciated over the term of the lease. Estimated useful lives are up to 25 years for aircraft, 37.5 years for rail cars, and 27.5 years for locomotives, and technology equipment is leased for 2 to 5 years. Operating lease expense included depreciation expense of $213.2 million, $137.3 million, and $94.1 million for 2000, 1999, and 1998, respectively.

Major classes of equipment on operating leases are as follows:

                                                   AT DECEMBER 31,
                                          --------------------------------
                                               2000              1999
                                          ----------------  --------------
              Commercial aircraft             $  532,961        $  321,411
              Rail                               208,142           180,785
              Technology                         608,554           588,876
              Other                               62,456            87,893
                                              ----------        ----------
                        Total cost             1,412,113         1,178,965
              Accumulated depreciation          (325,242)         (241,791)
                                              ----------        ----------
                        Net book value         1,086,871           937,174
              Accrued rent and other              46,190            22,949
                                              ----------        ----------
                        Net investment        $1,133,061        $  960,123
                                              ==========        ==========

SECURED LOANS
Secured loans are recorded at the principal amount outstanding plus accrued interest. The loan portfolio is reviewed regularly, and a loan is classified as impaired when it is probable that the Company will be unable to collect all amounts due under the loan agreement. Since most loans are collateral dependent, impairment is generally measured as the amount the recorded investment in the loan exceeds the fair value of the collateral, and any adjustment is considered in determining the provision for losses on investments. Interest income is not recognized on impaired loans until the outstanding principal is recovered.

The average balance of impaired loans was $42.6 million, $14.7 million, and $8.1 million in 2000, 1999, and 1998, respectively.

The types of loans in the Company's portfolio are as follows:

                                                        AT DECEMBER 31,
                                              ---------------------------------
                                                   2000              1999
                                              ---------------   ---------------
      Equipment                                     $368,484          $245,684
      Venture                                        254,413           102,686
      Golf courses                                    11,178             9,631
                                                    ---------         ---------
                        Total investment            $634,075          $358,001
                                                    ---------         ---------
      Impaired loans (included in total)            $ 62,890          $ 22,250
                                                    =========         =========

FUTURE LEASE AND LOAN RECEIVABLES
The following summarizes maturities by year for financing lease receivables (net of nonrecourse debt service in the case of leveraged leases), minimum future rentals under operating leases, and secured loans, as of December 31, 2000:

                                         FINANCING         OPERATING
                                           LEASE             LEASE             LOAN
              YEAR ENDED DECEMBER 31,   RECEIVABLES       RECEIVABLES      RECEIVABLES
                                       --------------    --------------   ------------
              2001                          $252,839        $  329,261        $171,086
              2002                           149,059           209,278         109,807
              2003                            93,461           115,755          98,941
              2004                            56,242            82,221          51,086
              2005                            43,992            67,736          19,103
                  After 2005                 245,429           222,719         184,052
                                            --------        ----------        --------
                       Total                $841,022        $1,026,970        $634,075
                                            ========        ==========        ========

INVESTMENTS IN JOINT VENTURES
The Company invests in joint ventures in commercial aircraft leasing, rail equipment leasing, technology equipment leasing, and other business activities, including ventures that provide asset residual value guarantees in both domestic and foreign markets. The Company uses the equity method to account for these investments, based on the effective ownership interest and/or level of control over the venture. Accordingly, the investments are initially recorded at cost, subsequently adjusted for the Company's share of undistributed earnings or losses, and reduced by cash distributions.

The following table provides unaudited combined and condensed financial information for the Company's joint ventures. Pre-tax income is presented because the majority of the joint ventures are partnerships that do not provide for income taxes in their separate financial statements.

For purposes of preparing the following information, the Company makes certain adjustments to the information provided by the joint ventures. First, the Company makes adjustments to ensure that the joint venture's financial statements are consistent with the Company's accounting policies and presentation. For example, the balance sheets for all ventures are unclassified, consistent with the Company's balance sheet. Secondly, pre-tax income has been increased by $57.3 million, $49.0 million, and $46.8 million in 2000, 1999, and 1998, respectively, to reverse interest expense recognized by joint ventures on loans from the Company. Finally, since the Company records its loans to the joint ventures as equity contributions, loan balances of $873.3 million, $773.2 million, $703.2 million at December 31, 2000, 1999, and 1998, respectively, have been reclassified from liabilities to equity. This results in a difference between the carrying value of the Company's investment in the joint venture and the Company's equity in the underlying net assets as reported by the joint venture.

The following table provides the unaudited combined and condensed financial information for the Company's joint ventures:

                                                   YEAR ENDED DECEMBER 31,
                                       ------------------------------------------------
                                           2000             1999              1998
                                       --------------   --------------    -------------
       Revenues                           $  682,857       $  561,565       $  415,265
       Pre-tax income                        195,005          137,191          113,151
       Total assets                        5,093,339        4,208,898        3,586,607
       Indebtedness                        2,104,486        1,646,623        1,844,339
       Total liabilities                   2,720,106        2,174,921        2,024,536
       Equity                             $2,373,233       $2,033,977       $1,562,071

The following selected data (unaudited) reflects the Company's proportional share of joint ventures and other equity method affiliates owned by the Company as of December 31, 2000:

       DECEMBER 31, 2000       AIRCRAFT         RAIL  TECHNOLOGY        OTHER        TOTAL
       --------------------- ----------- ------------ ----------- ------------ ------------
       Total Assets          $1,059,923     $322,254    $103,623     $439,239   $1,925,039
       Indebtedness             505,492      208,924      78,081      188,681      981,178
       Total Liabilities        564,261      200,257      90,591      203,100    1,058,207
       Equity                   495,662      121,997      13,032      236,139      866,832

ASSETS HELD FOR SALE OR LEASE
Assets held for sale or lease consist of equipment, repossessed or returned by the lessee upon lease termination, and real estate (including golf courses) on which the Company foreclosed, which the Company intends to release or sell in the normal course of business. These assets are recorded at the lower of their carrying amount or fair value.

The major classes of assets held for sale or lease are as follows:

                                                         AT DECEMBER 31,
                                                  ------------------------------
                                                      2000             1999
                                                  -------------    -------------
                     Rail                              $19,835           $20,227
                     Aircraft                           14,095             3,230
                     Technology                          2,434               786
                     Real estate and golf                2,119            12,750
                     courses
                                                       -------           -------
                               Net investment          $38,483           $36,993
                                                       =======           =======

OTHER INVESTMENTS
The following summarizes other investments:

                                                         AT DECEMBER 31,
                                                  ------------------------------
                                                      2000              1999
                                                  --------------   -------------
            Progress payments                           $11,506         $ 85,786
            Available-for-sale securities                46,092           57,533
            Investments carried at cost                  24,832           18,374
            Real estate development                       5,188            7,689
            Cogeneration facility                             -           23,446
            Other                                         1,320            4,268
                                                        -------         --------
                 Total other investments                $88,938         $197,096
                                                        =======         ========


Progress payments represent amounts paid, including capitalized interest, toward the construction of aircraft as of December 31, 2000 and 1999.
Available-for-sale securities consist only of gross unrealized holding gains.

INVESTMENT IN FUTURE RESIDUALS
Investments in future residuals primarily represent the Company's purchased interest in the residual values of equipment leased by others. Such purchased residual interests are generally recorded at cost, with differences between initial cost and realized value recognized upon disposition.

ALLOWANCE FOR LOSSES ON INVESTMENTS
The purpose of the allowance is to provide for credit and collateral losses inherent in the investment portfolio. Management sets the allowance by assessing overall risks and total probable losses in the portfolio, and by reviewing the Company's historical loss experience. The Company charges off amounts that management considers unrecoverable from obligors or the disposition of collateral. The Company assesses the recoverability of investments by considering factors such as a customer's payment history and financial position, and the value of collateral based on internal and external appraisal sources.

The following summarizes changes in the allowance for losses on investments:

                                                    YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------
                                             2000             1999             1998
                                         --------------   -------------    -------------
       Beginning balance                      $109,771        $129,278         $121,576
       Provision*                               16,168          11,001           11,029
       Charges to allowance                    (36,837)        (34,249)          (8,305)
       Recoveries and other                        299           3,741            4,978
                                              --------        --------         --------
                 Balance at end of year       $ 89,401        $109,771         $129,278
                                              ========        ========         ========


        * The total reported provision for losses on investments in 2000 was $21,140, which consists of the $16,168 provision to the allowance for loan loss and $4,972 of asset impairment losses.

The charges to allowance in 2000 were primarily due to write-offs related to leases in the technology sector, commercial aircraft and a steel production facility.


5. OTHER ASSETS
Other assets consist of the following:

                                                                AT DECEMBER 31,
                                                         -------------------------------
                                                             2000             1999
                                                         --------------   --------------

              Intangibles, net of accumulated
                amortization of $15,906 and $14,619 at
                December 31, 2000 and 1999                    $ 41,855          $31,687
              Trade and other receivables                       32,888           30,846
              Prepaid expenses                                  18,512            3,219
              Other                                             18,898           10,984
                                                              --------          -------
                        Total other assets                    $112,153          $76,736
                                                              ========          =======


6. DEBT AND CAPITAL LEASE FINANCING

SHORT-TERM BORROWING
The Company has revolving credit agreements with a syndicate of domestic and international commercial banks totaling $300.0 million at December 31, 2000. The Company uses these credit agreements as undrawn facilities that support the issuance of commercial paper in the U.S. and bankers' acceptances in Canada. These credit agreements contain various covenants requiring minimum net worth, restricting dividends and mandating certain financial ratios that collectively restrict the Company from transferring more than $371.3 million of net assets to the Parent at December 31, 2000. In addition to the above credit agreements, one consolidated subsidiary has bank commitments totaling $35.0 million to fund their operations, all of which was available at December 31, 2000.

At December 31, 2000, the Company had $173.6 million of commercial paper and bankers' acceptances outstanding, leaving $126.4 million of unused revolving credit agreements available for other purposes. Also, the Company has $234.9 million of short-term notes payable outstanding at December 31, 2000, $88.1 million of which was borrowed from a subsidiary of the Parent. The weighted-average interest rate on all short-term borrowings was 7.6% and 6.6% as of December 31, 2000 and 1999, respectively.

SENIOR TERM NOTES
The following summarizes the Company's senior term notes:


                                                          AT DECEMBER 31,
                                                   -----------------------------
                                                       2000             1999
                                                   ------------     ------------
   Variable Rate Notes, due 2001-2004               $  552,600       $  210,000
   Fixed Rate Notes, 5.88% - 10.0% due 2001-2007     1,446,000        1,415,000
                                                    ----------       ----------
         Total senior term notes                    $1,998,600       $1,625,000
                                                    ==========       ==========


Interest on variable-rate senior term notes is calculated based on LIBOR. The weighted average interest rate on senior term notes was 7.2% and 7.1% at December 31, 2000 and 1999, respectively.

The Company has significant amounts of floating-rate lease and loan investments that expose the Company to interest rate risk. The Company mitigates this risk by trying to match its floating-rate assets with its floating-rate liabilities, often using derivative financial instruments. Interest rate swap agreements are used to modify the interest characteristic of outstanding liabilities, either by changing the interest on debt from a fixed to a floating rate, or vice versa. Under interest rate swap terms, the Company periodically receives or pays a differential determined by calculating the difference between paying (receiving) interest at a fixed rate and receiving (paying) interest at a LIBOR-indexed floating rate, based on a notional principal amount. The differential is accrued as interest on the debt and recognized as an adjustment to interest expense over the life of the swap contract. As a result of using interest rate swaps, interest expense was higher by $2.4 million in 2000, reduced by $1.4 million in 1999, and reduced by $0.7 million in 1998. The fair values of the interest rate swap agreements are not recognized in the financial statements. The total notional principal of all interest rate swaps as of December 31, 2000 was $144.5 million, with termination dates ranging from 2001 to 2006.

NONRECOURSE OBLIGATIONS
In the event of default, the lender of nonrecourse debt may only look to the collateral for repayment. The Company's nonrecourse debt is primarily collateralized by assigned leases and a security interest in the underlying leased assets. The carrying amount of this collateral at December 31, 2000 is $509.9 million.

The following summarizes the Company's nonrecourse obligations:

                                                         AT DECEMBER 31,
                                                  ------------------------------
                                                      2000             1999
                                                  -------------    -------------
    Variable Rate, due 2002 - 2015                    $ 91,238         $ 28,675
    Fixed Rate, 6.28% - 10.7%, due 2001 - 2005         382,916          369,174
                                                      --------     ------------
          Total nonrecourse obligations               $474,154         $397,849
                                                      ========     ============


Interest on variable rate nonrecourse obligations is calculated based on LIBOR. The weighted average interest rate on variable nonrecourse obligations was 7.8% and 6.8% at December 31, 2000 and 1999, respectively.

OBLIGATIONS UNDER CAPITAL LEASE
Obligations under capital leases arise from acquiring equipment to be subleased under direct financing leases. Such subleases had carrying values of $19.4 million and $6.9 million at December 31, 2000 and 1999, respectively. Minimum future lease payments receivable under these subleases aggregate to $8.5 million through the period ending in 2014. The terms of the obligations under capital leases generally match the terms of the related subleases, both having fixed rental payments, and similar purchase or renewal options if available.

MATURITIES
The following table summarizes the maturity dates for senior term notes, nonrecourse obligations, and obligations under capital leases. The table also includes maturity dates for unused revolving commitments based on the assumption that the commitment will be used to retire commercial paper, notes payable and bankers' acceptances.

                            CONVERTED
                            REVOLVING
                         CREDIT LOANS                     OBLIGATIONS                          TOTAL
                            AND OTHER    SENIOR TERM    UNDER CAPITAL     TOTAL DEBT     NONRECOURSE
       YEAR DUE      SHORT-TERM NOTES          NOTES           LEASES      FINANCING     OBLIGATIONS
                     ----------------- --------------  --------------- --------------  --------------
       2001                  $408,568     $  238,520           $1,591     $  648,679        $206,669
       2002                        --        397,520            1,934        399,454         148,151
       2003                        --        451,020            1,754        452,774          63,499
       2004                        --        194,520             (25)        194,495          19,138
       2005                        --        142,520             (10)        142,510           6,259
       After 2005                  --        574,500            1,873        576,373          30,438
                             --------     ----------           ------  -------------        --------
            Total            $408,568     $1,998,600           $7,117     $2,414,285        $474,154
                             ========     ==========           ======  =============        ========


Imputed interest on capital leases totaled $1.4 million at December 31, 2000.


7. OPERATING LEASE OBLIGATIONS
The Company incurs rental expense as a lessee under certain equipment and facility operating leases, and earns rental income as a lessor under related operating subleases. Total rental expense was $43.6 million, $42.3 million, and $42.9 million, and corresponding sublease operating income was $42.4 million, $42.4 million, and $43.5 million, in 2000, 1999, and 1998 respectively.

The following summarizes future rents payable through 2022 and sublease rents receivable under noncancelable operating leases through 2015:

                                                                 OPERATING
                                                   LEASE           LEASE
                       YEAR DUE                  OBLIGATIONS     RECEIVABLES
                     --------------            -------------   -------------
                     2001                          $ 34,820        $ 39,013
                     2002                            34,516          31,323
                     2003                            31,206          28,335
                     2004                            26,502          23,444
                     2005                            24,255          21,755
                     After 2005                     247,451          90,403
                                                   --------        --------
                          Total                    $398,750        $234,273
                                                   ========        ========


8. STOCKHOLDER'S EQUITY
As of December 31, 2000 and 1999, all issued common and preferred stock of the Company was held by the Parent. The preferred stock is convertible to common stock on a one-for-one basis at the option of the holder. Dividends on preferred stock are payable at the same rate per share as common stock when and as declared by the board of directors.


9. INCOME TAXES
The Parent files a consolidated federal income tax return that includes the taxable income of the Company. Under an intercompany tax agreement, the Company reimburses the Parent for any additional federal tax liabilities that it generates, and receives reimbursement from the Parent for any of the Company's operating losses or tax credits utilized in the consolidated federal return.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recorded these differences in its deferred tax accounts, intercompany accounts receivable, and equity accounts. During the period from 1975 to 1985, the Company sold a portion of its deferred tax liability to the Parent, and the Parent reinvested the proceeds in the Company by purchasing convertible preferred stock that is currently outstanding. The Company also purchased deferred tax liabilities from the Parent through December 31, 1994 for which the Company recorded an account receivable of $46.1 million.

In connection with the Company's 1998 acquisition of a 50% interest in RRPF, a net deferred income tax liability of $8.8 million was recorded in accordance with SFAS No. 109, "Accounting for Income Taxes." In 2000 and 1999, $1.7 million and $0.9 million, respectively, of this liability turned around.

The Company's deferred tax liabilities and assets consist of the following:

                                                               AT DECEMBER 31,
                                                        ------------------------------
                                                            2000             1999
                                                        -------------    -------------
DEFERRED TAX LIABILITIES
Leveraged Leases                                            $ 73,216         $ 49,754
Other Leases                                                 154,299          125,668
Investment in joint ventures                                 116,133          101,064
Alternative minimum tax adjustment                           (15,507)           5,889
Other                                                         49,361           40,089
                                                            --------         --------
    Total deferred tax liabilities                           377,502          322,464
                                                            ========         ========
DEFERRED TAX ASSETS
Allowance for losses on investments                           35,067           43,058
Loans                                                         23,584           31,416
Allowance for litigation                                      62,956                -
Other                                                         34,793           25,489
                                                            --------         --------
    Total deferred tax assets                                156,400           99,963
                                                            --------         --------
               Net deferred tax liabilities                 $221,102         $222,501
                                                            ========         ========

TAX ACCOUNT BALANCES
Deferred income tax liabilities                             $142,161         $143,560
Preferred stock and related additional paid-in capital       125,000          125,000
Due from GATX Corporation                                    (46,059)         (46,059)
                                                            --------         --------
               Net deferred tax liabilities                 $221,102         $222,501
                                                            ========         ========


The provision for income taxes from continuing operations consists of the following:

                                                                       YEAR ENDED DECEMBER 31,
                                                                 ------------------------------------
                                                                   2000         1999         1998
                                                                 ---------    ----------   ----------
       CURRENT
       Federal                                                    $(18,798)      $(2,984)     $29,074
       State and local                                                (514)        1,643        2,239
       Foreign                                                       1,400         4,598          615
                                                                  --------       -------       ------
            Total current                                          (17,912)        3,257       31,928
                                                                  ========       =======       ======
       DEFERRED
       Federal                                                       3,724        40,023       10,999
       State and local                                              (2,482)        5,347        5,553
       Foreign                                                       4,372           512        2,787
                                                                  --------       -------       ------
            Total deferred                                           5,614        45,882       19,339
                                                                  --------       -------       ------
                 Total (benefit) provision for income taxes
                 from continuing operations                        (12,298)      $49,139      $51,267
                                                                  ========       =======      =======


A reconciliation between the federal statutory tax rate and the Company's effective tax rate is shown below:

                                                            YEAR ENDED DECEMBER 31,
                                                 -----------------------------------------------
                                                     2000             1999             1998
                                                 -------------    -------------    -------------
Federal statutory income tax rate                     35.0%            35.0%            35.0%
State tax provision, net of federal tax benefit        4.1%             4.1%             4.1%
Other                                                  0.3%             1.6%             2.5%
                                                      ----             ----             ----
            Effective tax rate                        39.4%            40.7%            41.6%


The tax expense related to leveraged lease income was $11.8 million, $17.8 million, and $5.2 million in 2000, 1999, and 1998, respectively.

Income before income taxes from foreign operations was $16.8 million, $8.0 million, and $0.8 million in 2000, 1999, and 1998, respectively.

The Company does not provide federal income taxes on the undistributed earnings of foreign subsidiaries and affiliates where it intends to permanently reinvest the earnings in the foreign operations. The cumulative amount of such earnings was $48.4 million at December 31, 2000. It is not practicable to estimate the tax liability, if any, related to these earnings.

10. FOREIGN OPERATIONS
The Company provides or arranges equipment financing for non-affiliated entities both inside and outside the United States. In the following table, "export" revenue arises from transactions, some denominated in foreign currencies, between the Company's domestic operations and customers in foreign countries. "Foreign" refers to the Company's operations located outside of the United States.

                                                    YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------
                                             2000             1999             1998
                                         --------------   -------------    -------------
              REVENUES
                   Domestic                 $  618,713      $  466,097       $  398,638
                   Export                       91,699          61,252           43,864
                   Foreign                      17,929          20,184           25,553
                   Eliminations                 (3,617)         (2,671)          (1,603)
                                            ----------      ----------       ----------
                        TOTAL REVENUES      $  724,724      $  544,862       $  466,452
                                            ==========      ==========       ==========

              NET INCOME (LOSS)
                   United States            $  (50,040)     $   49,327       $   49,948
                   Foreign                      31,125          18,264            9,369
                                            ----------      ----------       ----------
                        TOTAL NET INCOME    $  (18,915)     $   67,591       $   59,317
                                            ==========      ==========       ==========

              TOTAL ASSETS
                   United States            $3,208,141      $2,480,442       $1,939,246
                   Foreign                     732,857         478,372          412,145
                   Eliminations                (75,422)        (17,123)         (75,709)
                                            ----------      ----------       ----------
                        TOTAL ASSETS        $3,865,576      $2,941,691       $2,275,682
                                            ==========      ==========       ==========


The Company has entered into currency swap and forward rate agreements to protect the dollar-value of expected foreign-denominated cash flows from adverse changes in foreign exchange rates. As of December 31, 2000, total currency swap agreements convert $22.8 million of dollar-denominated liabilities to 32.8 million of Canadian dollar-denominated liabilities, with swap termination dates between 2001 and 2013. The forward rate agreements convert 24.5 million euros to $28.7 million between 2001 and 2011.


11. BUSINESS SEGMENTS
For the first six months of 1999, the Company operated in two business segments:
Investment and Asset Management, comprised of lease, loan and joint venture investments and fee generation and asset management businesses; and Technology Equipment Sales and Service, comprised of sales and servicing of computer network technology equipment. The Company sold the technology equipment segment on June 30, 1999.

Notwithstanding the above, senior management periodically reviews categories within its investment portfolio for selected purposes. One such categorization divides the Company's investments into air, rail, venture, technology and other, in accordance with the type of asset underlying the investment. The following table summarizes the data reviewed by senior management for these categories:

            (IN MILLIONS)            AIR        RAIL      VENTURE     TECH       OTHER      TOTAL
       -------------------------    -------    -------    -------    -------    --------   --------
Total Revenue                        $  129.9     $103.6     $ 99.7     $253.5      $138.0   $  724.7
Investments Before Allowance          1,004.2      433.3      478.0      753.4       984.8    3,653.7
Funded Investments in 2000              288.3      107.9      339.9      397.7       398.6    1,532.4

12. RETIREMENT BENEFITS
The Company participates in the Parent's Non-Contributory Pension Plan for Salaried Employees (the "Plan"), a defined benefit pension plan covering substantially all employees. Independent actuaries determine pension cost for each subsidiary of the Parent included in the Plan; however, accumulated Plan obligation information, Plan assets and the components of net periodic pension costs pertaining to each subsidiary have not been separately determined. Contributions to the Plan made by the Company through the Parent were zero, zero, and $0.5 million in 2000, 1999 and 1998, respectively. Pension expense allocated to the Company was $1.6 million, $1.3 million, and $1.0 million in 2000, 1999 and 1998, respectively.

For certain retired employees who meet established criteria, the Company provides other postretirement benefits in addition to pension benefits, such as limited health care and life insurance benefits. Most domestic employees are eligible for other postretirement benefits if they retire from the Company with immediate pension benefits under the Plan. The net periodic cost and accrued liability associated with these benefits are not material to these financial statements.

13. COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF CREDIT RISK
At December 31, 2000, the Company's investment portfolio, including off-balance sheet assets, consists of 33% air equipment, 13% rail equipment, 21% technology equipment, 13% venture-related investments, 6% oil, steel and other production equipment, 6% marine equipment, and 8% other equipment.

The Company's backlog, which represents planned equipment purchases, some subject to firm purchase commitments, was $2.1 billion (unaudited) and $1.8 billion (unaudited), at December 31, 2000 and 1999, respectively.

The Company provides financial guarantees to its customers and affiliates in the normal course of business. Guarantees are commitments having off-balance sheet risk issued to (1) guarantee performance of an affiliate to a third party, generally in the form of a lease or loan payment guarantee, or (2) guarantee the value of an asset at the end of a lease. Similar to the Company's on-balance sheet investments, these guarantees expose the Company to credit and market risk; accordingly, the Company evaluates commitments (and other contingency obligations) using the same techniques used to evaluate funded transactions. Commitments are reviewed at least annually for potential exposure using the same criteria as discussed in the Allowance for Losses on Investments footnote, and the provision for losses on investments is adjusted as appropriate.

The Company generally issues loan and lease payment guarantees to support affiliates' outside borrowings, which affiliates use to acquire assets that are then leased to third parties. The Company is not aware of any event of default which would require it to satisfy these guarantees, and expects the affiliates to generate sufficient cash flow to satisfy their lease and loan obligations. At December 31, 2000 the Company had guaranteed $109.1 million of such obligations, having fixed expiration dates ranging from 2001 through 2016. The Company receives fees for providing some of these guarantees, which it recognizes in income as earned.

The Company issues asset value guarantees, which insure that an asset or group of assets will have a specific worth at the end of a lease term, and minimum lease receipt guarantees to third parties, both on its own and through joint venture affiliates created solely to guarantee asset values. The Company has evaluated these guarantees using the same techniques used to evaluate funded transactions, and has concluded, based on known and expected market conditions, that the guarantees will not result in any adverse financial impact to the Company. At December 31, 2000 the Company had guaranteed $190.5 million of asset value, under contracts expiring between 2001 and 2020. Revenue is earned for providing these asset value guarantees in the form of an initial fee (which is amortized into income over the guarantee period) and by sharing in any proceeds received upon disposition of the asset in excess of the amount guaranteed (which is recorded when realized).

The Company has various unresolved claims pending. The ultimate liability with respect to such claims cannot be determined at this time, but management believes that damages, if any, required to be paid by the Company in the discharge of such liabilities are not likely to be material to the Company's consolidated financial position or results of operations.


14. FAIR VALUE OF FINANCIAL INSTRUMENTS
Generally accepted accounting principles require disclosure of the estimated fair value of the Company's financial instruments, excluding lease transactions accounted for under SFAS 13. Fair value is a subjective and imprecise measurement that is based on assumptions and market data.

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

SECURED LOANS
The fair values of the fixed-rate loans are estimated using discounted cash flow analysis at interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The discount rate is only applied to the unreserved portion of certain fixed-rate loans that have specific reserves in the allowance for loan losses equal to or in excess of 25% of the recorded value of the loan. The fair values of the variable-rate secured loans are assumed to be equal to their carrying values.

SENIOR TERM NOTES AND NONRECOURSE OBLIGATIONS
The fair value of fixed rate senior term notes and nonrecourse obligations are estimated by discounting future contractual cash flows using the market interest rate for each note based on the Company's current incremental borrowing rates for similar borrowing arrangements. The fair values of variable rate senior term notes and nonrecourse obligations are assumed to be equal to their carrying values.

INTEREST RATE AND CURRENCY SWAPS
The fair value of the interest rate and currency swaps are estimated by discounting the fixed cash flows received under each swap using the rate at which the Company could enter into new swaps of similar remaining maturities. The carrying amount shown on the table below represents the amount of accrued interest payable or receivable at the end of the period. The fair value represents the accrued amount plus the amount that the Company would have to pay or would receive in the current market to unwind the swaps.

OTHER OFF-BALANCE SHEET FINANCIAL INSTRUMENTS
It is not practicable to estimate the fair value of the Company's other off-balance sheet financial instruments. Since there are few active markets for these instruments, and the Company holds an immaterial amount of such instruments, the Company would be unable to estimate fair value without incurring excessive costs.

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

                                                    AT DECEMBER 31, 2000
                                                ------------------------------
                                                  CARRYING           FAIR
                                                   AMOUNT           VALUE
                                                -------------    -------------
              ASSETS
              Secured Loans                       $  634,075      $   616,816

              LIABILITIES
              Senior term notes                    1,998,600        1,980,263
              Nonrecourse obligations                474,154          442,608
              Interest rate and currency swaps            34            5,391

                                                    AT DECEMBER 31, 1999
                                                ------------------------------
                                                  CARRYING           FAIR
                                                   AMOUNT           VALUE
                                                -------------    -------------
              ASSETS
              Secured Loans                       $  358,001       $  355,971

              LIABILITIES
              Senior term notes                    1,625,000        1,592,234
              Nonrecourse obligations                397,849          372,950
              Interest rate and currency swaps            46           (1,109)


15. SUBSEQUENT EVENTS
The Company was party to litigation arising from the issuance by the 1996 Federal Aviation Administration of Airworthiness Directive 96-01-03, the effect of which significantly reduced the amount of freight that ten 747 aircraft were authorized to carry. GATX/Airlog, a California partnership in which a subsidiary of the Company is a partner, through a series of contractors, modified these aircraft from passenger to freighter configuration between 1988 and 1994.

On February 16, 2001, a jury found that GATX/Airlog breached its warranties under the applicable aircraft modification agreements, and failed to disclose information to the operators of the aircraft. On March 1, 2001, the jury awarded Kalitta Air $47.5 million in damages plus applicable interest. Prior to March 1, 2001, the Company settled a related dispute with Evergreen International Airlines, Inc., which had also been party to the litigation. The Company will pursue all means of loss recovery including appeals and insurance coverage.

The Company recorded a pretax charge of $160.5 million in 2000 to accrue for its obligations under the various settlement agreements and management's best estimate of the company's potential liability under the judgement entered in favor of Kalitta Air.

On February 13, 2001 the Company acquired the U.S. information technology portfolio of El Camino Resources, Ltd., for $129.7 million in cash and the assumption of $243.1 million of non-recourse debt. The portfolio, which consists of information management systems on lease to businesses across the U.S., will be combined with the Company's similar technology assets.

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors of GATX Capital Corporation:

We have audited the accompanying consolidated balance sheets of GATX Capital Corporation (a wholly owned subsidiary of GATX Corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, cash flows and changes in stockholder's equity for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GATX Capital Corporation and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



San Francisco, California
January 23, 2001
except for Note 15, as to which the date is March 5, 2001

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                                    PART III

Items 10, 11, 12 & 13

Omitted under provisions of the reduced disclosure format.


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. Financial statements

The following consolidated financial statements of GATX Capital Corporation are filed in response to Item 8:

        Consolidated Statements of Operations for the years ended December 31,
          2000, 1999, and 1998
        Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated Statements of Cash Flows for the years ended December 31,
          2000, 1999, and 1998
        Consolidated Statements of Changes in Stockholder's Equity for the years ended December 31, 2000, 1999, and 1998
        Notes to Consolidated Financial Statements

    2. Financial statement schedules

All financial statement schedules have been omitted because they are not applicable or because required information is provided in the financial statements, including the notes thereto, which are included in Item 8.

    3. Exhibits Required by Item 601 of Regulation S-K

Exhibit Number
--------------
  3(a)        Restated Certificate of Incorporation of the Company.(6)
  3(b)        By-laws of the Company.(1)
  4(d)        Term Loan Agreement between the Company and a Bank dated December 26,
              1990.(2)
  10(a)       Office Leases, Four Embarcadero Center, dated October 1, 1990 and
              June 1, 1991, between the Company and Four Embarcadero Center Venture.(2)
  10(b)       Tax Operating Agreement dated January 1, 1983 between GATX
              Corporation and the Company.(3)
  10(c)       Credit Agreement among the Company, the Banks listed on Schedule I thereto and Chase Manhattan Bank, as agent for the Banks, dated
              July 1, 1998.(8)
  10(d)       Credit Agreement among the Company, its two subsidiaries operating in Canada, and the Bank of Montreal, dated December 14, 1992.(4)
  10(e)       First Amendment, dated June 20, 1993 to Credit Agreement referred to in
              10(d).(5)
  10(f)       Second Amendment, dated June 14, 1994, to Credit Agreement referred to in
              10(d).(5)
  10(g)       Third Amendment, dated December 1, 1994, to Credit Agreement referred to in 10(d).(5)
  12          Ratio of Earnings to Fixed Charges.(7)
  23          Consent of Independent Auditors.(7)


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


                                    March 30, 2001



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


By  /s/  Jesse V. Crews                       By  /s/  Curt F. Glenn
-----------------------                       -----------------------
Jesse V. Crews                                Curt F. Glenn
President, Chief Executive Officer            Senior Vice President and
and Director                                  Chief Financial Officer

Dated: March 30, 2001                         Dated: March 30, 2001


By  /s/  Delphine M. Regalia                  By  /s/  Brian A. Kenney
----------------------------                  ------------------------
Delphine M. Regalia                           Brian A. Kenney
Principal Accounting Officer                  Director
and Controller

Dated: March 30, 2001                         Dated: March 30, 2001


By  /s/  Kathryn G. Jackson                  By  /s/  Alan C. Coe
---------------------------                  --------------------
Kathryn G. Jackson                            Alan C. Coe
Executive Vice President                      Executive Vice President
and Director                                  and Director

Dated: March 30, 2001                         Dated: March 30, 2001