Form 10-Q
period 2001-03-31
GATX CAPITAL CORP
filed 2001-05-03
CIK 357019

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended                       Commission File Number
        March  31, 2001                                 1-8319

                        [GATX CAPITAL CORPORATION LOGO]



                            GATX CAPITAL CORPORATION


     Incorporated in the                IRS Employer Identification Number
      State of Delaware                           94-1661392


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


As of May 3, 2001, Registrant has outstanding 1,031,250 shares of $1 par value Common Stock.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) and
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

GATX CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED, IN THOUSANDS)


                                                           Three Months Ended
                                                               March 31,
                                                         ----------------------
                                                           2001          2000
                                                         --------      --------

REVENUES:

  Lease income                                           $155,811      $107,477
  Interest                                                 19,476        10,443
  Gain on sale of securities                               15,274        14,010
  Equity earnings from investments in joint ventures       13,974        18,878
  Fees                                                     10,432         4,727
  Gain on sale of assets                                    8,533         9,286
  Other                                                     1,413         1,523
                                                         --------      --------
                                                          224,913       166,344
                                                         --------      --------
EXPENSES:

  Operating leases                                         86,785        62,007
  Interest                                                 55,624        38,161
  Selling, general & administrative                        39,756        25,799
  Provision for losses on investments                      21,247         2,000
  Other                                                     2,590         1,186
                                                         --------      --------
                                                          206,002       129,153
                                                         --------      --------

Income before income taxes                                 18,911        37,191
Provision for income taxes                                  7,470        14,430
                                                         --------      --------

NET INCOME                                               $ 11,441      $ 22,761
                                                         ========      ========

GATX CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)


                                                            March 31,        December 31,
                                                              2001              2000
                                                           -----------       -----------
                                                                    (Unaudited)
ASSETS:
Cash and cash equivalents                                  $    41,689       $   115,436
Receivables:
   Direct financing leases                                     805,886           663,581
   Leveraged leases                                            215,422           223,515
   Secured loans                                               665,822           634,075
   Allowance for possible losses                               (98,439)          (89,401)
                                                           -----------       -----------
    Net receivables                                          1,588,691         1,431,770
Operating lease equipment - net of depreciation              1,285,735         1,133,061
Investments in joint ventures                                  954,638           866,832
Assets held for sale or lease                                   40,651            38,483
Other investments                                               91,086            88,938
Investment in future residuals                                   2,226             5,226
                                                           -----------       -----------
       Net investments                                       3,963,027         3,564,310
                                                           -----------       -----------
Due from GATX Corporation                                       28,134            21,259
Other assets                                                   154,567           121,616
                                                           -----------       -----------
TOTAL ASSETS                                               $ 4,187,417       $ 3,822,621
                                                           ===========       ===========

LIABILITIES AND STOCKHOLDER'S EQUITY:
Accrued interest                                           $    35,299       $    26,755
Accounts payable and other liabilities                         208,595           329,633
Debt financing:
   Commercial paper and bankers' acceptances                   179,880           173,625
   Notes payable                                               458,793           184,943
   Obligations under capital leases                              7,330             7,117
   Senior term notes                                         1,929,147         1,998,600
                                                           -----------       -----------
          Total debt financing                               2,575,150         2,364,285
                                                           -----------       -----------
Nonrecourse obligations                                        671,910           474,154
Deferred income                                                 15,064            21,144
Deferred income taxes                                          177,704           142,161
Stockholder's equity:
   Convertible preferred stock, par value $1,
       and additional paid-in capital                          125,000           125,000
   Common stock, par value $1,
       and additional paid-in capital                          113,960            63,960
   Accumulated other comprehensive income, net of tax            2,059            18,294
   Retained earnings                                           262,676           257,235
                                                           -----------       -----------
          Total stockholder's equity                           503,695           464,489
                                                           -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                 $ 4,187,417       $ 3,822,621
                                                           ===========       ===========

GATX CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED, IN THOUSANDS)


                                                                         Three Months Ended
                                                                              March 31,
                                                                      -------------------------
                                                                         2001            2000
                                                                      ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $  11,441       $  22,761
Reconciliation of net income to net cash flows
  (used) provided by operating activities:
     Provision for losses on investments                                 21,247           2,000
     Depreciation expense                                                77,585          52,294
     Provision for deferred income taxes                                 46,736          39,887
     Gain on sale of assets                                              (8,533)         (9,286)
     Gain on sale of securities                                         (15,274)        (14,010)
     Joint venture income, net of cash dividends                         (9,035)        (12,413)
     Changes in assets and liabilities:
        Other assets                                                    (18,795)         (7,645)
        Due from Parent                                                  (6,875)        (21,271)
        Accrued interest, accounts payable and other liabilities       (114,844)        (13,688)
        Deferred income                                                  (6,080)          2,194
     Other - net                                                          3,304          (6,748)
                                                                      ---------       ---------

Net cash flows (used) provided by operating activities                  (19,123)         34,075
                                                                      ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in leased equipment, net of
       nonrecourse borrowings for leveraged leases                     (265,991)       (155,944)
Loans extended to borrowers                                             (80,446)       (113,942)
Other investments                                                      (165,047)        (55,795)
                                                                      ---------       ---------
   Total investments                                                   (511,484)       (325,681)
                                                                      ---------       ---------
Lease rents received, net of earned income and
        leveraged lease nonrecourse debt service                         63,822          33,519
Loan principal received                                                  39,326          41,645
Proceeds from sale of assets                                             89,670          12,026
Proceeds from sale of securities                                         15,274          14,010
Joint venture investment recovery                                        40,297          12,023
                                                                      ---------       ---------

   Recovery of investments                                              248,389         113,223
                                                                      ---------       ---------

Net cash flows used in investing activities                            (263,095)       (212,458)
                                                                      ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from nonrecourse obligations                                    62,018         121,657
Proceeds from additional paid-in-capital                                 50,000               -
Net increase in capital lease obligation                                    213           1,910
Repayment of senior term notes                                          (69,453)         (5,000)
Repayment of nonrecourse obligations                                   (108,412)        (51,141)
Net increase in short-term borrowings                                   280,105         136,213
Dividends paid to stockholder                                            (6,000)         (9,426)
                                                                      ---------       ---------

Net cash flows provided by financing activities                         208,471         194,213
                                                                      ---------       ---------
Net  (decrease) increase in cash and cash equivalents                   (73,747)         15,830
Cash and cash equivalents at beginning of period                        115,436          45,817

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $  41,689       $  61,647
                                                                      =========       =========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES:
     Debt assumed for investment in leased equipment                  $ 243,127        $      -
                                                                      =========       =========

GATX CAPITAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED, IN THOUSANDS)


                                                            Three Months Ended
                                                                March 31
                                                         -----------------------
                                                           2001           2000
                                                         --------       --------
Net income                                               $ 11,441       $ 22,761
Other comprehensive (loss) gain, net of tax:
     Foreign currency translation adjustment               (1,860)        (1,883)
     Unrealized loss on derivatives                          (665)             -
     Unrealized (loss) gain on securities, net of
          reclassification adjustments (a)                (13,710)        15,677
                                                         --------       --------
Other comprehensive (loss) gain                           (16,235)        13,794
                                                         --------       --------
COMPREHENSIVE (LOSS) INCOME                              $ (4,794)      $ 36,555
                                                         ========       ========

(a) Reclassification adjustments:
       Unrealized (loss) gain on securities              $ (4,427)      $ 24,192
       Less - Reclassification adjustment for gains
          realized included in net income                  (9,283)        (8,515)
                                                         --------       --------
       Net unrealized (loss) gain on securities          $(13,710)      $ 15,677
                                                         ========       ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001 AND 2000


1. The consolidated balance sheet of GATX Capital Corporation and its subsidiaries (the "Company") at December 31, 2000 was derived from the audited financial statements at that date. All other consolidated financial statements are unaudited and include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations and financial position for and as of the end of the indicated periods. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be achieved for the entire year.

2. Certain prior year amounts have been reclassified to conform to current presentation.

3. The Company has various unresolved claims pending. The ultimate liability with respect to such claims cannot be determined at this time, but management believes that damages, if any, required to be paid by the Company in the discharge of such liabilities, should they arise, are not likely to be material to the Company's consolidated financial position or results of operations.

4. The Company uses interest rate and currency swap agreements, and forward sale agreements, as hedges that manage exposure to interest rate, market rate, and currency exchange rate risk on existing and anticipated transactions. Prior to January 1, 2001, a derivative instrument had to be identified with and reduce the risk arising from a specific transaction to qualify for hedge accounting. If the transaction did qualify for hedge accounting, interest income or expense on interest rate swaps was accrued and recorded as an adjustment to the interest income or expense related to the hedged item. Realized and unrealized gains or losses on currency swaps were deferred and included in the measurement of the hedged instrument over the term of the contract. Fair value changes arising from forward sale agreements were deferred as a component of the hedged instrument and recognized in other comprehensive income in stockholder's equity in conjunction with unrealized gains and losses on the designated hedged item.

     On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and various related implementation pronouncements. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging instruments. The statement requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through current earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

     In connection with its financing activities, the Company frequently obtains warrants from non-public, venture capital-backed companies. Through December 31, 2000, these items were accounted for as available-for-sale securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," with changes in fair value recorded as unrealized gain or loss in other comprehensive income in the equity section of the balance sheet. Upon adoption of SFAS No. 133, as amended, the Company accounted for warrants as derivatives, with prospective changes in fair value recorded in current earnings.

     As of December 31, 2000, a total of $28.0 million of unrealized gains, net of tax, were recorded in other comprehensive income, consisting of $25.5 million, net of tax, from stock held in the available-for-sale securities portfolio and $2.5 million, net of tax, from warrants. Pursuant to implementing SFAS No. 133, as amended, the Company recognized $0.7 million of pre-tax unrealized loss on warrants in other expense in the first quarter of 2001.

     Aside from warrants, the Company uses derivatives as hedges to manage the relationship of its fixed and floating rate investments to its fixed and floating rate borrowings, respectively, and to manage its exposure to foreign exchange rate volatility. However, due to the relatively small portfolio of such derivatives, the implementation of SFAS No. 133, as amended, did not have a material impact on the Company's financial statements for the periods presented herein.


PART I.  FINANCIAL INFORMATION, CONTINUED
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

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

Net income earned during the three months ended March 31, 2001, was $11.4 million, down $11.3 million from the same period last year due to a $19.2 million pre-tax increase in the provision for losses on investments. This increase to the allowance primarily reflects the Company's exposure to the weakening telecommunications and steel industries.


Revenues

Investment income, which includes lease income, equity earnings from investments in joint ventures, and interest, increased $52.5 million during the three-month period ended March 31, 2001, compared to the same period in 2000. This increase in revenue corresponds to an approximately $865 million increase in investment balances in the first quarter of 2001 compared to the same period last year. The increase in volume includes the purchase of a $370 million technology portfolio, including the assumption of $243 million of nonrecourse debt, and continued new investments in the aircraft portfolio.

Fees include income from providing remarketing services to third parties, proceeds from the sale of non-owned assets in which the Company has a residual share, and income from providing lease-related services and management. Fees were $10.4 million in the first quarter of 2001, an increase of $5.7 million over the first quarter of 2000 primarily due to residual sharing fees from the sale of three aircraft. Gain on sale of assets, which arise from the sale of the Company's investments other than marketable securities, were $8.5 million and $9.3 million for the first quarter of 2001 and 2000, respectively. Gains from the sale of assets do not occur evenly between periods.

In addition to the above, $15.3 million net gain on sale of securities in the first quarter of 2001 from the sale of stocks and warrants received from financing non-public, start-up companies, represents a $1.3 million increase over the same period in 2000. Gains from the sale of securities do not occur evenly between periods.


Expenses

Operating lease expense includes depreciation of operating lease equipment and rent expense on off-balance sheet financing. Operating lease expense was $86.8 million during the first quarter of 2001 compared to $62.0 million during the same period last year, primarily due to a $218 million increase in operating lease balances in the first quarter of 2001 compared to the same period last year.

The $17.5 million increase in interest expense corresponds to a $826 million increase in average quarterly debt balances and a 45 basis point increase in effective borrowing rates in the first quarter of 2001 compared to the same period last year.

Selling, general and administrative expenses were $14.0 million higher in the first quarter of 2001 than the first quarter of 2000 due to higher human resources and other administrative expenses associated with an overall increase in business activity, including the expansion of the venture finance platform.

As mentioned above, the provision for losses on investments increased $19.2 million in the first quarter 2001 over the first quarter of 2000, primarily due to the Company's exposure to the weakening telecommunications and steel industries.


CASH FLOW, LIQUIDITY AND CAPITAL RESOURCES

The Company generates cash from operations and investment portfolios, and has certain facilities for borrowing. In addition, certain lease transactions are financed by obtaining nonrecourse loans equal to the present value of some or all of the contracted rental streams. During the three months ended March 31, 2001, the Company funded $511 million of new investments and repaid $69 million of senior term notes using cash of $280 million from short-term borrowings, $248 million from various investing activities, and a $50 million capital contribution from the Parent.

At March 31, 2001, the Company had remaining borrowing capacity of $415.0 million under its $1,015 million Series G shelf registration. In addition, the Company had unused borrowings of $320.1 million under its commercial paper back-up and other committed bank facilities, and $27.9 million under a $35 million stand-alone bank facility maintained by one of the Company's subsidiaries.

Primarily as a result of the dramatic growth in the Company's investment balances over the last year, and the borrowings needed to fund that growth, total debt financing increased $686 million over the first quarter of 2000. At March 31, 2001, the Company could borrow an additional $435 million and still meet the 4.5:1 leverage ratio defined in its bank credit agreements.

The Company's capital structure includes both fixed and floating rate debt. The Company seeks to provide a stable margin over its cost of funds by managing the relationship of its fixed and floating rate investments to its fixed and floating rate borrowings, respectively.

At March 31, 2001, the Company had approved unfunded transactions totaling approximately $1.7 billion, approximately $604 million of which is expected to fund during the remainder of 2001. Once approved for funding, a transaction may not be completed for various reasons, or the investment may be shared with partners or sold.


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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: none

(b) The Company filed current reports on Form 8-K on February 13, 2001, February 20, 2001, and March 5, 2001.




Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           GATX CAPITAL CORPORATION


                           /s/ Curt F. Glenn
                           -----------------
                           Curt F. Glenn
                           Senior Vice President and Chief Financial Officer



                           /s/ Delphine M. Regalia
                           -----------------------
                           Delphine M. Regalia
                           Principal Accounting Officer and Controller



May 3, 2001