Form 10-K
period 2001-12-31
GATX FINANCIAL CORP
filed 2002-03-22
CIK 357019

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

    [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934



                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001



                                   OR




    [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-8319

                             ---------------------

                           GATX FINANCIAL CORPORATION

             INCORPORATED IN THE                     IRS EMPLOYER IDENTIFICATION NUMBER
              STATE OF DELAWARE                                  94-1661392

                             500 WEST MONROE STREET
                               CHICAGO, IL 60661
                                 (312) 621-6200

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Registrant had 1,031,250 shares of $1 par value common stock outstanding (all owned by GATX Corporation) as of March 22, 2002.

     GATX Financial Corporation meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and, therefore, is filing this form with the reduced disclosure format.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      INDEX TO GATX FINANCIAL CORPORATION

                                 2001 FORM 10-K

ITEM NO.                                                                PAGE NO.
--------                                                                --------
                                     PART I
Item 1.   Business....................................................      2
          Business Segments...........................................      2
          GATX Capital................................................      2
          GATX Rail...................................................      3
          Discontinued Operations -- Terminals and VAR................      4
          Trademarks, Patents, and Research Activities................      4
          Customer Base...............................................      4
          Employees...................................................      4
          Environmental Matters.......................................      5
          Risk Factors................................................      5
Item 2.   Properties..................................................      7
Item 3.   Legal Proceedings...........................................      8
Item 4.   Submission of Matters to a Vote of Security Holders.........      9

                                    PART II
Item 5.   Market for the Registrant's Common Equity and Related
          Shareholder Matters.........................................      9
Item 6.   Selected Financial Data.....................................      9
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................      9
            Year Ended December 31, 2001 Compared to Year Ended
               December 31, 2000......................................      9
            Year Ended December 31, 2000 Compared to Year Ended
               December 31, 1999......................................     13
          Balance Sheet Discussion....................................     15
          Cash Flow Discussion........................................     18
          Liquidity and Capital Resources.............................     19
          Other Information...........................................     22
          Critical Accounting Policies................................     23
          New Accounting Pronouncements...............................     23
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................     24
Item 8.   Financial Statements and Supplementary Data.................     26
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................     55

                                    PART III
Item 10.  Directors and Executive Officers of the Registrant..........     55
Item 11.  Executive Compensation......................................     55
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................     55
Item 13.  Certain Relationships and Related Transactions..............     55

                                    PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................     56

                                     PART I

ITEM 1. BUSINESS

     GATX Financial Corporation (GFC or the Company), formerly GATX Capital Corporation, is a wholly owned subsidiary of GATX Corporation (GATX). In August 2001, GATX completed a realignment of the legal structure of its subsidiary companies. The new structure combined GATX's principal subsidiaries, GATX Rail Corporation and GATX Capital Corporation, into a single legal entity that was renamed GATX Financial Corporation.

     GFC is headquartered in Chicago, Illinois and provides its services and products through two operating segments: GATX Capital and GATX Rail. Through these businesses, GFC combines asset knowledge and services, structuring expertise, partnering and risk capital to serve customers and partners worldwide. GFC specializes in railcar and locomotive leasing, aircraft leasing, information technology leasing, venture leasing and finance, and the leasing and portfolio management of other large ticket assets.

     In prior years, the GATX Capital segment included a rail business unit, which leased freight cars and locomotives under operating and finance leases. In 2001, GFC combined into one rail segment, the rail business unit of GATX Capital with GATX Rail, a full service lessor of railcars, primarily tank cars. The financial data for GATX Rail and GATX Capital has been restated for all periods presented to reflect the change in the composition of each operating segment.

     GATX Terminals Corporation (Terminals), which specialized in the storage and distribution of bulk petroleum and chemical products, and the value-added technology equipment sales and services segment (VAR) are no longer considered to be continuing operations and the financial data has been segregated as discontinued operations for all periods presented.

     At December 31, 2001, GFC had on balance sheet assets of $6.4 billion, primarily operating assets such as railcars, commercial aircraft and information technology equipment. In addition to the $6.4 billion of assets recorded on the balance sheet, GFC utilizes approximately $1.6 billion of other assets, such as railcars and aircraft, which were financed with operating leases and therefore are not recorded on the balance sheet.

BUSINESS SEGMENTS

                                  GATX CAPITAL

     GATX Capital provides financing for equipment and other capital assets on a worldwide basis. These financings, which are held within GATX Capital's own portfolio and through partnerships with co-investors, are structured as leases and secured loans, and frequently include interests in an asset's residual value and warrants of non-public companies. GATX Capital also generates fee-based income through transaction structuring and portfolio management services. Fees are earned at the time a transaction is completed, an asset is remarketed, and/or on an ongoing basis in the case of portfolio management activities.

     Headquartered in San Francisco, California, GATX Capital consists of four business units: Air, Technology, Venture Finance and Specialty Finance.

     The Air business unit primarily leases newer, narrow-body aircraft used by commercial airlines throughout the world. GATX Capital has an interest in 173 aircraft. Of these, 24 aircraft are wholly owned by GATX Capital and the remainder are owned in combination with other investors. All of the 173 aircraft are in compliance with generally applicable noise standards (Stage III) and have an average age of approximately nine years. These aircraft have an estimated useful life of approximately 25 years. For aircraft currently on lease, the average remaining lease term is approximately four years. GATX Capital's customer base is diverse in carrier type and geographic location. GATX Capital leases to over 50 airlines in 20 countries and is not highly dependent on any one airline; no single customer exposure exceeds 10% of the net book value of the total air portfolio (including off balance sheet assets). GATX Capital purchases its aircraft from two manufacturers, Airbus Industrie (Airbus) and The Boeing Company (Boeing). See discussion in the OTHER

INFORMATION section of Management's Discussion and Analysis and in the RISK FACTORS section of Part I of this document for additional details regarding the air portfolio.

     The Technology business unit provides lease financing and asset management services related to information technology (IT) equipment, primarily to Fortune 1000 companies, including companies within the professional services, healthcare, industrial and food industries. The equipment leased to customers includes personal computers, servers, mainframes and mid-range equipment. GATX Capital purchases equipment from a number of manufacturers and vendors and is therefore not dependent on a single provider. In 2001, GATX Capital acquired a portfolio of IT equipment leases from El Camino Resources for approximately $372.5 million, including the assumption of $256.0 million of nonrecourse debt. IT equipment is typically depreciated over the lease term, which is approximately 2-5 years. The average size of an IT lease transaction is approximately $200,000. GATX Capital is not dependent on any single customer.

     The Venture Finance business unit provides secured loan and lease financing to early-stage, venture-backed companies. The financing is typically secured by specific equipment and/or by a lien on the customer's property, including intellectual property. Additionally, the financings frequently include warrants of non-public companies. In recent years, the Venture Finance portfolio included leases and loans to a number of telecommunication (telecom) companies. However, due to the poor performance of the telecom market, Venture Finance has exited the telecom financing business and has reduced its exposure to $20.3 million. Currently, Venture Finance has a highly diversified portfolio and provides financings to customers in a variety of industries, including pharmaceutical and life sciences, software and network equipment, and other business services. Venture capital firms are a critical source of new financings and GATX Capital has long-standing relationships with leading venture capital firms. GATX Capital typically limits transaction size to an average of $2.0 million per customer, and is therefore not dependent on, nor has concentration of risk with respect to, any single customer.

     The Specialty Finance business unit acts as an investor, arranger and manager of financing services involving a variety of asset types and industries. Specialty Finance also manages $1.1 billion of assets for third-party clients. The majority of these managed assets are in markets which GATX Capital has a high level of expertise, such as air and rail.

     GATX Capital primarily competes with captive leasing companies, leasing subsidiaries of commercial banks, independent leasing companies, lease brokers, investment bankers and financing arms of equipment manufacturers. No single customer accounts for more than 5% of GATX Capital's revenues. In addition to its San Francisco home office, GATX Capital has 5 domestic and 7 foreign offices.

                                   GATX RAIL

     GATX Rail (Rail) is headquartered in Chicago, Illinois and is principally engaged in leasing rail equipment, including tank cars, freight cars and locomotives. Rail provides both full service leases and net leases. Under a net lease, the lessee is responsible for maintenance, insurance and taxes. Under its full service leases, Rail maintains and services its railcars, pays ad valorem taxes, and provides many ancillary services. Rail owns, or has an interest in, approximately 164,000 railcars worldwide. As of December 31, 2001, Rail owned or had an interest in approximately 129,000 railcars in North America, comprised of 71,000 tank cars and 58,000 specialized freight cars. Rail's fleet has a depreciable life of 20 to 38 years and an average age of approximately 16 years. The utilization rate of Rail's wholly owned North American railcar fleet at December 31, 2001 was approximately 91%. Rail also owns or has an interest in approximately 900 locomotives. The utilization rate for Rail's locomotives at December 31, 2001 was 82%.

     In March 2001, Rail purchased Dyrekcja Eksploatacji Cystern (DEC), Poland's national tank car fleet. DEC assets include 11,000 tank cars and a railcar maintenance network. Rail also has an interest in two other European railcar fleets through its investments in affiliated companies. Rail owns a 49.5% interest in KVG Kesselwagen Vermietgesellschaft mbH, a German- and Austrian-based tank car leasing company with approximately 8,000 cars, and a 37.5% interest in AAE Cargo, a freight car lessor headquartered in Switzerland, with approximately 15,000 cars. Additionally, Rail has an interest in 1,300 other railcars.

     In North America, Rail's customers use its railcars to ship over 900 different commodities, principally chemicals, petroleum, and food products. For 2001, approximately 36% of railcar leasing revenue was attributable to shipments of chemical products, 24% related to shipments of petroleum products, 12% related to shipments of food, and 28% was derived from the railroad industry and the shipment of other products. Rail leases railcars to approximately 700 customers, including major chemical, oil, food, agricultural and railroad companies. No single customer represents more than 3% of total railcar leasing revenue.

     Rail typically leases new tank cars and specialty freight cars to its customers for terms of approximately four years. Renewals, or extensions of existing leases, are typically for periods ranging from less than a year to seven years with an average lease term of three years. In North America, Rail purchases most of its new railcars from a limited number of manufacturers, including Trinity Industries, Inc., a Texas-based manufacturer and American Railcar Industries, a Missouri-based manufacturer. Rail operates a network of major service centers in North America and Europe. Rail supplements these major service centers with smaller service centers and a fleet of service trucks. Additionally, Rail utilizes independent third-party repair facilities. Two business offices and four service centers in Poland were added as part of the DEC acquisition.

     The North American full-service tank car and freight car leasing industry is comprised of Rail, Union Tank Car Company, General Electric Railcar Services Corporation, and various financial institutions. At the end of 2001, there were 275,000 tank cars and 1.4 million freight cars owned and leased in the United States. At December 31, 2001, Rail's fleet was approximately 26% of the tank cars in North America and 36% of the leased market; and approximately 3% of the freight cars in North America and 7% of the leased market. As of year-end 2001, Rail's entire fleet comprised 15% of the total North American leased fleet market. Principal competitive factors include price, service and availability.

                  DISCONTINUED OPERATIONS -- TERMINALS AND VAR

     As of December 31, 2001, GFC had substantially completed the divestiture of GATX Terminals (Terminals). Terminals provided bulk liquid storage and pipeline distribution services.

     In the first quarter of 2001, GFC sold the majority of Terminals' domestic operations. The sale included substantially all of Terminals' domestic terminaling operations, the Central Florida Pipeline Company and Calnev Pipe Line Company. Also in the first quarter of 2001, GFC sold substantially all of Terminals' European operations. In the second and third quarters of 2001, Terminals sold its Asian operations and its interest in a distillate and blending distribution affiliate. GFC recognized an after-tax gain of $173.9 million from the sale in 2001.

     On June 30, 1999, GFC completed the sale of its value-added technology equipment sales and services segment (VAR) for $23.4 million. The consideration included stock of the buyer valued at $18.4 million and an interest bearing note receivable from the buyer for the remaining balance due. GFC recognized an after-tax gain of $1.1 million from the sale

TRADEMARKS, PATENTS AND RESEARCH ACTIVITIES

     Patents, trademarks, licenses, and research and development activities are not material to these businesses taken as a whole.

CUSTOMER BASE

     GFC, as a whole, is not dependent upon a single customer or concentration among a few customers.

EMPLOYEES

     GFC and its subsidiaries have approximately 1,400 employees, of whom 31% are hourly employees covered by union contracts.

ENVIRONMENTAL MATTERS

     Certain operations of GFC present potential environmental risks principally through the transportation of various commodities. Recognizing that potential risk to the environment is intrinsic to its operations, GFC is committed to protecting the environment as well as complying with applicable environmental protection laws and regulations. GFC, as well as its competitors, is subject to extensive regulation under federal, state and local environmental laws which have the effect of increasing the costs and liabilities associated with the conduct of its operations. In addition, GFC's foreign operations are subject to environmental laws in effect within each respective jurisdiction.

     GFC's policy is to monitor and actively address environmental concerns in a responsible manner. GFC has received notices from the U.S. Environmental Protection Agency (EPA) that it is a potentially responsible party (PRP) for study and cleanup costs at three sites in accordance with the requirements of the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (Superfund). Under these Acts and comparable state laws, GFC may be required to share in the cost to clean up various contaminated sites identified by the EPA and other agencies. GFC has also received notice that it is a PRP at one site to undertake a Natural Resource Damage Assessment. In all instances, GFC is one of a number of financially responsible PRPs and has been identified as potentially contributing only a small percentage of the contamination at each of the sites. Due to various factors such as the required level of remediation or restoration and participation in cleanup or restoration efforts by others, GFC's total cleanup costs at these sites cannot be predicted with certainty; however, GFC's best estimates for remediation and restoration of these sites have been determined and are included in its environmental reserves.

     Future costs of environmental compliance are indeterminable due to unknowns such as the magnitude of possible contamination, the timing and extent of the corrective actions that may be required, the determination of the Company's liability in proportion to other responsible parties, and the extent to which such costs are recoverable from third parties including insurers. Also, GFC may incur additional costs relating to facilities and sites where past operations followed practices and procedures that were considered acceptable at the time but in the future may require investigation and/or remedial work to ensure adequate protection to the environment under current or future standards. If future laws and regulations contain more stringent requirements than presently anticipated, expenditures may be higher than the estimates, forecasts, and assessments of potential environmental costs provided below. However, these costs are expected to be at least equal to the current level of expenditures. In addition, GFC has provided indemnities for environmental issues to the buyers of three divested companies for which GFC believes it has adequate reserves.

     In the first quarter of 2001, GFC sold substantially all of the U.S. terminals and pipeline assets, representing the bulk of Terminals' operations. The transaction was structured as a sale of the capital stock of Terminals. Under the terms of the agreement, the buyer assumed various environmental liabilities associated with the terminals and pipeline assets, and GFC provided a limited indemnity to the buyer.

     The following information excludes the potential liabilities associated with the sold Terminals' locations. GFC's environmental reserve at December 31, 2001 was $29.4 million and reflects GFC's best estimate of the cost to remediate known environmental conditions. Additions to the reserve were $1.7 million and $1.9 million for 2001 and 2000, respectively. Expenditures charged to the reserve amounted to $13.7 million and $1.2 million in 2001 and 2000, respectively. In 2001, GFC made capital expenditures of $0.2 million for environmental and regulatory compliance compared to $0.3 million in 2000.

RISK FACTORS

GFC's businesses are subject to a number of risks which investors should consider.

     - Air Industry: The effects of the terrorist attacks on September 11, 2001, or future events arising as a result of these terrorist attacks, including military or police activities in the United States or abroad, future terrorist activities or threats of such activities, political unrest and instability, riots and protests, could have on the U.S. economy, global financial markets and GFC's business cannot presently be determined with any accuracy. The effects may include, among other things, a permanent decrease in demand for air travel, consolidation in the airline industry, lower utilization of new and existing aircraft, lower aircraft rental rates, impairment of air portfolio assets and fewer available partners for joint ventures. Depending upon the severity, scope and duration of these effects, the impact on GFC's financial position, results of operations, and cash flows could be material.

     - Liquidity and Capital Resources: GFC utilizes uncommitted money market lines, commercial paper borrowings, unsecured debt and secured debt to fund its operations and contractual commitments. Since September 11, 2001, the borrowing spreads over treasury securities of unsecured debt for GFC have significantly increased. As a result of recent rating agency downgrades of GFC's long-term and short-term debt ratings, GFC could incur increased borrowing costs and have greater difficulty accessing the public and private markets for both secured and unsecured debt. GFC will also likely experience greater difficulty in accessing the commercial paper market. If these events or further deterioration in the capital markets prevent GFC from accessing these funding sources, GFC's other sources of funds, including its bank facilities and cash flow from operations and portfolio proceeds, may not provide adequate liquidity to fund its operations and contractual commitments.

     - Competition: GFC is subject to competition in its aircraft, rail and technology leasing markets. In many cases, the competitors are larger, higher-rated entities that have greater financial resources and access to lower cost capital than GFC. These factors permit many competitors to provide financing at lower rates than GFC.

     - Lease versus Purchase Decision: GFC's core businesses are reliant upon its customers continuing to lease rather than purchase assets. There are a number of items that factor into a customer's decision to lease or purchase assets, such as tax considerations, balance sheet considerations, and operational flexibility. GFC has no control over these external considerations and changes in these factors could negatively impact demand for its leasing products.

     - Effects of Inflation: Inflation in railcar rental rates as well as inflation in residual values for air and rail equipment have historically benefited GFC's financial results. Positive effects of inflation are unpredictable as to timing and duration depending on market conditions and economic factors.

     - Asset Obsolescence: GFC's core assets may be subject to functional or economic obsolescence. Although GFC believes it is adept at managing obsolescence risk, there is no guarantee that changes in various market fundamentals will not cause unexpected asset obsolescence in the future.

     - Allowance for Possible Losses: GFC's allowance for possible losses may be inadequate if unexpected adverse changes in the economy occur or discrete events adversely affect specific customers, industries or markets. If the allowance for possible losses is insufficient to cover losses in the receivables portfolio, then GFC's future financial position or results of operations could be negatively impacted.

     - Insurance: The ability to insure its rail and aircraft assets is an important aspect of GFC's ability to manage risk in these core businesses. There is no guarantee that such insurance will be available on a cost-effective basis consistently in the future.

     - Environmental: GFC is subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. GFC routinely assesses its environmental exposure including obligations and commitments for remediation of contaminated sites and assessments of ranges and probabilities of recoveries from other responsible parties. Because of the regulatory complexities and risk of unidentified contaminants on its properties, the potential exists for remediation costs to be materially different from the costs the Company has estimated.

     - Legal Matters: GFC has from time to time been, and may in the future be, named as a defendant in litigation involving personal injury, property damage and damage to the environment arising out of incidents in which its railcars have been, and may be, involved.

     - Regulation: GFC's air and rail operations are subject to the jurisdiction of a number of federal agencies, including the Department of Transportation. State agencies regulate some aspects of rail operations with respect to health and safety matters not otherwise preempted by federal law. GFC's failure to comply with the requirements and regulations of these agencies could negatively affect its operations and consequently its profitability.

Additional risk and uncertainties not presently known, or that GFC currently deem immaterial, may also negatively impact GFC's business operations.

ITEM 2.  PROPERTIES

     Information regarding the location and general character of certain properties of GFC is included in ITEM 1, BUSINESS, of this document. Properties are suitable and adequate for the current level of the Company's operations.

     At December 31, 2001, locations of operations were as follows:

GATX CAPITAL

HEADQUARTERS
San Francisco, California

BUSINESS OFFICES
Lafayette, California
Farmington, Connecticut
Tampa, Florida
Chicago, Illinois
Seattle, Washington
Sydney, Australia
Paris, France
Toulouse, France
Frankfurt, Germany
Tokyo, Japan
Zurich, Switzerland
London, United Kingdom

AFFILIATES
Homburg, Germany
Dublin, Ireland
Elstree, United Kingdom
London, United Kingdom
Woking, United Kingdom

GATX RAIL

NORTH AMERICAN
HEADQUARTERS
Chicago, Illinois

EUROPEAN HEADQUARTERS
Zurich, Switzerland

BUSINESS OFFICES
San Francisco, California
Valencia, California
Alpharetta, Georgia
Chicago, Illinois
Marlton, New Jersey
Houston, Texas
Mexico City, Mexico
Calgary, Alberta
Montreal, Quebec
Krakow, Poland
Warsaw, Poland

MAJOR SERVICE CENTERS
Colton, California
Waycross, Georgia
Hearne, Texas
Tierra Blanca, Mexico
Red Deer, Alberta
Sarnia, Ontario
Montreal, Quebec
Moose Jaw, Saskatchewan
Gdansk, Poland
Nowa Wies Wielka, Poland
Ostroda, Poland
Slotwiny, Poland

MINI SERVICE CENTERS
Macon, Georgia
Terre Haute, Indiana
Geismar, Louisiana
Plaquemine, Louisiana
Midland, Michigan
Cincinnati, Ohio
Catoosa, Oklahoma
Copper Hill, Tennessee
Freeport, Texas (2)
Monterrey, Mexico
Czechowice, Poland
Jedlicze, Poland
Nidzica, Poland
Plock, Poland

MOBILE SERVICE UNITS
Mobile, Alabama
Colton, California
Lake City, Florida
Norco, Louisiana
Las Cruces, New Mexico
Albany, New York
Masury, Ohio
Galena Park, Texas
Nederland, Texas
Olympia, Washington
Altamira, Mexico
Edmonton, Alberta
Red Deer, Alberta
Vancouver, British Columbia
Montreal, Quebec
Quebec, Quebec
Moose Jaw, Saskatchewan

AFFILIATES
Vienna, Austria
Hamburg, Germany
Zug, Switzerland

ITEM 3.  LEGAL PROCEEDINGS

     On May 25, 2001, a suit was filed in Civil District Court for the Parish of Orleans, State of Louisiana, in the matter styled Joseph A. Schneider, et al. vs. CSX Transportation, Inc., Hercules, Inc., Rhodia, Inc., Oil Mop, L.L.C., The Public Belt Railroad Commission For The City Of New Orleans, GATX Corporation, GATX Capital Corporation, The City of New Orleans, and The Alabama Great Southern Railroad Company, Number 2001-8924. The suit asserts that on May 25, 2000 tank car GATX 16770 leaked the fumes of its cargo, Dimethyl Sulfide, in a residential area in the western part of the city of New Orleans and that the tank car was subsequently taken by defendant New Orleans Public Belt Railroad to another location in the city of New Orleans, where it was later repaired. The plaintiffs are seeking compensation for alleged personal injuries and property damages. The petition alleges that a class should be certified.

     During the period from May, 2000 through April, 2001, twenty-two (22) law suits were filed seeking damages in connection with a May 3, 2000 incident in which a Burlington Northern Santa Fe Railway Company (Burlington Northern) train, proceeding through the Louisiana town of New Iberia, derailed several of its cars. One of the derailed cars was a tank car owned by the GATX Rail division (Rail) of GATX Financial Corporation, with a cargo of Xylene, which overturned in the derailment and ruptured when it was struck by an adjacent car. There was no fire or explosion. Some five hours later, after approximately 500 to 700 gallons of the Xylene had escaped, the rupture in the tank car was plugged. Additionally, hopper cars, not owned by Rail, were overturned and the material they contained, Polyvinyl Chloride powder and pellets, spilled out. The following cases have been filed in the United States District Court for the Western District of Louisiana: David Theriot, et al v. The Burlington Northern and Santa Fe Railway Co., et al (No. CV00-1097), David Theriot, et al v. The Burlington Northern and Santa Fe Railway Co., et al (No. CV01-0861), Janice Olivier, et al v. The Burlington Northern and Santa Fe Railway Co., et al (No. CV00-1561), Ethel Taylor, et al v. The Burlington Northern and Santa Fe Railway Co., et al (No. CV00-1436), Arthur Gregoire, III, et al v. The Burlington Northern and Santa Fe Railway Co., et al (No. CV00-1188), Peggy Jerac, et al v. The Burlington Northern and Santa Fe Railway Co., et al (No. CV00-1155), Kenneth Estilette, et al v. The Burlington Northern and Santa Fe Railway Co., et al (No. CV00-1170), Gloria Berry, et al v. The Burlington Northern and Santa Fe Railway Co., et al (No. CV00-1141), Mary Viltz, et al v. The Burlington Northern and Santa Fe Railway Co., et al (No. CV00-1140), The Burlington Northern and Santa Fe Railway Co. v. General American Transportation Co., et al (No. CV01-0797), Nelson J. Badeaux, et al v. The Burlington Northern and Santa Fe Railway Co., et al (No. CV01-0794), Joseph Rochelle, et al v. The Burlington Northern and Santa Fe Railway Co., et al (No. CV01-0877), Walter Thompson, et al v. The Burlington Northern and Santa Fe Railway Co., et al (No. CV01-0878), John H. Bell, et al v. The Burlington Northern and Santa Fe Railway Co., et al (No. CV01-0876). The remainder of the cases are filed in the 16th Judicial District Court for the Parish of Iberia, State of Louisiana as follows: Rebecca Hammons v. The Burlington Northern and Santa Fe Railway Co., et al, (No. 95710), Phillip Walker
v. The Burlington Northern and Santa Fe Railway Co., et al (No. 95712), Serella
M. Adams, et al v. The Burlington Northern and Santa Fe Railway Co., et al (No. 95711), Barry Bennett v. The Burlington Northern and Santa Fe Railway Co., et al (No. 95718), Tiny Vallian, et al v. The Burlington Northern and Santa Fe Railway Co., et al (No. 95861), Edward Martin v. The Burlington Northern and Santa Fe Railway Co., et al (No. 95665), Janelle Allen, et al v. The Burlington Northern and Santa Fe Railway Co., et al (No. 95723), Vernice Johnson, et al v. The Burlington Northern and Santa Fe Railway Co., et al (No. 95617). The suits collectively name approximately 112 plaintiffs and some assert that a class should be certified. The Company and certain of the predecessor companies of GATX Financial Corporation were not added as defendants until May of 2001; however, discovery and motions with regard to both class certification and remand have been stayed since August of 2000. The federal court has been supervising a mediation process that is ongoing at present. If mediation is unsuccessful, it is anticipated that litigation will actively proceed and that discovery, the litigating of motions to remand and for class certification and other such activities will commence.

     In March 2001, East European Kolia-System Financial Consultant S.A. filed a complaint in the Regional Court (Commercial Division) in Warsaw, Poland against Dyrekcja Eksploatacji Cystern Sp. z.o.o. (DEC), an indirect wholly owned subsidiary of GATX Financial Corporation, alleging damages of approximately

$52 million arising out of the unlawful taking over by DEC in August of 1998, a 51% interest in Kolsped Spedytor Miedzynarodwy Sp. z.o.o. (Kolsped), and removal of valuable property from Kolsped. The complaint was not served on DEC until December of 2001. The plaintiff claims that DEC unlawfully obtained confirmation of satisfaction of a condition precedent to its purchase of 51% interest in Kolsped, following which it allegedly mismanaged Kolsped and put it into bankruptcy. The plaintiff claims to have purchased the same 51% interest in Kolsped in April of 1999, subsequent to DEC's alleged failure to satisfy the condition precedent. GFC purchased DEC in March 2001 and believes this claim is without merit, and is vigorously pursuing the defense thereof.

     GFC and its subsidiaries are engaged in various other matters of litigation and have a number of unresolved claims pending, including proceedings under governmental laws and regulations related to environmental matters. While the amounts claimed are substantial and the ultimate liability with respect to such litigation and claims cannot be determined at this time, it is the opinion of management that amounts, if any, required to be paid by GFC and its subsidiaries in the discharge of such liabilities are not likely to be material to GFC's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not required.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     GATX Corporation owns all of the outstanding common stock of GFC.

ITEM 6.  SELECTED FINANCIAL DATA

     Not required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

     Information regarding general information and characteristics of the Company is included in ITEM 1, BUSINESS, of this document.

     The following discussion and analysis should be read in conjunction with the audited financial statements included herein. Certain statements within this document may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict," or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Refer to the RISK FACTORS section of Part I of this document for a discussion of these risks and uncertainties.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

  GATX CAPITAL

     The recessionary economy and challenging market conditions of 2001 impacted GATX Capital's businesses, particularly the telecommunications (telecom) and air businesses. GATX Capital's financing of telecom equipment expanded over the last few years as GATX Capital diversified its portfolio across many telecom sub-sectors and co-invested with other financial institutions. A significant portion of the losses experienced by GATX Capital in 2001 was attributable to the poor performance of the telecom market.

GATX Capital has exited the telecom equipment financing business and has reduced its exposure to $20.3 million, or approximately 1% of GATX Capital's total assets at December 31, 2001, a decrease of $150.9 million from December 31, 2000.

     A weakening economy coupled with the events of September 11th have caused a decrease in air travel which in turn has resulted in lower air asset utilization and increased pressure on lease rates for new and existing aircraft. GATX Capital expects aircraft demand and lease rates to remain under pressure in 2002. See discussion in the OTHER INFORMATION section of Management's Discussion and Analysis for additional details regarding the air portfolio.

  Gross Income

     GATX Capital's gross income of $764.8 million increased $144.8 million over the prior year principally due to higher lease income generated from a larger investment portfolio and higher asset remarketing income. This increase was partially offset by a decrease in share of affiliates' earnings. Lease income of $512.4 million increased $131.3 million from 2000, primarily from new leases within the technology portfolio. In the first quarter of 2001, GATX Capital acquired a portfolio of technology leases from El Camino Resources that contributed significantly to the increase in lease income.

     Asset remarketing income, which includes gains from the sale of assets from GATX Capital's own portfolio as well as residual sharing fees from the sale of managed assets, was $96.1 million, $51.2 million higher than 2000. The increase in asset remarketing income was driven by larger gains within the specialty finance and technology portfolios. Gains on the sale of equity securities, which are derived from warrants received as part of financing and leasing transactions with non-public companies, were $38.7 million, a decrease of $13.6 million from the prior year. Because the timing of such sales is dependent on changing market conditions, gains from the sale of equity securities and asset remarketing income do not occur evenly from period to period. GATX Capital expects that asset remarketing income for 2002 will be lower than the 2001 level. Additionally, it is anticipated that gains from the sale of equity securities in 2002 will be well below 2001 levels absent a strong recovery in the initial public offering market.

     GFC invests in companies and joint ventures that complement its existing business activities. GFC partners with financial institutions and operating companies to improve scale in certain markets, broaden diversification within an asset class, and enter new markets. GFC uses the equity method to account for these investments. Share of affiliates' earnings represent GFC's pre-tax earnings on undistributed earnings or losses of these investments.

     GATX Capital's share of affiliates' earnings decreased $32.0 million to $25.4 million in 2001 due primarily to losses within telecommunication joint ventures. Specifically, earnings from affiliates were net of a $35.6 million provision for possible losses and asset impairment charges from telecom affiliates.

  Ownership Costs

     Ownership costs, including interest, depreciation and operating lease expense, of $494.3 million increased $98.2 million compared with the prior year due to higher depreciation and interest expense. Depreciation and amortization expense of $289.5 million increased $80.4 million from 2000 reflecting the higher level of investment in operating lease assets, specifically technology and air assets. Interest expense increased $22.4 million in 2001 to $177.2 million reflecting higher average debt balances associated with funding new investment activity. Operating lease expense was comparable year over year.

  Selling, General and Administrative

     Selling, general and administrative (SG&A) expenses of $121.8 million increased $17.8 million over the prior year due to higher human resource and administrative expenses associated with an overall increase in business activity and increased legal expenses associated with the Airlog litigation (see discussion of Airlog litigation below).

  Provision for Possible Losses

     The provision for possible losses is derived from GATX Capital's estimate of losses based on a review of credit, collateral and market risks. The current year provision at GATX Capital of $97.8 million increased $81.8 million from 2000. This increase reflects the weakness in the economy and the deterioration of certain venture, steel and telecom investments. The allowance for possible losses decreased $2.5 million from December 31, 2000 to $85.4 million and was approximately 6.1% of reservable assets, down from 6.5% at the prior year end. Reservable assets are defined as rent receivables, direct financing leases, leveraged leases and secured loans. Net charge-offs of reservable assets totaled $100.3 million for the year ended December 31, 2001, and were comprised primarily of venture, telecom, steel and other specialty finance investments.

  Asset Impairment Charges

     A review for impairment of long-lived assets is performed whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment charge to be recognized is measured by the amount by which the carrying amount of the assets exceeds fair value. Asset impairment charges of $85.2 million increased $80.2 million from 2000. Asset impairment in the telecom and air portfolios were $67.8 million and $7.8 million, respectively, for the year ended December 31, 2001.

  Provision (Reversal) for Litigation Charges

     GATX Capital Corporation (GCC), was party to litigation arising from the issuance by the Federal Aviation Administration of Airworthiness Directive 96-01-03 in 1996, the effect of which significantly reduced the amount of freight that ten 747 aircraft were authorized to carry. GATX/Airlog, a California partnership in which a subsidiary of GCC was a partner, through a series of contractors, modified these aircraft from passenger to freighter configuration between 1988 and 1994. GCC reached settlements covering five of the aircraft, and the remaining five were the subject of this litigation.

     On February 16, 2001, a jury found that GATX/Airlog breached certain warranties under the applicable aircraft modification agreements, and fraudulently failed to disclose information to the operators of the aircraft. In 2001, GCC reached settlement with each of the plaintiffs in this litigation.

     GFC had recorded a pre-tax charge of $160.5 million in 2000 to accrue for its estimated liability under the various settlement agreements. Upon settlement of these matters, $13.1 million of the previously recorded provision was reversed in 2001.

  Reduction in Workforce Charges

     During 2001, GATX Capital recorded a pre-tax charge of $5.6 million related to a reduction in workforce. This action was part of the parent company's previously announced initiative to reduce selling, general and administrative costs in response to current economic conditions. The reduction in workforce charge included involuntary employee separation and benefit costs for 88 employees, as well as occupancy and other costs.

  Net Loss

     GATX Capital's net loss for 2001 was $18.2 million and was principally the result of increases to the loss provision and asset impairment charges. GATX Capital's net loss for 2000 was $35.7 million and included an after-tax litigation charge of $97.6 million.

  GATX RAIL

     In 2001, GFC combined the rail business unit of GATX Capital and GATX Rail into one rail segment. All periods presented have been restated to reflect the combination of the rail operations. The North American and European rail markets continue to be negatively impacted by the economic downturn. Several industries serviced by GATX Rail (Rail), most notably the chemical industry, are experiencing adverse market conditions that have in turn reduced railcar and locomotive demand and lease rate pricing. Aggressive competition and railroad efficiency have also contributed to lower demand and lease rate pricing. These factors negatively impacted Rail's 2001 results, and are expected to continue to adversely affect railcar and locomotive demand and lease rates during 2002. In response to current rail market conditions, Rail has retired excess railcars, has limited orders of new railcars to specific customer requests and has taken steps to reduce operating and SG&A expenses.

     In March 2001, Rail purchased Dyrekcja Eksploatacji Cystern (DEC), Poland's national tank car fleet, for $95.8 million. Under the terms of the acquisition agreement, Rail is obligated to invest $71.9 million in DEC over the next five years. DEC assets include 11,000 tank cars and a railcar maintenance network. Comparisons between periods are affected by the inclusion of DEC in the 2001 financial statements.

  Gross Income

     Rail's gross income of $676.1 million was flat with 2000. Excluding DEC's gross income of $25.6 million, Rail's gross income decreased $25.5 million from the prior year. Rental revenue was $602.9 million in 2001 excluding DEC, $3.4 million lower than 2000, despite a slight increase in active railcars. Lease rates were affected by excess capacity in the leasing market, which in turn negatively impacted rental revenue. Rail had approximately 103,000 of wholly owned railcars on lease throughout North America at year end, compared to 102,000 railcars a year ago. North American utilization ended the year at 91.2% on a total fleet of 112,000 wholly owned railcars, compared to 92.4% at the end of 2000. In North America, Rail added 4,000 cars in 2001, a sharp decrease from the 8,000 cars added in 2000, as a result of limiting new railcar orders in response to the current rail market.

     Asset remarketing income of $2.9 million was $9.4 million lower than the prior year. Share of affiliates' earnings of $7.4 million decreased $13.2 million. The decrease in both asset remarketing income and share of affiliates' earnings was partly attributable to the 2000 sale of six-axle locomotives. Rail and its affiliate Locomotive Leasing Partners, LLC reconfigured the locomotive fleet from six-axle locomotives to four-axle locomotives, which resulted in sales of wholly owned equipment and of assets held by the joint venture. Additionally, share of affiliates' earnings decreased $3.4 million in 2001 due to nonrecurring adjustments.

  Ownership Costs

     Ownership costs of $348.0 million increased $14.7 million from last year and include approximately $10.7 million of costs related to DEC. Excluding the impact of DEC, the $4.0 million increase in ownership costs from the prior year period is primarily due to the full year impact of last year's new car additions.

  Operating Costs

     Rail's operating costs of $176.3 million included $24.5 million of nonrecurring items, of which $19.7 million related to the closing of its East Chicago repair facility. Excluding the nonrecurring charges, operating expenses increased $22.1 million, of which $11.1 million was due to the acquisition of DEC. Repair costs, excluding DEC, were essentially flat with the prior year, however, storage costs increased due to a larger idle fleet. The current year results also included an increase in the general liability insurance reserves.

  Selling, General and Administrative

     SG&A expenses increased $5.2 million from the prior year period to $83.3 million and include $6.2 million attributable to DEC. International business development costs of $4.9 million also contributed to this increase. Excluding these costs, SG&A decreased $5.9 million in 2001 due to a reduction in personnel costs and lower discretionary spending.

  Provision for Possible Losses

     Rail's provision for possible losses of $0.6 million decreased $1.1 million from the prior year.

  Reduction in Workforce Charges

     During 2001, Rail recorded a pre-tax charge of $5.3 million related to a reduction in workforce. This action was part of the parent company's previously announced initiative to reduce selling, general and administrative costs in response to current economic conditions. The reduction in workforce charge included involuntary employee separation and benefit costs for 47 employees, as well as occupancy and other costs.

  Net Income

     Rail's net income of $44.1 million was $38.1 million lower than the prior year primarily due to closure costs related to its East Chicago repair facility, unfavorable market conditions and other nonrecurring charges.

  OTHER

     Other net income of $18.2 million increased $5.1 million from the prior year period. A decrease in net interest expense reflects the utilization of the proceeds from the sale of the Terminals businesses.

  INCOME TAXES

     The 2001 consolidated effective tax rate for continuing operations was 24.4% compared to the 2000 rate of 36.9%. The 2001 tax provision was impacted by a favorable deferred tax adjustment attributable to a reduction in foreign tax rates.

  DISCONTINUED OPERATIONS

     Discontinued operations encompasses the former GATX Terminals Corporation (Terminals).

     In the first quarter of 2001, GFC sold substantially all of Terminals' domestic operations. The sale included substantially all of Terminals' domestic terminaling operations, the Central Florida Pipeline Company and Calnev Pipe Line Company. In the first quarter of 2001, GFC also sold substantially all of Terminals' European operations. In the second and third quarters of 2001, Terminals sold its Asian operations and its interest in a distillate and blending distribution affiliate. At December 31, 2001, substantially all of Terminals operations were sold. A net after-tax gain of $173.9 million was recognized on the sale of Terminals assets.

     Operating results for 2001 were $2.7 million, down $34.4 million from the prior year. Comparisons between periods were affected by the timing of the sale of Terminals assets.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

  GATX CAPITAL

  Gross Income

     GATX Capital's gross income of $620.0 million increased $176.9 million over the prior year. Lease income of $381.1 million increased $116.4 million from 1999, primarily from new leases within the air, technology and specialty finance portfolios. Interest income of $60.1 million increased $19.3 million from the prior year due to higher average loan balances. The average loan balance was $196.3 million higher in 2000 compared to 1999 as a result of increased venture financing. Gains on the sale of equity securities were $52.3 million, an increase of $37.6 million from the prior year. Asset remarketing income was $44.9 million, $16.5 million lower than 1999. Share of affiliates' earnings increased $16.3 million to $57.4 million in 2000. Earnings growth in air and technology joint ventures contributed to this increase.

  Ownership Costs

     GATX Capital's ownership costs of $396.1 million increased $139.2 million from 1999. Depreciation and amortization expense of $209.1 million increased $78.0 million from 1999 and reflected a higher level of investments in operating lease assets. Interest expense increased $56.6 million to $154.8 million in 2000. Higher average debt outstanding combined with an increase in borrowing rates drove interest expense higher in 2000. Operating lease expense was comparable year over year.

  Selling, General and Administrative

     SG&A expenses of $104.0 million increased $15.7 million over the prior year due to higher human resource and administrative expenses associated with increased growth initiatives.

  Provision for Litigation Charges

     GATX Capital recorded a pre-tax charge of $160.5 million in 2000 to accrue for its estimated liability under various settlement agreements related to GATX/Airlog and management's best estimate of its potential liability under the judgment entered in favor of Kalitta Air.

  Provision for Possible Losses

     The provision for possible losses was $16.0 million, $5.5 million higher than 1999. The allowance for possible losses decreased $11.0 million from December 31, 1999 to $87.9 million and was approximately 6.5% of reservable assets, down from 10.3 % at December 31, 1999.

  Net (Loss) Income

     GATX Capital's net loss for 2000 was $35.7 million compared to net income of $52.8 million in 1999. This decrease was primarily the result of an after-tax litigation charge of $97.6 million.

  GATX RAIL

  Gross Income

     Rail's gross income of $676.0 million was $7.9 million higher than 1999. Rental revenue increased $14.2 million over the prior year, reflecting the net impact of a larger active North American fleet partially offset by lower lease renewal rates. Asset remarketing income of $12.3 million was $1.8 million lower than 1999 and share of affiliates' earnings of $20.6 million decreased $1.9 million from 1999. Rail's 1999 results include a gain from the sale of 1,700 grain cars that did not provide an acceptable level of long-term economic value.

     At year end 2000, Rail had 102,000 wholly owned railcars on lease in North America compared to 100,000 railcars on lease at the end of 1999. Utilization was 92.4% and 94.1% at the end of 2000 and 1999, respectively. Rail added 8,000 cars in 2000, which was comparable to 1999 additions. The majority of Rail's car additions occurred during the first half of 2000, as market conditions and growing economic uncertainty led to a sharp curtailment of new car orders and fleet acquisitions during the second half of the year.

  Ownership Costs

     Ownership costs of $333.3 million increased $28.2 million from 1999. Although Rail's fleet increased in 2000, depreciation and interest expense was comparable to 1999 as the incremental ownership costs were reflected as operating lease expense due to the sale-leaseback financing of railcars.

  Operating Costs

     Rail's operating costs decreased $6.0 million from 1999. Higher repair and maintenance expenses were offset by a number of nonrecurring items that affected both years. Repair and maintenance expenses were higher due in part to the increased use of third-party contract repair shops as a result of a labor dispute at Rail's U.S. service centers. The labor dispute was resolved in the first quarter of 2001.

  Selling, General and Administrative

     SG&A expenses were comparable year over year.

  Net Income

     Rail's net income of $82.2 million was $8.3 million lower than 1999 primarily due to decreased utilization and higher ownership costs.

  OTHER

     Other net income of $13.1 million was $0.2 million lower than 1999 primarily due to decreased SG&A and higher interest expense.

  INCOME TAXES

     The 2000 effective tax rate of 36.9% was lower than the 1999 rate of 39.0% due to the relative impact of state and foreign taxes and certain nondeductible expenses on pre-tax income.

  DISCONTINUED OPERATIONS

     Discontinued operations include Terminals and VAR. Operating results of discontinued operations contributed $37.1 million and $21.0 million to net income in 2000 and 1999, respectively.

BALANCE SHEET DISCUSSION

  ASSETS

     Assets for continuing operations increased to $6.4 billion in 2001 from $6.0 billion in 2000. Portfolio investments and capital additions of $1.8 billion were partially offset by depreciation and amortization, the sale-leaseback of railcars at Rail, and portfolio asset sales at GATX Capital.

     In addition to the $6.4 billion of assets recorded on the balance sheet, GFC utilizes approximately $1.6 billion of other assets, such as railcars and aircraft, which were financed with operating leases and therefore are not recorded on the balance sheet. The value of the off balance sheet assets was derived from the present value of GFC's committed future operating lease payments at various appropriate borrowing rates.

     The following table presents assets from continuing operations (on and off balance sheet) by segment and business unit (in millions):

                                        2001                             2000
                           ------------------------------   ------------------------------
                              ON        OFF                    ON        OFF
                           BALANCE    BALANCE     TOTAL     BALANCE    BALANCE     TOTAL
DECEMBER 31                 SHEET      SHEET      ASSETS     SHEET      SHEET      ASSETS
-----------                --------   --------   --------   --------   --------   --------
GATX RAIL................  $2,280.9   $1,533.6   $3,814.5   $2,091.2   $1,506.0   $3,597.2
GATX CAPITAL
  Air....................   1,375.7       35.0    1,410.7    1,081.0       38.2    1,119.2
  Specialty Finance......     929.2         --      929.2      996.2         --      996.2
  Technology.............     914.7       12.7      927.4      801.0       13.9      814.9
  Venture Finance........     346.1         --      346.1      506.7         --      506.7
                           --------   --------   --------   --------   --------   --------
TOTAL GATX CAPITAL.......   3,565.7       47.7    3,613.4    3,384.9       52.1    3,437.0
OTHER....................     541.4         --      541.4      476.4         --      476.4
                           --------   --------   --------   --------   --------   --------
                           $6,388.0   $1,581.3   $7,969.3   $5,952.5   $1,558.1   $7,510.6
                           ========   ========   ========   ========   ========   ========

  RECEIVABLES

     Receivables, including finance leases and secured loans, were comparable to last year. Investment volume was partially offset by portfolio asset sales and asset write-offs.

  ALLOWANCE FOR POSSIBLE LOSSES

     The purpose of the allowance is to provide an estimate of possible credit losses inherent in the investment portfolio. GFC sets the allowance by assessing overall risk and probable losses in the portfolio and by reviewing the Company's historical loss experience. GFC charges off amounts that management considers unrecoverable from obligors or through the disposition of collateral. GFC assesses the recoverability of investments by considering factors such as a customer's payment history and financial position, and the value of collateral based on internal and external appraisal sources.

     The following summarizes changes in the allowance for possible losses (in millions):

DECEMBER 31                                                    2001      2000
-----------                                                   -------   ------
Balance at beginning of the year............................  $  94.0   $112.3
Provision for possible losses...............................     98.4     17.7
Charges to allowance........................................   (105.1)   (37.0)
Recoveries and other........................................       .8      1.0
                                                              -------   ------
Balance at end of the year..................................  $  88.1   $ 94.0
                                                              =======   ======

     There were no material changes in estimation methods or assumptions for the allowance during 2001. The allowance for possible losses is periodically reviewed for adequacy by considering changes in economic conditions, collateral values and credit quality indicators. GFC believes that the allowance is adequate to cover losses inherent in the portfolio as of December 31, 2001. Because the allowance is based on judgments and estimates, it is possible that those judgments and estimates could change in the future, causing a corresponding change in the recorded allowance.

     The consolidated allowance for possible losses of $88.1 million decreased $5.9 million compared to the prior year. The allowance for possible losses at GATX Capital decreased $2.5 million from December 31, 2000 to $85.4 million and was approximately 6.1% of reservable assets, down from 6.5% at the prior year-end. Rail's allowance for possible losses decreased $3.4 million in 2001. Consolidated net charge-offs of reservable assets totaled $104.3 million for the year ended December 31, 2001, and were comprised primarily of venture, telecommunications, and steel investments.

  NON-PERFORMING INVESTMENTS

     Investments, such as leases and loans that are 90 days or more past due, or where reasonable doubt exists as to timely collection, including leases and loans that are individually identified as being impaired, are generally classified as non-performing unless adequately secured by collateral. Non-performing investments do not include lease assets that are temporarily off lease. Lease or interest income accrued but not collected is reversed when a lease or loan is classified as non-performing. Interest payments received on non-performing loans for which the ultimate collectibility of principal is uncertain are applied as principal reductions. Otherwise, such collections are credited to income when received.

     At December 31, 2001, non-performing investments of $96.4 million increased $18.0 million from the prior year end due to weakness in the venture and air markets. Non-performing investments as of December 31, 2001 were 3.4% of GATX Capital investments, compared to 3.0% of GATX Capital investments at December 31, 2000.

  OPERATING LEASE ASSETS, FACILITIES AND OTHER

     Operating lease assets and facilities increased $73.0 million from 2000 largely due to portfolio investments in aircraft, technology and railcar assets. Offsetting these investments were increases in accumulated depreciation, the sale-leaseback of railcars at Rail and portfolio asset sales at GATX Capital.

     GFC classifies amounts deposited toward the construction of wholly owned aircraft and other equipment, including capitalized interest, as progress payments. Progress payments made for aircraft within joint ventures are classified as investments in affiliated companies. In 2001, GFC terminated a joint venture with Flightlease, a Swissair Group Company. The joint venture had contracted with Boeing for the purchase of ten B737-800 aircraft and with Airbus for the purchase of 38 Airbus aircraft. GFC purchased Flightlease's interest in the Boeing order. GFC also reached an agreement with Airbus whereby in consideration for its agreement to purchase 19 A320 family aircraft from Airbus over the next four years, Airbus agreed to release GFC from any further obligations with respect to the original joint venture order. The $248.5 million increase in progress payments relates to these Airbus and Boeing orders.

  INVESTMENTS IN AFFILIATED COMPANIES

     Investments in affiliated companies decreased $14.4 million in 2001 largely due to $35.6 million in asset impairment and loss provision charges at the telecom affiliates. GFC invested $249.4 million and $244.6 million in joint ventures in 2001 and 2000, respectively. Share of affiliates' earnings were $32.8 million, $78.0 million and $63.6 million in 2001, 2000 and 1999, respectively. Distributions from affiliates were $225.6 million and $119.7 million in 2001 and 2000, respectively.

     The following table shows GFC's investment in affiliated companies by segment and business unit (in millions):

                                                                DECEMBER 31
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
GATX RAIL...................................................  $200.6   $205.9
GATX CAPITAL
  Air.......................................................   523.5    512.4
  Specialty Finance.........................................   205.9    184.0
  Technology................................................     8.9     13.0
  Venture Finance...........................................    14.1     52.1
                                                              ------   ------
TOTAL GATX CAPITAL..........................................   752.4    761.5
                                                              ------   ------
                                                              $953.0   $967.4
                                                              ======   ======

  OTHER ASSETS

     Other assets of $321.4 million at December 31, 2001 were $17.7 million lower than the prior year. Increases in assets held for sale and goodwill were partially offset by lower balances in stock warrants and securities held for investment. Assets held for sale are comprised mostly of aircraft.

  NET ASSETS OF DISCONTINUED OPERATIONS

     Net assets of discontinued operations decreased from 2000 reflecting the 2001 sale of Terminals assets. GFC received $1.2 billion in pre-tax proceeds from the sale of Terminals assets.

  ACCRUED EXPENSES

     Accrued expenses decreased $77.7 million compared to the prior year due to the settlement payments made in connection with the Airlog litigation.

  DEFERRED INCOME TAXES

     Deferred income taxes of $391.0 million decreased $71.8 million from the end of 2000 reflecting the full utilization of the alternative minimum tax (AMT) credit carryforward on a consolidated basis.

  DEBT

     Debt decreased $187.6 million since the end of 2000 as proceeds from the sale of Terminals were used to pay down short-term debt and fund portfolio investments. Nonrecourse debt increased $234.0 million primarily to fund technology and rail investments. The current year acquisition by GATX Capital of a portfolio of technology leases from El Camino Resources also contributed significantly to the increase in nonrecourse debt. Additionally, GFC has approximately $1.6 billion of off balance sheet debt related to assets that are financed with operating leases. The $1.6 billion was derived from the present value of GFC's committed future operating lease payments at various appropriate borrowing rates.

  TOTAL SHAREHOLDER'S EQUITY

     Shareholder's equity increased $163.4 million reflecting net income of $220.7 million partially offset by dividends paid to GATX Corporation of $72.6 million.

CASH FLOW DISCUSSION

     GFC generates significant cash flow from its operating activities and proceeds from its investment portfolio, which is used to service debt, pay dividends, and fund portfolio investments and capital additions.

  NET CASH PROVIDED BY CONTINUING OPERATIONS

     Net cash provided by continuing operations of $252.6 million decreased $173.0 million from 2000. Payments related to the settlement of the Airlog litigation decreased cash flow from operations by $141.0 million. All cash received from asset dispositions (excluding the proceeds from the sale of the Terminals segment), including gain and return of principal, was included in investing activities as portfolio proceeds or other asset sales.

  PORTFOLIO INVESTMENTS AND CAPITAL ADDITIONS

     Portfolio investments and capital additions of $1.8 billion decreased $121.4 million from 2000.

     The following table presents portfolio investments and capital additions by segment and business lines (in millions):

                                                                  DECEMBER 31
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
GATX RAIL...................................................  $  370.1   $  482.7
GATX CAPITAL
  Air.......................................................     577.1      288.3
  Technology................................................     431.3      397.7
  Venture Finance...........................................     259.4      339.9
  Specialty Finance.........................................     146.4      398.6
  Other.....................................................       8.2        6.7
                                                              --------   --------
TOTAL GATX CAPITAL..........................................   1,422.4    1,431.2
                                                              --------   --------
                                                              $1,792.5   $1,913.9
                                                              ========   ========

     Significant investments in Air included $264.3 million in progress payments for wholly owned aircraft and a $70.4 million investment in a new joint venture, The Pembroke Group. In the first quarter, GATX Capital acquired a portfolio of technology leases from El Camino Resources for $116.5 million (which is net of the assumption of $256.0 million of nonrecourse debt). Rail's capital additions in 2001 included $243.3 million to acquire approximately 4,000 railcars and locomotives throughout North America and $95.8 million for the acquisition of DEC. Future portfolio investments and capital additions (excluding contractual commitments) will be dependent on market conditions and opportunities to acquire desirable assets.

  PORTFOLIO PROCEEDS

     Portfolio proceeds of $1.0 billion increased $403.1 million from the 2000 period primarily due to an increase in the remarketing of manufacturing-related equipment and air assets, loan principal received and cash distributions from air and telecom joint venture investments. The timing of assets coming off lease, opportunities to renew leases at attractive rates, and the composition of the investment portfolio all contributed to the year-over-year increase in remarketing proceeds.

  PROCEEDS FROM OTHER ASSET SALES

     Proceeds from other asset sales included $189.2 million from the sale-leaseback of railcars at Rail compared to $291.1 million in 2000.

  PROCEEDS FROM SALE OF A PORTION OF SEGMENT

     Proceeds of $1.2 billion from the sale of a portion of a segment and $281.9 million of taxes paid were related to the sale of Terminals assets.

  NET CASH OF FINANCING ACTIVITIES FOR CONTINUING OPERATIONS

     Net cash provided by financing activities of continuing operations decreased $1.0 billion compared to 2000. Portfolio investments and capital additions were funded with proceeds from debt, cash from operations, and proceeds from asset sales, including the sale of Terminals. A portion of the proceeds from the sale of Terminals was utilized to repay short-term debt obligations.

LIQUIDITY AND CAPITAL RESOURCES

     GFC funds asset growth and meets debt and lease obligations through cash flow from operations, portfolio proceeds (including proceeds from asset sales), commercial paper borrowings, uncommitted money market lines, committed revolving credit facilities, the issuance of unsecured debt, and a variety of secured borrowings. GFC utilizes both the domestic and international bank and capital markets.

     GFC has revolving credit facilities totaling $775.0 million, consisting of a 364-day agreement for $141.7 million expiring in June 2002, which GFC intends to renew, and two other agreements for $350.0 million and $283.3 million that will expire in 2003 and 2004, respectively. The revolving credit facilities contain various restrictive covenants, including an asset coverage test, requirements to maintain a defined minimum net worth and a certain fixed charges coverage ratio. At December 31, 2001, GFC was in compliance with the covenants and conditions of the credit facilities. As defined in the credit facilities, the net worth of GFC at December 31, 2001 was $1.4 billion, which was in excess of the minimum net worth requirement of $900.0 million. Additionally, the ratio of earnings to fixed charges as defined by the credit facilities was 2.7x for the December 31, 2001 period, which was in excess of the 1.2x requirement. Pursuant to the terms of the commercial paper programs and rating agency guidelines, GFC must maintain unused revolving credit capacity at least equal to the amount of commercial paper outstanding. At December 31, 2001, GFC had available unused committed lines of credit amounting to $606.5 million.

     Secured financings are comprised primarily of the sale-leaseback of railcars. Other secured borrowings include mortgages on railcars and aircraft. The railcar sale-leasebacks qualify as operating leases and as such assets or liabilities associated with this equipment are not recorded on the balance sheet. Certain sale-leasebacks involve railcars that are operated by special purpose entities (SPE) that are wholly owned by GFC. The railcars are owned by various financial institutions and leased to the SPE. These financial institutions also have a security interest in the underlying customer subleases on these railcars. GFC manages the railcars for the SPE, and the lease obligations are non-recourse to GFC. The SPE structure was used in order to secure a higher credit rating and a lower cost of borrowing for GFC.

     GFC has a $1.0 billion shelf registration for debt securities, of which $600.0 million has been issued.

     The availability of these funding options may be adversely impacted by certain factors. Access to capital markets at competitive borrowing rates is dependent on GFC's credit rating as determined by rating agencies such as Standard & Poor's (S&P) and Moody's Investors Service (Moody's). On March 13, 2002, Moody's downgraded GFC's long-term debt unsecured to Baa3 from Baa2 and GFC's commercial paper to Prime-3 from Prime-2. Moody's now maintains a stable outlook on GFC's ratings. On March 14, 2002, S&P downgraded GFC's long-term unsecured debt from BBB+ to BBB and GFC's commercial paper from A-2 to A-3. S&P also placed GFC's long-term unsecured debt on credit watch with negative implications. Both rating agencies had maintained a negative outlook on the credit ratings of GFC due to the uncertainty surrounding the performance of GFC's aircraft portfolio resulting from the events of September 11, 2001. This negative outlook had increased the cost of borrowing in the financial markets for GFC. Due to these rating agency downgrades, GFC's access to the commercial paper market is likely to be seriously constrained or eliminated, and GFC could have more difficulty in accessing the long term capital markets on a cost efficient basis. A continued weak economic environment could decrease demand for GFC's services, which could impact the Company's ability to generate cash flow from operations and portfolio proceeds.

     Subsequent to December 31, 2001, GATX completed a convertible debt transaction and a secured debt transaction that provided approximately $250.0 million in net proceeds to GFC's liquidity position. In addition, through mid-March 2002, GFC has received approximately $295.0 million in secured aircraft financing proceeds from two aircraft warehouse financing facilities and GFC's European Credit Agency (ECA) financing program. The ECA program was arranged to finance GFC's 2001-2004 Airbus A320 aircraft deliveries. On March 14, 2002, GFC received initial approval from the Export-Import Bank of the United States (Ex-Im Bank) to provide credit support to finance GFC's 2002-2003 Boeing 737 aircraft deliveries. The Ex-Im Bank Board of Directors approved the transaction for referral to Congress on March 14, 2002 and GFC expects final approval to be received by late April. GFC believes that the combination of its current cash position, the ongoing proceeds from the aircraft warehouse facility, and the ECA and Ex-Im financings will enable it to meet its contractual obligations for 2002 without the further issuance of debt or a sustained drawdown of its committed bank lines.

     At December 31, 2001, GFC's contractual commitments were (in millions):

                                               PAYMENTS DUE BY PERIOD
                                     -------------------------------------------     YEARS
DECEMBER 31                           TOTAL       2002     2003-2004   2005-2006   THEREAFTER
-----------                          --------   --------   ---------   ---------   ----------
Long-Term Debt.....................  $3,625.0   $  854.5   $1,390.5    $1,077.1     $  302.9
Capital Lease Obligations..........     106.8       23.3       42.2        19.2         22.1
Operating Leases -- Recourse.......   1,971.6      134.3      261.0       284.9      1,291.4
Operating Leases -- Nonrecourse....     718.4       37.4       79.9        81.6        519.5
Unconditional Purchase
  Obligations......................   1,132.7      694.5      438.2          --           --
Other..............................      71.9         --       37.8        34.1           --
                                     --------   --------   --------    --------     --------
                                     $7,626.4   $1,744.0   $2,249.6    $1,496.9     $2,135.9
                                     ========   ========   ========    ========     ========

     GFC has commitments of $885.1 million for firm orders and options for 27 new aircraft to be delivered between 2002 and 2004. Other unconditional purchase obligations include $194.3 million of specialty finance primarily related to business jet aircraft and marine equipment purchases and $45.0 million related to new venture transactions generated in the ordinary course of business. Commitments to purchase railcars total $8.3 million. Additionally, under the terms of the DEC acquisition agreement GFC is obligated to invest $71.9 million in DEC over the next five years.

     At December 31, 2001, GFC's unconditional purchase obligations by segment and business unit were (in millions):

                                                      PAYMENTS DUE BY PERIOD
                                      ------------------------------------------------------
                                                                                    YEARS
DECEMBER 31                            TOTAL      2002    2003-2004   2005-2006   THEREAFTER
-----------                           --------   ------   ---------   ---------   ----------
GATX RAIL...........................  $    8.3   $  8.3    $   --        $--         $ --
GATX CAPITAL
  Air...............................     885.1    516.9     368.2        --            --
  Specialty Finance.................     194.3    124.3      70.0        --            --
  Technology........................        --       --        --        --            --
  Venture Finance...................      45.0     45.0        --        --            --
                                      --------   ------    ------        --          ----
TOTAL GATX CAPITAL..................   1,124.4    686.2     438.2        --            --
                                      --------   ------    ------        --          ----
                                      $1,132.7   $694.5    $438.2        $--         $ --
                                      ========   ======    ======        ==          ====

     GFC has various commercial commitments, such as guarantees and standby letters of credit, that could potentially require performance in the event of demands by third parties. Similar to GFC's on-balance sheet investments, these guarantees expose GFC to credit and market risk; accordingly, GFC evaluates commitments and other contingent obligations using the same techniques used to evaluate funded transactions.

     Guarantees are commitments issued to guarantee performance of an affiliate to a third party, generally in the form of lease and loan payment guarantees, or to guarantee the value of an asset at the end of a lease. Lease and loan payment guarantees generally involve guaranteeing repayment of the financing utilized to acquire assets being leased by an affiliate to third parties, and are in lieu of making direct equity investments in the affiliate. GFC is not aware of any event of default which would require it to satisfy these guarantees, and expects the affiliates to generate sufficient cash flow to satisfy their lease and loan obligations.

     Asset residual value guarantees represent GFC's commitment to third parties that an asset or group of assets will be worth a specified amount at the end of a lease term. Over 50% of the asset residual value guarantees are related to rail equipment. Based on known and expected market conditions, management does not believe that the asset residual value guarantees will result in any adverse financial impact to GFC.

     GFC and its subsidiaries are also parties to letters of credit and bonds. Historically, no material claims have been made against these obligations. Management does not expect any material losses to result from these off balance sheet instruments because performance is not expected to be required, and therefore, is of the opinion that the fair value of these instruments is zero.

     GFC's commercial commitments were (in millions):

                                             AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                        ----------------------------------------------------
                                                                                    YEARS
DECEMBER 31                             TOTAL     2002    2003-2004   2005-2006   THEREAFTER
-----------                             ------   ------   ---------   ---------   ----------
Standby Letters of Credit and Bonds...  $  7.5   $  7.5     $  --       $  --       $   --
Affiliate Debt -- Recourse to GFC.....   131.1     87.2      28.6          .4         14.9
Residual Value Guarantees.............   410.5     26.3      20.9        27.8        335.5
Rental Guarantee......................    40.2       --        --          --         40.2
                                        ------   ------     -----       -----       ------
                                        $589.3   $121.0     $49.5       $28.2       $390.6
                                        ======   ======     =====       =====       ======

     At December 31, 2001, $425.0 million of subsidiary net assets were restricted, limiting the ability of GFC to transfer assets to the parent company, GATX, in the form of loans, advances or dividends. The majority of net asset restrictions relate to the revolving credit agreements and various loan agreements of GFC.

OTHER INFORMATION

     On September 11, 2001, terrorists highjacked and crashed four commercial aircraft resulting in a significant loss of life and a substantial loss of property. These events have caused significant disruption to the United States' economy as a whole, and in particular have significantly impacted the airline industry. The terrorist attacks resulted in a precipitous decline in airline travel, which in turn has significantly and adversely affected the financial health of the airline industry.

     One of GFC's primary lines of business is aircraft leasing. The Company has an interest in 173 aircraft. Of these, 24 aircraft are wholly owned by GFC and the remainder are owned in combination with other investors. All of the 173 aircraft are Stage III compliant, mostly narrow-body aircraft, with an average age of approximately nine years. These planes have an estimated useful life of approximately 25 years.

     At December 31, 2001, the air portfolio consisted of assets with a net book value of $1.4 billion. In total, the air portfolio accounted for 17.7% of GFC's total assets (including both on and off balance sheet assets). For the year ended December 31, 2001, 8.3% of GFC's gross income was derived from its air portfolio investments. This included lease and interest income, income generated by joint ventures, remarketing gains, and management fees. GFC's customer base is diverse in carrier type and geographic location. GFC leases to over 50 airlines in 20 countries and is not highly dependent on any one airline; no single customer exposure exceeds 10% of the net book value of the total air portfolio. For aircraft currently on lease, the average remaining lease term is approximately four years.

     At December 31, 2001, 15 aircraft were not on lease, seven of which are being remarketed by GFC. The seven GFC aircraft represented approximately 7% of the net book value of GFC's total air portfolio. Subsequent to year end, GFC successfully placed six of the seven aircraft; the remaining aircraft represents less than 1% of the net book value of the total air portfolio. The remaining eight aircraft are being remarketed by The Pembroke Group (Pembroke), a Dublin-based aircraft lessor in which the Company owns a 50% equity interest. These eight aircraft represent approximately 3% of the net book value of Pembroke's aircraft portfolio.

     In 2001, GFC terminated a joint venture with Flightlease, a Swissair Group Company. The joint venture had contracted with Boeing for the purchase of ten B737-800 aircraft and with Airbus for the purchase of 38 aircraft. GFC purchased Flightlease's interest in the Boeing order. GFC also reached an agreement with Airbus whereby in consideration for its agreement to purchase 19 A320 family aircraft from Airbus over the next four years, Airbus agreed to release GFC from any further obligations with respect to the original joint venture order. The Swissair Group and several of its subsidiary companies are currently in bankruptcy. GFC does not have any aircraft on lease to Swissair. GFC therefore expects no material impact from the reorganization of Swissair.

     GFC has 27 planes on order, including the aircraft on order from Airbus and Boeing. The delivery schedule for these aircraft is as follows: 16 in 2002, six in 2003 and five in 2004. Currently, 14 of the 16 aircraft to be delivered in 2002 have signed letters of intent to place these aircraft with lessees. Additionally, the renewal schedule for existing aircraft leases is as follows: seven in 2002, 15 in 2003, 11 in 2004 and 19 in 2005. Leases for the remaining aircraft will expire subsequent to 2005.

     At December 31, 2001, a subsidiary of Pembroke had an order for 21 Boeing 717 aircraft. During January 2002, an agreement in principle to restructure this order was reached. Subject to documentation, this agreement will result in the reduction of the order to fourteen aircraft with deliveries occurring in 2005 and 2006. If Boeing does not meet certain milestones with respect to new 717 program sales, the agreement permits cancellation of the commitment by either party.

     The effects that these terrorist attacks, or future events arising as a result of these terrorist attacks, including military or police activities in the United States or abroad, future terrorist activities or threats of such activities, political unrest and instability, riots and protests, could have on the U.S. economy, global financial markets and our business cannot presently be determined with any accuracy. The effects may include, among other things, a permanent decrease in demand for air travel, consolidation in the airline industry, lower utilization of new and existing aircraft, lower aircraft rental rates, impairment of air portfolio assets and fewer available partners for joint ventures. In the fourth quarter of 2001, GFC and its joint ventures reviewed their air portfolio for impairment and recorded $17.1 million in asset impairment charges. Depending upon the severity, scope and duration of these effects, the impact on GFC's financial position, results of operations, and cash flows could be material.

CRITICAL ACCOUNTING POLICIES

     Operating lease assets and facilities: Operating lease assets and facilities are stated principally at cost. Assets acquired under capital leases are included in operating lease assets and the related obligations are recorded as liabilities. Provisions for depreciation include the amortization of the cost of capital leases. Operating lease assets and facilities are depreciated using the straight-line method to an estimated residual value. Railcars, locomotives, aircraft, marine vessels, buildings and leasehold improvements are depreciated over the estimated useful lives of the assets. Technology equipment is depreciated over the term of the lease contract.

     Impairment of Long-Lived Assets: A review for impairment of long-lived assets, such as operating lease assets and facilities, is performed whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the assets exceeds fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs.

     Allowance for possible losses: The purpose of the allowance is to provide an estimate of possible credit losses inherent in the investment portfolio. GFC sets the allowance by assessing overall risk and total probable losses in the portfolio and by reviewing GFC's historical loss experience. GFC charges off amounts that management considers unrecoverable from obligors or the disposition of collateral. GFC assesses the recoverability of investments by considering factors such as a customer's payment history and financial position, and the value of collateral based on internal and external appraisal sources. The allowance for possible losses is periodically reviewed for adequacy considering changes in economic conditions, collateral values and credit quality indicators. GFC believes that the allowance is adequate to cover losses inherent in the portfolio as of December 31, 2001. Because the allowance is based on judgments and estimates, it is possible that those judgments and estimates could change in the future, causing a corresponding change in the recorded allowance.

     Investments in affiliated companies: Investments in affiliated companies represent investments in domestic and foreign companies and joint ventures that are in businesses similar to those of GFC, such as aircraft leasing, rail equipment leasing, technology equipment leasing and other business activities, including ventures that provide asset residual value guarantees. Investments in 20 to 50 percent-owned companies and joint ventures are accounted for under the equity method and are shown as investments in affiliated companies. Certain investments in joint ventures that exceed 50% ownership are not consolidated and are also accounted for using the equity method as GFC does not have effective or voting control of these legal entities. The investments in affiliated companies are initially recorded at cost and are subsequently adjusted for GFC's share of the affiliate's undistributed earnings. Distributions, which include both dividends and the return of principal, reduce the carrying amount of the investment.

NEW ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2001, GFC adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the qualified nature of the hedge, changes in fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive (loss) income. The change in fair value of the ineffective portion of a hedge will be immediately recognized in earnings.

     GFC frequently obtains stock and warrants from non-public, venture capital-backed companies in connection with its financing activities. Under previous accounting guidance, both the stock and warrants were generally accounted for as available-for-sale securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, with changes in fair value recorded as unrealized gains or losses in other comprehensive
(loss) income in the equity section of the balance sheet. Upon adoption of SFAS No. 133, as amended, these warrants will be accounted for as derivatives, with changes in fair value recorded in current earnings. Stock will continue to be accounted for in accordance with SFAS No. 115.

     Apart from warrants, GFC uses interest rate swap agreements, Treasury derivatives, currency swap agreements, and forward currency sale agreements, as hedges to manage its exposure to interest rate and currency exchange rate risk on existing and anticipated transactions. To qualify for hedge accounting under previous accounting guidance, the derivative instrument must be identified with and reduce the risk arising from a specific transaction. Interest income or expense on interest rate swaps and Treasury derivatives was accrued and recorded as an adjustment to the interest income or expense related to the hedged item. Realized and unrealized gains on currency swaps and forwards were deferred and included in the measurement of the hedged investment over the term of the contract. Fair value changes arising from forward sale agreements were deferred in the investment section of the balance sheet and recognized as part of other comprehensive (loss) income in shareholder's equity. The adoption of SFAS No. 133 resulted in $1.1 million being recognized as expense in the consolidated statement of income and $4.7 million of unrealized gain in other comprehensive
(loss) income in the first quarter of 2001.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment testing in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

     GFC will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the statement is expected to result in an increase in pre-tax income from continuing operations of approximately $7.7 million in 2002. During 2002, GFC will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002, and has not yet determined what impact, if any, such review will have on the earnings and financial position of the Company.

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Although the new rules retain many of the fundamental recognition and measurement provisions of SFAS No. 121, they modify the criteria required to classify an asset as held-for-sale. SFAS No. 144 will also supersede certain provisions of APB Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be separately reported in discontinued operations during the period in which the losses are incurred (rather than as of the measurement date as presently required by APB 30). GFC is currently assessing the impact, if any, of this statement on the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     GFC, like most other companies, is exposed to certain market risks, including changes in interest rates and currency exchange rates. To manage these risks, GFC, pursuant to established and authorized policies, enters into certain derivative transactions, principally interest rate swaps, Treasury derivatives and currency swaps. These instruments and other derivatives are entered into for hedging purposes only. GFC does not hold or issue derivative financial instruments for speculative purposes.

     GFC's interest expense is affected by changes in interest rates as a result of its use of variable rate debt instruments, including commercial paper and other floating rate debt. Based on GFC's variable rate debt at December 31, 2001, if market rates were to increase hypothetically by 10% of GFC's weighted average floating rate, after-tax interest expense would increase by approximately $2.0 million in 2002.

     Changes in certain currency exchange rates would also affect GFC's reported earnings. Based on 2001 reported earnings from continuing operations, a uniform and hypothetical 10% strengthening in the U.S. dollar versus applicable foreign currencies would decrease after-tax income from continuing operations in 2002 by approximately $1.5 million.

     The interpretation and analysis of the results from the hypothetical changes to interest rates and currency exchange rates should not be considered in isolation; such changes would typically have corresponding offsetting effects. For example, offsetting effects are present to the extent that floating rate debt is associated with floating rate assets.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of GATX Financial Corporation

     We have audited the accompanying consolidated balance sheets of GATX Financial Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholder's equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GATX Financial Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

                                          ERNST & YOUNG LLP

Chicago, Illinois
January 22, 2002

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                       IN MILLIONS
GROSS INCOME
Revenues....................................................  $1,437.8   $1,248.2   $1,074.0
Share of affiliates' earnings...............................      32.8       78.0       63.6
                                                              --------   --------   --------
TOTAL GROSS INCOME..........................................   1,470.6    1,326.2    1,137.6

OWNERSHIP COSTS
Depreciation and amortization...............................     407.3      324.7      244.4
Interest, net...............................................     244.5      238.8      173.3
Operating lease expense.....................................     191.4      175.3      150.0
                                                              --------   --------   --------
TOTAL OWNERSHIP COSTS.......................................     843.2      738.8      567.7

OTHER COSTS AND EXPENSES
Operating expenses..........................................     181.3      127.0      133.9
Selling, general and administrative.........................     205.9      182.7      168.1
Provision for possible losses...............................      98.4       17.7       11.0
Asset impairment charges....................................      85.2        5.0         --
Provision (reversal) for litigation charges.................     (13.1)     160.5         --
Reduction in workforce charges..............................      10.9         --         --
Fair value adjustments for derivatives......................        .5         --         --
                                                              --------   --------   --------
TOTAL OTHER COSTS AND EXPENSES..............................     569.1      492.9      313.0

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES.......      58.3       94.5      256.9
INCOME TAXES................................................      14.2       34.9      100.3
                                                              --------   --------   --------
INCOME FROM CONTINUING OPERATIONS...........................      44.1       59.6      156.6

DISCONTINUED OPERATIONS
Operating results, net of taxes.............................       2.7       37.1       21.0
Gain on sale of portion of segment, net of taxes............     173.9         --        1.1
                                                              --------   --------   --------
TOTAL DISCONTINUED OPERATIONS...............................     176.6       37.1       22.1
                                                              --------   --------   --------

NET INCOME..................................................  $  220.7   $   96.7   $  178.7
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
                                                                   IN MILLIONS
ASSETS

CASH AND CASH EQUIVALENTS...................................  $   222.7   $   158.2
RESTRICTED CASH.............................................      124.4        15.6

RECEIVABLES
Rent and other receivables..................................      125.4        94.7
Finance leases..............................................      853.0       861.9
Secured loans...............................................      557.4       538.0
Less: allowance for possible losses.........................      (88.1)      (94.0)
                                                              ---------   ---------
                                                                1,447.7     1,400.6
OPERATING LEASE ASSETS, FACILITIES AND OTHER
Railcars and service facilities.............................    2,958.2     2,949.9
Operating lease investments and other.......................    1,566.5     1,261.0
Less: allowance for depreciation............................   (1,896.3)   (1,655.5)
                                                              ---------   ---------
                                                                2,628.4     2,555.4
Progress payments for aircraft and other equipment..........      260.0        11.5
                                                              ---------   ---------
                                                                2,888.4     2,566.9

DUE FROM GATX CORPORATION...................................      430.4       504.7
INVESTMENTS IN AFFILIATED COMPANIES.........................      953.0       967.4
OTHER ASSETS................................................      321.4       339.1
NET ASSETS OF DISCONTINUED OPERATIONS.......................         --       610.8
                                                              ---------   ---------
                                                              $ 6,388.0   $ 6,563.3
                                                              =========   =========
LIABILITIES, DEFERRED ITEMS AND SHAREHOLDER'S EQUITY

ACCOUNTS PAYABLE............................................  $   261.2   $   263.4
ACCRUED EXPENSES............................................       54.5       132.2

DEBT
Short-term..................................................      328.5       557.5
Long-term:
  Recourse..................................................    2,896.8     3,093.9
  Nonrecourse...............................................      728.2       494.2
Capital lease obligations...................................       83.5        79.0
                                                              ---------   ---------
                                                                4,037.0     4,224.6

DEFERRED INCOME TAXES.......................................      391.0       462.8
OTHER DEFERRED ITEMS........................................      228.8       228.2
                                                              ---------   ---------
TOTAL LIABILITIES AND DEFERRED ITEMS........................    4,972.5     5,311.2

SHAREHOLDER'S EQUITY
Preferred stock.............................................      125.0       125.0
Common stock................................................        1.0         1.0
Additional capital..........................................      447.9       397.9
Reinvested earnings.........................................      910.6       762.5
Accumulated other comprehensive loss........................      (69.0)      (34.3)
                                                              ---------   ---------
TOTAL SHAREHOLDER'S EQUITY..................................    1,415.5     1,252.1
                                                              ---------   ---------
                                                              $ 6,388.0   $ 6,563.3
                                                              =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31
                                                              ---------------------------------
                                                                2001        2000        1999
                                                              ---------   ---------   ---------
                                                                         IN MILLIONS
OPERATING ACTIVITIES
Income from continuing operations...........................  $    44.1   $    59.6   $   156.6
Adjustments to reconcile income from continuing operations
  to net cash provided by continuing operations:
    Realized gains on remarketing of leased equipment.......      (79.9)      (53.4)      (60.1)
    Gain on sale of equity securities.......................      (38.7)      (52.3)      (14.7)
    Depreciation and amortization...........................      407.3       324.7       244.4
    Provision for possible losses...........................       98.4        17.7        11.0
    Asset impairment charges................................       85.2         5.0          --
    Deferred income taxes...................................      (43.0)       30.6        60.7
    Provision (reversal) for litigation charges.............      (13.1)      160.5          --
    Payments related to litigation settlement...............     (141.0)       (6.0)         --
Other, including working capital............................      (66.7)      (60.8)     (150.1)
                                                              ---------   ---------   ---------
    Net cash provided by continuing operations..............      252.6       425.6       247.8

INVESTING ACTIVITIES
Additions to equipment on lease, net of nonrecourse
  financing for leveraged leases............................     (672.2)     (700.8)     (697.0)
Additions to operating lease assets and facilities..........     (167.1)     (379.9)     (360.6)
Secured loans extended......................................     (305.5)     (436.1)     (268.8)
Investments in affiliated companies.........................     (249.4)     (244.6)     (167.2)
Progress payments...........................................     (300.1)     (123.4)     (105.1)
Other investments...........................................      (98.2)      (29.1)        (.8)
                                                              ---------   ---------   ---------
Portfolio investments and capital additions.................   (1,792.5)   (1,913.9)   (1,599.5)
Portfolio proceeds..........................................    1,030.1       627.0       516.4
Proceeds from other asset sales.............................      199.7       304.4       206.4
                                                              ---------   ---------   ---------
    Net cash used in investing activities of continuing
      operations............................................     (562.7)     (982.5)     (876.7)

FINANCING ACTIVITIES
Proceeds from issuance of long-term debt....................      790.3     1,587.3       981.5
Repayment of long-term debt.................................   (1,018.8)   (1,072.2)     (293.7)
Net (decrease) increase in short-term debt..................     (229.0)      180.2        96.0
Repayment of capital lease obligations......................        4.5       (10.1)      (10.9)
Equity contribution from GATX Corporation...................       50.0        35.0          --
(Decrease) Increase in amount due from GATX Corporation.....       74.3       (49.1)      (29.7)
Cash dividends paid to GATX Corporation.....................      (72.6)      (51.9)      (99.3)
                                                              ---------   ---------   ---------
    Net cash (used in) provided by financing activities of
      continuing operations.................................     (401.3)      619.2       643.9

NET TRANSFERS (TO) FROM DISCONTINUED OPERATIONS.............      (11.3)       26.3       (10.9)
                                                              ---------   ---------   ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS FROM
  CONTINUING OPERATIONS.....................................     (722.7)       88.6         4.1
PROCEEDS FROM SALE OF PORTION OF SEGMENT....................    1,177.9          --          --
TAXES PAID ON GAIN FROM SALE OF SEGMENT.....................     (281.9)         --          --
                                                              ---------   ---------   ---------
                                                                  173.3        88.6         4.1
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS FROM
  DISCONTINUED OPERATIONS...................................         --          .3         4.8
                                                              ---------   ---------   ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................  $   173.3   $    88.9   $     8.9
                                                              =========   =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY

                                                                                       ACCUMULATED
                                                                                          OTHER
                                       PREFERRED   COMMON   ADDITIONAL   REINVESTED   COMPREHENSIVE
                                         STOCK     STOCK     CAPITAL      EARNINGS    INCOME (LOSS)    TOTAL
                                       ---------   ------   ----------   ----------   -------------   --------
                                                                     IN MILLIONS
BALANCE, JANUARY 1, 1999.............   $125.0      $1.0      $362.9       $638.3        $(31.5)      $1,095.7
Comprehensive income:
  Net income.........................                                       178.7                        178.7
  Foreign currency translation
    gain.............................                                                       5.1            5.1
  Unrealized gain on securities,
    net..............................                                                      28.3           28.3
Comprehensive income.................                                                                    212.1
Dividends declared...................                                       (99.3)                       (99.3)
                                        ------      ----      ------       ------        ------       --------

BALANCE, DECEMBER 31, 1999...........   $125.0      $1.0      $362.9       $717.7        $  1.9       $1,208.5
Comprehensive income:
  Net income.........................                                        96.7                         96.7
  Foreign currency translation
    loss.............................                                                     (29.2)         (29.2)
  Unrealized loss on securities,
    net..............................                                                      (7.0)          (7.0)
Comprehensive income.................                                                                     60.5
Equity infusion......................                           35.0                                      35.0
Dividends declared...................                                       (51.9)                       (51.9)
                                        ------      ----      ------       ------        ------       --------

BALANCE, DECEMBER 31, 2000...........   $125.0      $1.0      $397.9       $762.5        $(34.3)      $1,252.1
Comprehensive income:
  Net income.........................                                       220.7                        220.7
  Foreign currency translation
    loss.............................                                                      (3.3)          (3.3)
  Unrealized loss on securities,
    net..............................                                                     (24.5)         (24.5)
  Unrealized loss on derivative
    instruments......................                                                      (6.9)          (6.9)
Comprehensive income.................                                                                    186.0
Equity infusion......................                           50.0                                      50.0
Dividends declared...................                                       (72.6)                       (72.6)
                                        ------      ----      ------       ------        ------       --------

BALANCE, DECEMBER 31, 2001...........   $125.0      $1.0      $447.9       $910.6        $(69.0)      $1,415.5
                                        ======      ====      ======       ======        ======       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

     Consolidation -- The consolidated financial statements include the accounts of GFC and its majority-owned subsidiaries. Investments in 20 to 50 percent-owned companies and joint ventures are accounted for under the equity method and are shown as investments in affiliated companies, with pre-tax operating results shown as share of affiliates' earnings. Certain investments in joint ventures that exceed 50% ownership are not consolidated and are also accounted for using the equity method as GFC does not have effective or voting control of these legal entities. The consolidated financial statements reflect the Terminals segment and the VAR segment as discontinued operations for all periods presented.

     Cash Equivalents -- GFC considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     Operating Lease Assets and Facilities -- Operating lease assets and facilities are stated principally at cost. Assets acquired under capital leases are included in operating lease assets and the related obligations are recorded as liabilities. Provisions for depreciation include the amortization of capital leases. Operating lease assets and facilities are depreciated using the straight-line method to an estimated residual value. Assets listed below are depreciated over their estimated useful lives. Technology equipment, machinery and related equipment are depreciated over the term of the lease contract. The estimated useful lives of depreciable assets are as follows:

Railcars....................................................  20 - 38 years
Locomotives.................................................       28 years
Aircraft....................................................       25 years
Buildings and leasehold improvements........................   5 - 40 years

     Operating lease assets and facilities by segment and business unit are as follows (in millions):

                                                                   DECEMBER 31
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
GATX RAIL...................................................  $ 2,958.2   $ 2,949.9
GATX CAPITAL
  Air.......................................................      553.1       539.1
  Specialty Finance.........................................      205.4        98.4
  Technology................................................      755.9       597.1
  Venture Finance...........................................       10.9          --
  Other.....................................................       40.9        26.4
                                                              ---------   ---------
TOTAL GATX CAPITAL..........................................    1,566.2     1,261.0
OTHER.......................................................         .3          --
                                                              ---------   ---------
                                                                4,524.7     4,210.9
                                                              ---------   ---------
LESS: ALLOWANCE FOR DEPRECIATION............................   (1,896.3)   (1,655.5)
                                                              ---------   ---------
                                                              $ 2,628.4   $ 2,555.4
                                                              =========   =========

     Progress Payments for Aircraft and Other Equipment -- GFC classifies amounts paid toward the construction of wholly owned aircraft and other equipment, including capitalized interest, as progress payments.

     Goodwill -- GFC has classified the cost in excess of the fair value of net assets acquired as goodwill. Goodwill, which is included in other assets, is being amortized on a straight-line basis over 10 to 40 years. GFC continually evaluates the existence of goodwill impairment on the basis of whether the goodwill is recoverable from projected undiscounted net cash flows of the related business. Goodwill, net of accumulated amortization of $24.3 million and $17.1 million, was $63.3 million and $39.9 million as of December 31, 2001 and 2000, respectively. Amortization expense was $4.6 million, $6.3 million and $2.5 million in 2001, 2000, and 1999, respectively.

     Long-Lived Assets -- A review for impairment of long-lived assets, such as operating lease assets and facilities, is performed whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     Allowance for Possible Losses -- The purpose of the allowance is to provide for credit and collateral losses inherent in the investment portfolio. GFC sets the allowance by assessing overall risk and total probable losses in the portfolio and by reviewing GFC's historical loss experience. GFC charges off amounts that management considers unrecoverable from obligors or the disposition of collateral. GFC assesses the recoverability of investments by considering factors such as a customer's payment history and financial position, and the value of collateral based on internal and external appraisal sources. The allowance for possible losses is periodically reviewed for adequacy considering changes in economic conditions, collateral values and credit quality indicators. GFC believes that the allowance is adequate to cover losses inherent in the portfolio as of December 31, 2001. Because the allowance is based on judgments and estimates, it is possible that those judgments and estimates could change in the future, causing a corresponding change in the recorded allowance.

     Income Taxes -- United States income taxes have not been provided on the undistributed earnings of foreign subsidiaries and affiliates that GFC intends to permanently reinvest in these foreign operations. The cumulative amount of such earnings was $172.8 million at December 31, 2001.

     Other Deferred Items -- Other deferred items include the accrual for post-retirement benefits other than pensions; environmental, general liability, litigation and workers' compensation reserves; and other deferred credits.

     Derivatives -- Effective January 1, 2001, GFC adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging
Activities -- Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of FASB Statement No. 133. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. GFC records the fair value of all derivatives as either other assets or long term recourse debt on the balance sheet. At December 31, 2001, GFC had not discontinued any hedges because it was probable that the original forecasted transaction would not occur.

     Instruments that meet established accounting criteria are formally designated as qualifying hedges at the inception of the contract. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in fair value of underlying exposure both at inception of the hedging relationship and on an ongoing basis. The change in fair value of the ineffective portion of all hedges is immediately recognized in earnings. For the year ended December 31, 2001, a loss of $0.9 million was recognized in earnings for hedge ineffectiveness. Derivatives that are not designated as qualifying hedges are adjusted to fair value through earnings immediately. For the year ended December 31, 2001, a net gain of $0.4 million was recognized in earnings for derivatives not qualifying as hedges.

     GFC uses interest rate and currency swap agreements, Treasury derivatives, and forward sale agreements as hedges to manage its exposure to interest rate and currency exchange rate risk on existing and anticipated transactions. GFC also enters into foreign exchange forward contracts to hedge foreign currency exposure of a net investment in a foreign operation.

  Fair Value Hedges
     For derivatives designated as fair value hedges, changes in both the derivative and the hedged item attributable to the risk being hedged are recognized in earnings.

  Cash Flow Hedges
     For derivatives designated as cash flow hedges' the effective portion of the derivative's gain or loss recorded as part of other comprehensive (loss) income in shareholders' equity and subsequently recognized in the income statement when the hedged forecasted transaction affects earnings. Gains or losses resulting from early termination derivatives designated as cash flow hedges are included in other comprehensive (loss) income and recognized in income when the original hedged transaction affects earnings.

  Hedge of Net Investment in Foreign Operations
     Changes in fair value of derivatives designated as a hedge of the net investment in foreign operations are included in other comprehensive (loss) income as part of the cumulative translation adjustment.

     The adoption of SFAS No. 133, as amended resulted in $1.1 million being recognized as expense in the consolidated statement of income and $4.7 million of unrealized gain in other comprehensive (loss) income in the first quarter 2001.

     Prior to January 1, 2001 and the adoption of SFAS No. 133, as amended, GFC used financial instruments such as interest rate and currency swaps, forwards and similar contracts to set interest and exchange rates on existing or anticipated transactions, which were not recorded on the balance sheet. The fair values of GFC's off balance sheet financial instruments (futures, swaps, forwards, options, guarantees, and lending and purchase commitments) were based on current market prices, settlement values or fees currently charged to enter into similar agreements. Fair values of hedge contracts were not recognized in the financial statements. Net amounts paid or received on such contracts were recognized over the term of the contract as an adjustment to interest expense or the basis of the hedged financial instrument.

     Environmental Liabilities -- Expenditures that relate to current or future operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to environmental reserves. Reserves are recorded in accordance with accounting guidelines to cover work at identified sites when GFC's liability for environmental cleanup is both probable and a reasonable estimate of associated costs can be made; adjustments to initial estimates are recorded as necessary.

     Revenue Recognition -- The majority of GFC's gross income is derived from the rentals of railcars, commercial aircraft and technology equipment. In addition, income is derived from finance leases, asset remarketing, sales of equity securities, secured loans, technology equipment sales, and other services.

     Lease and Loan Origination Costs -- Initial direct costs of leases are deferred and amortized over the lease term, either as an adjustment to the yield for direct finance and leveraged leases (collectively, finance leases), or on a straight-line basis for operating leases. Loan origination fees and related direct loan origination costs for a given loan are offset, and the net amount is deferred and amortized over the term of the loan as an adjustment to interest income.

     Residual Values -- GFC has investments in the residual values of its leasing portfolio. The residual value represents the estimate of the values of the assets at the end of the lease contracts. GFC initially records these based on appraisals and estimates. Realization of the residual values is dependent on GFC's future ability to market the assets under existing market conditions. GFC reviews residual values periodically to determine that recorded amounts are appropriate. For finance leases, GFC reviews the estimated residual values of leased equipment at least annually, and any other-than-temporary declines in value are immediately charged to income. For operating leases, GFC reviews the estimated salvage values of leased equipment at least annually, and changes in values are recorded as adjustments to depreciation expense over the remaining useful life of the asset. In addition to a periodic review, if events or changes in circumstances trigger a review of operating lease assets for impairment, any such impairment is immediately charged to income as an impairment loss.

     Investments in Equity Securities -- GFC's venture portfolio includes stock warrants received from investee companies and common stock resulting from exercising the warrants. Under the provisions of SFAS No. 133, as amended, the warrants are accounted for as derivatives, with changes in fair value recorded in current earnings. All other investments are classified as available-for-sale in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The securities are carried at fair value. Unrealized gains and losses arising from marking the portfolio to fair value are included on a net-of-tax basis as a separate component of accumulated other comprehensive
(loss) income. The unrealized gains on these securities were $3.4 million and $27.9 million at the end of 2001 and 2000, respectively.

     Foreign Currency Translation -- The assets and liabilities of GFC's operations located outside the United States are translated at exchange rates in effect at year end, and income statements are translated at the average exchange rates for the year. Adjustments resulting from the translation of foreign currency financial statements are deferred and recorded as a separate component of accumulated other comprehensive (loss) income in the shareholder's equity section of the balance sheet. The cumulative foreign currency translation adjustment was $(65.6) million and $(62.3) million at the end of 2001 and 2000, respectively.

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as revenues and expenses during the reporting period. Actual amounts when ultimately realized could differ from those estimates.

     Reclassification -- Certain amounts in the 2000 and 1999 financial statements have been reclassified to conform to the 2001 presentation.

     New Accounting Pronouncements -- In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment testing in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

     GFC will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the statement is expected to result in an increase in pre-tax income from continuing operations of approximately $7.7 million in 2002. During 2002, GFC will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002, and has not yet determined what impact, if any, such review will have on the earnings and financial position of the Company.

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the new rules modify the criteria required to classify an asset as held-for-sale. SFAS No. 144 will also supersede certain provisions of APB Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be separately reported in discontinued operations during the period in which the losses are incurred (rather than as of the measurement date as presently required by APB
30). GFC is currently assessing the impact, if any, of this statement on the Company.

NOTE 2.  ACCOUNTING FOR LEASES

     The following information pertains to GFC as a lessor:

     Finance Leases -- GFC's finance leases are comprised of direct financing leases and leveraged leases. Investment in direct finance leases consists of lease receivables, plus the estimated residual value of the equipment at the lease termination dates, less unearned income. Lease receivables represent the total rent to be received over the term of the lease reduced by rent already collected. Initial unearned income is the amount by which the original sum of the lease receivable and the estimated residual value exceeds the original cost of the leased equipment. Unearned income is amortized to lease income over the lease term in a manner that produces a constant rate of return on the net investment in the lease.

     Finance leases that are financed principally with nonrecourse borrowings at lease inception and that meet certain criteria are accounted for as leveraged leases. Leveraged lease receivables are stated net of the related nonrecourse debt. Initial unearned income represents the excess of anticipated cash flows (including estimated residual values, and net of the related debt service) over the original investment in the lease.

     The components of the investment in finance leases were (in millions):

                                                                  DECEMBER 31
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Net minimum future lease receivables........................  $  889.4   $  792.8
Estimated residual values...................................     236.8      356.5
                                                              --------   --------
                                                               1,126.2    1,149.3
Less: unearned income.......................................    (273.2)    (287.4)
                                                              --------   --------
Investment in finance leases................................  $  853.0   $  861.9
                                                              ========   ========

     Operating Leases -- The majority of railcar assets and certain other equipment leases included in operating lease assets are accounted for as operating leases. Rental income from operating leases is usually reported on a straight-line basis over the term of the lease.

     Minimum Future Receipts -- Minimum future lease receipts from finance leases and minimum future rental receipts from noncancelable operating leases by year at December 31, 2001 were (in millions):

                                                          FINANCE   OPERATING
                                                          LEASES     LEASES      TOTAL
                                                          -------   ---------   --------
2002....................................................  $326.5    $  829.8    $1,156.3
2003....................................................   192.6       525.0       717.6
2004....................................................    95.1       357.2       452.3
2005....................................................    54.6       245.8       300.4
2006....................................................    28.8       160.8       189.6
Years thereafter........................................   191.8       417.6       609.4
                                                          ------    --------    --------
                                                          $889.4    $2,536.2    $3,425.6
                                                          ======    ========    ========

     The following information pertains to GFC as a lessee:

     Capital Leases -- Assets classified as operating lease assets and finance leases that have been financed under capital leases were (in millions):

                                                                 DECEMBER 31
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
Railcars....................................................  $ 159.1   $ 149.5
Aircraft....................................................     15.2        --
                                                              -------   -------
                                                                174.3     149.5
Less: allowance for depreciation............................   (113.1)   (106.9)
                                                              -------   -------
                                                                 61.2      42.6
Finance leases..............................................     12.3      19.4
                                                              -------   -------
                                                              $  73.5   $  62.0
                                                              =======   =======

     Operating Leases -- GFC has financed railcars, aircraft, and other assets through sale-leasebacks that are accounted for as operating leases. In addition, GFC leases certain other assets and office facilities. For one of the operating leases has provided a guarantee to the lessor that the residual value will be the projected fair market value of the assets. Total operating lease expense for the years ended December 31, 2001, 2000, and 1999 was $191.4 million, $175.3 million, and $150.0 million, respectively.

     Future Minimum Rental Payments -- Future minimum rental payments due under noncancelable leases at December 31, 2001 were (in millions):

                                                                               NONRECOURSE
                                                         CAPITAL   OPERATING    OPERATING
                                                         LEASES     LEASES       LEASES
                                                         -------   ---------   -----------
2002...................................................  $ 23.3    $  134.3      $ 37.4
2003...................................................    21.5       127.4        40.0
2004...................................................    20.7       133.6        39.9
2005...................................................    10.7       145.3        41.5
2006...................................................     8.5       139.6        40.1
Years thereafter.......................................    22.1     1,291.4       519.5
                                                         ------    --------      ------
                                                          106.8    $1,971.6      $718.4
                                                                   ========      ======
Less: amounts representing interest....................   (23.3)
                                                         ------
Present value of future minimum capital lease
  payments.............................................  $ 83.5
                                                         ======

     The above capital lease amounts and certain operating leases do not include the costs of licenses, taxes, insurance, and maintenance that GFC is required to pay. Interest expense on the above capital leases was $9.0 million in 2001, $8.1 million in 2000, and $8.1 million in 1999.

     The amounts shown as nonrecourse operating leases reflect rental payments of three bankruptcy remote, special-purpose corporations that are wholly owned by GFC. These rentals are consolidated for accounting purposes, but do not represent legal obligations of GFC.

NOTE 3.  SECURED LOANS

     Secured loans are recorded at the principal amount outstanding plus accrued interest. The loan portfolio is reviewed regularly, and a loan is classified as impaired and written down when it is probable that GFC will be unable to collect all amounts due under the loan agreement. Since most loans are collateralized, impairment is generally measured as the amount the recorded investment in the loan exceeds the fair value of the collateral, and any adjustment is considered in determining the provision for possible losses. Generally, interest income is not recognized on impaired loans until the outstanding principal is recovered.

     The types of loans in GFC's portfolio are as follows (in millions):

                                                                DECEMBER 31
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
Equipment...................................................  $223.5   $333.1
Venture.....................................................   323.1    193.7
Golf Courses................................................    10.8     11.2
                                                              ------   ------
Total Investments...........................................  $557.4   $538.0
                                                              ------   ------
Impaired loans (included in total)..........................  $ 43.0   $ 62.9
                                                              ======   ======

     Impaired loans with identified allowance for possible loss requirements were $17.5 million and $42.1 million at December 31, 2001 and 2000, respectively. The average balance of impaired loans was $53.0 million and $42.6 million in 2001 and 2000, respectively.

     At December 31, 2001, secured loan principal due by year was as follows (in millions):

                                                                LOAN
                                                              PRINCIPAL
                                                              ---------
2002........................................................   $170.5
2003........................................................    146.2
2004........................................................     94.4
2005........................................................     18.5
2006........................................................     40.3
Years thereafter............................................     87.5
                                                               ------
                                                               $557.4
                                                               ======

NOTE 4.  ALLOWANCE FOR POSSIBLE LOSSES

     The purpose of the allowance is to provide for credit losses inherent in the investment portfolio. GFC sets the allowance by assessing overall risk and probable losses in the portfolio and by reviewing the Company's historical loss experience. GFC charges off amounts that management considers unrecoverable from obligors or through the disposition of collateral. GFC assesses the recoverability of investments by considering factors such as a customer's payment history and financial position, and the value of collateral based on internal and external appraisal sources.

     The following summarizes changes in the allowance for possible losses (in millions):

                                                             YEAR ENDED DECEMBER 31
                                                            -------------------------
                                                             2001      2000     1999
                                                            -------   ------   ------
Balance at beginning of the year..........................  $  94.0   $112.3   $132.4
Provision for possible losses.............................     98.4     17.7     11.0
Charges to allowance......................................   (105.1)   (37.0)   (34.8)
Recoveries and other......................................       .8      1.0      3.7
                                                            -------   ------   ------
Balance at end of the year................................  $  88.1   $ 94.0   $112.3
                                                            =======   ======   ======

     The charges to allowance in 2001 were primarily due to write-offs related to venture and steel related investments.

     There were no material changes in estimation methods or assumptions for the allowances during 2001. GFC believes that the allowance is adequate to cover losses inherent in the portfolio as of December 31, 2001. Because the allowance is based on judgments and estimates, it is possible that those judgments and estimates could change in the future, causing a corresponding change in the recorded allowance.

NOTE 5.  INVESTMENTS IN AFFILIATED COMPANIES

     Investments in affiliated companies represent investments in domestic and foreign companies and joint ventures that are in businesses similar to those of GFC, such as commercial aircraft leasing, rail equipment leasing, technology equipment leasing and other business activities, including ventures that provide asset residual value guarantees in both domestic and foreign markets.

     The investments in affiliated companies are initially recorded at cost, including goodwill at acquisition date, and are subsequently adjusted for GFC's share of affiliates' undistributed earnings. Share of affiliates' earnings is also adjusted for the amortization of goodwill. Distributions, which reflect both dividends and the return of principal, reduce the carrying amount of the investment. Distributions received from such affiliates were $225.6 million, $119.7 million, and $68.3 million in 2001, 2000 and 1999, respectively.

     GFC has two investments that are in excess of 10% of the total investment in affiliated companies; a 12.1% investment in an Air affiliate and a 10.2% investment in a Specialty Finance affiliate. The following table shows GFC's investments in affiliated companies by segment and business unit (in millions):

                                                                DECEMBER 31
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
GATX RAIL...................................................  $200.6   $205.9
GATX CAPITAL
  Air.......................................................   523.5    512.4
  Specialty Finance.........................................   205.9    184.0
  Technology................................................     8.9     13.0
  Venture Finance...........................................    14.1     52.1
                                                              ------   ------
TOTAL GATX CAPITAL..........................................   752.4    761.5
                                                              ------   ------
                                                              $953.0   $967.4
                                                              ======   ======

     Affiliated companies conduct their businesses throughout the world and there is no geographical concentration of risk.

     The following table shows GFC's pre-tax share of affiliates' earnings by segment and business unit (in millions):

                                                              YEAR ENDED DECEMBER 31
                                                              ----------------------
                                                               2001    2000    1999
                                                              ------   -----   -----
GATX RAIL...................................................  $  7.4   $20.6   $22.5
GATX CAPITAL
  Air.......................................................    33.1    34.6    25.3
  Specialty Finance.........................................    21.9    15.8    14.1
  Technology................................................     2.4     3.1     (.2)
  Venture Finance...........................................   (32.0)    3.9     1.9
                                                              ------   -----   -----
TOTAL GATX CAPITAL..........................................    25.4    57.4    41.1
                                                              ------   -----   -----
                                                              $ 32.8   $78.0   $63.6
                                                              ======   =====   =====

     For purposes of preparing the following information, GATX makes certain adjustments to the information provided by the joint ventures. Pre-tax income is adjusted to reverse interest expense recognized by the joint ventures on loans from the Company. In addition, the Company records its loans to the joint ventures as equity contributions, therefore, loan balances are reclassified from liabilities to equity.

     For all affiliated companies held at the end of the year, operating results, as if GATX held 100 percent interest, were (in millions):

                                                              YEAR ENDED DECEMBER 31
                                                             ------------------------
                                                              2001     2000     1999
                                                             ------   ------   ------
                                                                   (UNAUDITED)
Gross income...............................................  $865.1   $717.2   $603.5
Pre-tax income.............................................    32.6    203.4    145.4

     For the year ended 2001, pre-tax income as if GFC held 100 percent interest, was less than GFC's pre-tax share of affiliates' earnings due to losses in the Venture Finance business unit of $131.9 million. GFC's share of these losses was $35.6 million.

     For all affiliated companies held at the end of a year, summarized balance sheet data, as if GATX held 100 percent interest, were (in millions):

                                                                  DECEMBER 31
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                  (UNAUDITED)
Total assets................................................  $6,461.0   $5,209.2
Long-term liabilities.......................................   3,932.1    2,164.6
Other liabilities...........................................     396.5      623.5
                                                              --------   --------
Shareholders' equity........................................  $2,132.4   $2,421.1
                                                              ========   ========

     GFC has provided a total of $131.1 million in debt guarantees and $229.3 million in residual value guarantees for all affiliated companies.

NOTE 6.  FOREIGN OPERATIONS

     GFC has a number of investments in subsidiaries and affiliated companies that are located in or derive revenues from foreign countries. Foreign entities contribute significantly to share of affiliates' earnings. The foreign identifiable assets represent investments in affiliated companies as well as fully consolidated railcar operations in Canada, Mexico and Poland and foreign lease, loan and other investments.

                                                          YEAR ENDED OR AT DECEMBER 31
                                                         ------------------------------
                                                           2001       2000       1999
                                                         --------   --------   --------
                                                                  IN MILLIONS
REVENUES
Foreign................................................  $  267.3   $  209.3   $  164.1
United States..........................................   1,170.5    1,038.9      909.9
                                                         --------   --------   --------
                                                         $1,437.8   $1,248.2   $1,074.0
                                                         ========   ========   ========
SHARE OF AFFILIATES' EARNINGS
Foreign................................................  $   47.6   $   43.8   $   28.4
United States..........................................     (14.8)      34.2       35.2
                                                         --------   --------   --------
                                                         $   32.8   $   78.0   $   63.6
                                                         ========   ========   ========

                                                          YEAR ENDED OR AT DECEMBER 31
                                                         ------------------------------
                                                           2001       2000       1999
                                                         --------   --------   --------
                                                                  IN MILLIONS
IDENTIFIABLE ASSETS FOR CONTINUING OPERATIONS
Foreign................................................  $1,690.3   $1,200.3   $  943.9
United States..........................................   4,697.7    4,752.2    4,095.2
                                                         --------   --------   --------
                                                         $6,388.0   $5,952.5   $5,039.1
                                                         ========   ========   ========

     Foreign cash flows generated are used to meet local operating needs and for reinvestment. For foreign functional currency entities, the translation of the financial statements into U.S. dollars results in an unrealized foreign currency translation adjustment, a component of accumulated other comprehensive (loss) income.

NOTE 7.  SHORT-TERM DEBT AND LINES OF CREDIT

     Short-term debt (in millions) and weighted average interest rates as of year end were:

                                                                  DECEMBER 31
                                                         -----------------------------
                                                          2001    2001    2000    2000
                                                         AMOUNT   RATE   AMOUNT   RATE
                                                         ------   ----   ------   ----
Commercial paper.......................................  $168.5   3.05%  $345.6   7.62%
Other short-term borrowings............................   160.0   3.71%   211.6   7.86%
                                                         ------          ------
                                                         $328.5          $557.2
                                                         ======          ======

     GFC has commitments under credit agreements with a group of financial institutions for revolving credit loans totaling $775.0 million. While at year end no borrowings were outstanding, availability under the credit line was reduced by $168.5 million of commercial paper outstanding. GFC's other short-term borrowings included $120.0 million under unsecured money market lines at December 31, 2001.

     GFC's revolving credit agreements include a 364-day agreement for $141.7 million expiring in 2002, which GFC intends to renew, and two other agreements for $350.0 million and $283.3 million expiring in 2003 and 2004, respectively. The annual commitment fees are based on a percentage of the commitment and totaled approximately $0.7 million in 2001 and $0.8 million in 2000 and 1999.

     GFC's revolving credit agreements contain various restrictive covenants and requirements to maintain a defined minimum net worth and certain financial ratios. GFC met all credit agreement requirements at December 31, 2001.

     Interest expense on short-term debt was $7.2 million in 2001, $29.8 million in 2000, and $24.4 million in 1999. The portion of interest expense allocated to discontinued operations was $0.5 million, $3.9 million and $1.4 million for 2001, 2000 and 1999 respectively.

NOTE 8.  LONG-TERM DEBT

     Long-term debt and the range of interest rates as of year end were (in millions):

                                                                         DECEMBER 31
                                                          FINAL      -------------------
                                      INTEREST RATES    MATURITY       2001       2000
                                      --------------   -----------   --------   --------
VARIABLE RATE
Term notes and other obligations....  2.16% - 12.76%   2002 - 2013   $  836.1   $  829.2
Nonrecourse obligations.............  2.53% -  3.48%   2002 - 2015       72.5       91.2
                                                                     --------   --------
                                                                        908.6      920.4
FIXED RATE
Term notes and other obligations....  4.12% - 10.13%   2002 - 2011    2,060.7    2,264.7
Nonrecourse obligations.............  6.53% -  8.35%   2003 - 2021      655.7      403.0
                                                                     --------   --------
                                                                      2,716.4    2,667.7
                                                                     --------   --------
                                                                     $3,625.0   $3,588.1
                                                                     ========   ========

     Maturities of GFC's long-term debt as of December 31, 2001, for the next five years were (in millions):

                                                       TERM NOTES
                                                       AND OTHER    NONRECOURSE   TOTAL
                                                       ----------   -----------   ------
2002.................................................    $562.4       $292.1      $854.5
2003.................................................     704.9        161.1       866.0
2004.................................................     324.2        200.3       524.5
2005.................................................     278.6         28.6       307.2
2006.................................................     755.4         14.5       769.9

     At December 31, 2001, certain technology assets, aircraft, railcars, and other equipment with a net carrying value of $1,021.7 million were pledged as collateral for $882.8 million of notes and obligations.

     Interest expense on long-term debt, net of capitalized interest, was $252.6 million in 2001, $253.5 million in 2000 and $191.9 million in 1999. Interest expense capitalized as part of the cost of construction of major assets was $14.4 million in 2001, $10.4 million in 2000 and $4.3 million in 1999. Interest allocated to discontinued operations in 2001, 2000 and 1999 was $5.0 million, $50.8 million and $50.1 million, respectively.

NOTE 9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     GFC may enter into authorized derivative transactions for the purpose of reducing earnings volatility, hedging specific economic exposures, including adverse movements in foreign currency exchange rates, and changing interest rate characteristics of debt securities. These instruments are entered into for hedging purposes only. GFC does not hold or issue derivative financial instruments for purposes other than hedging, except for warrants, which are not designated as accounting hedges under SFAS No. 133, as amended.

 FAIR VALUE HEDGES

     GFC uses interest rate swaps to convert fixed rate debt to floating rate debt and to manage the fixed to floating rate mix of the debt portfolio. The fair value of interest rate swap agreements is determined based on the differences between the contractual rate of interest and the rates currently quoted for agreements of similar terms and maturities. As of December 31, 2001, maturities for interest rate swaps designated as fair value hedges range from 2002-2011.

 CASH FLOW HEDGES

     GFC's interest expense is affected by changes in interest rates as a result of its use of variable rate debt instruments, including commercial paper and other floating rate debt. GFC uses interest rate swaps and forward starting interest rate swaps to convert floating rate debt to fixed rate debt and to manage the floating to fixed rate ratio of the debt portfolio. The fair value of interest rate swap agreements is determined based on the differences between the contractual rate of interest and the rates currently quoted for agreements of similar terms and maturities. As of December 31, 2001, maturities for interest rate swaps qualifying as cash flow hedges range from 2002-2011.

     GFC enters into currency swaps, currency and interest rate forwards, and Treasury derivatives as hedges to manage its exposure to interest rate and currency exchange rate risk on existing and anticipated transactions. The fair values of currency swaps, currency and interest rate forwards, and Treasury derivatives are based on interest rate swap rates, LIBOR futures, currency rates, and current forward foreign exchange rates. As of December 31, 2001, maturities for the previously mentioned hedges range from 2002-2011.

     As of December 31, 2001, GFC expects to reclassify $0.5 million of net losses on derivative instruments from accumulated other comprehensive income to earnings within the next twelve months due to hedging a secured rail car financing.

 HEDGE OF NET INVESTMENT IN FOREIGN OPERATIONS

     GFC has also entered into a foreign exchange forward contract to hedge foreign currency exposure of an investment with operations located in Germany. The fair value of the foreign exchange forward is determined by the current forward foreign exchange rate. As of December 31, 2001, the net gain, included in unrealized loss on derivatives, that related to the foreign exchange forward contract was $8.9 million. The foreign exchange forward contract matures in 2002.

 OTHER DERIVATIVES

     GFC frequently obtains warrants from non-public, venture-backed companies in connection with its financing activities. Upon adoption of SFAS No. 133, as amended, these warrants are accounted for as derivatives. Upon receipt, fair value is generally not ascertainable due to the early-stage nature of the investee companies. Accordingly, assigned values are nominal. Prior to an initial public offering (IPO) of these companies, the fair value of pre-IPO warrants is deemed to be zero. Accordingly, no amounts were recognized in earnings for changes in fair value of pre-IPO warrants. The fair value of warrants subsequent to the IPO is based on currently quoted prices of the underlying stock.

 OTHER FINANCIAL INSTRUMENTS

     The fair value of other financial instruments represents the amount at which the instrument could be exchanged in a current transaction between willing parties. The following methods and assumptions were used to estimate the fair value of other financial instruments:

     The carrying amount of cash and cash equivalents, rent receivables, accounts payable, and short-term debt approximates fair value because of the short maturity of those instruments. Also, the carrying amount of variable rate secured loans approximates fair value.

     The fair value of fixed rate secured loans was estimated using discounted cash flow analyses, at interest rates currently offered for loans with similar terms to borrowers of similar credit quality.

     The fair value of variable and fixed rate long-term debt was estimated by performing a discounted cash flow calculation using the term and market interest rate for each note based on GFC's current incremental borrowing rates for similar borrowing arrangements. Portions of variable rate long-term debt have effectively been converted to fixed rate debt by utilizing interest rate swaps (GFC pays fixed rate interest, receives floating rate interest). Portions of fixed rate long-term debt have effectively been converted to floating rate debt by utilizing interest rate swaps (GFC pays floating rate interest, receives fixed rate interest). In such instances, the increase (decrease) in the fair value of the variable or fixed rate long-term debt would be offset in part by the increase (decrease) in the fair value of the interest rate swap.

     The following table sets forth the carrying amounts and fair values of GFC's financial instruments (in millions):

                                                              DECEMBER 31
                                               -----------------------------------------
                                                 2001       2001       2000       2000
                                               CARRYING     FAIR     CARRYING     FAIR
                                                AMOUNT     VALUE      AMOUNT     VALUE
                                               --------   --------   --------   --------
ASSETS
Secured loans -- fixed.......................  $  526.1   $  514.8   $  527.4   $  571.9
Derivative instruments.......................      50.0       50.0         --       35.1
                                               --------   --------   --------   --------
                                               $  576.1   $  564.8   $  527.4   $  607.0
                                               ========   ========   ========   ========
LIABILITIES
Long-term debt -- variable...................  $  908.6   $  859.7   $  920.4   $  920.4
Long-term debt -- fixed......................   2,716.4    2,538.9    2,667.7    2,610.4
Derivative instruments.......................      18.6       18.6         --        7.2
                                               --------   --------   --------   --------
                                               $3,643.6   $3,417.2   $3,588.1   $3,538.0
                                               ========   ========   ========   ========

     In the event that a counterparty fails to meet the terms of the interest rate swap agreement or a foreign exchange contract, GFC's exposure is limited to the interest rate or currency differential. GFC manages the credit risk of counterparties by dealing only with institutions that the Company considers financially sound and by avoiding concentrations of risk with a single counterparty. GFC considers the risk of non-performance to be remote.

NOTE 10.  FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK

     Prior to January 1, 2001 and the adoption of SFAS No. 133, as amended, GFC utilized off balance sheet financial instruments in the normal course of business to manage financial market risk, including interest rate and foreign exchange risk.

     At December 31, 2000, GFC had the following off balance sheet financial instruments (in millions):

                       NOTIONAL
                        AMOUNT      PAY RATE/INDEX     RECEIVE RATE/INDEX     MATURITY
                       --------   ------------------   -------------------   -----------
INTEREST RATE SWAPS
GFC pays fixed,
  receives
  floating...........   $384.3         4.93% - 7.54%   LIBOR - LIBOR+1.57%   2001 - 2011
GFC pays floating,
  receives fixed.....    285.0    LIBOR - LIBOR+.75%         5.90% - 7.20%   2001 - 2006

                                                      RECEIVE   DELIVER      MATURITY
                                                      -------   -------     -----------
CURRENCY SWAPS AND FORWARDS
Canadian dollar swaps...............................  $137.8    C$188.9     2001 - 2013
Euro forward........................................  $ 28.7      E24.5            2011
Deutsche mark forwards..............................  $ 46.8       84.3DM          2002

     Following is a summary of GFC's interest rate hedge activity as of December 31, 2000 (in millions):

                                                              PAY FIXED   PAY FLOATING
                                                              ---------   ------------
INTEREST RATE SWAPS
Balance at January 1, 1999..................................   $ 772.8      $ 702.0
Additions...................................................      85.3           --
Maturities..................................................    (262.9)       (10.0)
                                                               -------      -------
Balance at December 31, 1999................................     595.2        692.0
Additions...................................................     206.7        150.0
Maturities..................................................    (417.6)      (557.0)
                                                               -------      -------
Balance at December 31, 2000................................   $ 384.3      $ 285.0
                                                               =======      =======

     GFC uses interest rate swaps and forward starting interest rate swaps to convert floating rate debt to fixed rate debt and to manage the floating/fixed rate mix of the debt portfolio. GFC also uses forward starting interest rate swaps and treasury derivatives to manage interest rate risk associated with the anticipated issuance of debt.

     Historically, GFC had a program that utilized interest rate swaps to match the cash flow characteristics of its debt portfolio and its railcar leases. The interest rate swaps effectively converted GFC's long-term fixed rate debt to debt with maturities of three months to five years, matching the terms of the railcar leases. During 2000, GFC terminated this program and implemented a new program that utilizes interest rate swaps to achieve a target level of floating interest rate exposure in its debt portfolio to reduce income volatility over the long term. GFC uses interest rate swaps in addition to commercial paper and floating rate medium-term notes to match fund its floating rate lease and loan portfolio with floating rate borrowings.

     The net amount payable or receivable from the interest rate swap agreements is accrued as an adjustment to interest expense. The fair value of interest rate swap agreements is determined based on the differences between the contractual rate of interest and the rates currently quoted for agreements of similar terms and maturities. The fair value of the interest rate swaps was $1.0 million at December 31, 2000.

     As of December 31, 2000, GFC had entered into currency swaps and forwards to hedge $137.8 million of debt obligations of its Canadian subsidiaries, $46.8 million in debt obligations associated with a German joint venture and $28.7 million in future euro receipts for a leveraged lease transaction. The fair value of the aggregate of currency swap and forward agreements was $26.9 million at December 31, 2000.

NOTE 11.  PENSION AND OTHER POST-RETIREMENT BENEFITS

     GFC contributed to several pension plans sponsored by GATX that cover substantially all employees. Benefits payable under the plans are based on years of service and/or final average salary. The funding policy for all plans is based on an actuarially determined cost method allowable under Internal Revenue Service regulations. Contributions to these plans were zero, zero, and $0.1 million, in 2001, 2000, and 1999, respectively.

     Costs pertaining to the GATX plans are allocated to GFC on the basis of payroll costs with respect to normal cost and on the basis of actuarial determinations for prior service cost. Net periodic pension cost for continuing operations for 2001, 2000, and 1999 was $0.7 million, $2.0 million and $1.7 million, respectively. Pension costs include a credit of $0.1 million and expense of $1.2 million and $1.4 million related to discontinued operations for the years ended December 31, 2001, 2000 and 1999, respectively. Plan benefit obligations, plan assets, and the components of net periodic cost for individual subsidiaries of GATX have not been determined.

     In addition to the pension plans, GFC's other postretirement plans provide health care, life insurance and other benefits for certain retired employees who meet established criteria. Most domestic employees are eligible for health care and life insurance benefits if they retire from GFC with immediate pension benefits under the GATX pension plan. The plans are either contributory or non-contributory, depending on various factors.

     The following tables set forth other post-retirement obligations as of December 31 (in millions):

                                                                2001       2000
                                                              RETIREE    RETIREE
                                                               HEALTH     HEALTH
                                                              AND LIFE   AND LIFE
                                                              --------   --------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of period...................   $ 47.5     $ 51.3
Service cost................................................       .3         .6
Interest cost...............................................      3.5        3.4
Actuarial loss (gain).......................................      7.7       (3.4)
Benefits paid...............................................     (4.9)      (4.4)
                                                               ------     ------
Ongoing benefit obligation..................................     54.1       47.5
Curtailments................................................     (1.1)        --
Special termination benefits................................       .2         --
                                                               ------     ------
Benefit obligation at end of period.........................   $ 53.2     $ 47.5
                                                               ======     ======
CHANGE IN FAIR VALUE OF PLAN ASSETS
Plan assets at beginning of period..........................   $   --     $   --
Company contributions.......................................      4.9        4.4
Benefits paid...............................................     (4.9)      (4.4)
                                                               ------     ------
Plan assets at end of period................................   $   --     $   --
                                                               ======     ======
FUNDED STATUS
Funded status of the plan...................................   $(53.2)    $(47.5)
Unrecognized net loss (gain)................................     (1.3)      (9.8)
Unrecognized net transition (asset) obligation..............       --         --
                                                               ------     ------
Accrued cost................................................   $(54.5)    $(57.3)
                                                               ======     ======
AMOUNT RECOGNIZED
Prepaid benefit cost........................................   $   --     $   --
Accrued benefit liability...................................    (55.4)     (58.2)
Intangible asset............................................       .9         .9
                                                               ------     ------
Total recognized............................................   $(54.5)    $(57.3)
                                                               ======     ======

     The components of other post-retirement benefit costs are as follows (in millions):

                                                                2001       2000       1999
                                                              RETIREE    RETIREE    RETIREE
                                                               HEALTH     HEALTH     HEALTH
                                                              AND LIFE   AND LIFE   AND LIFE
                                                              --------   --------   --------
Service cost................................................   $  .3       $ .6       $ .6
Interest cost...............................................     3.5        3.4        3.6
Amortization of:
  Unrecognized net loss (gain)..............................     (.8)       (.6)       (.5)
  Unrecognized net asset (obligation).......................      --         --         --
                                                               -----       ----       ----
Ongoing net costs...........................................     3.0        3.4        3.7
                                                               -----       ----       ----
Recognized gain due to curtailment..........................    (1.1)        --         --
Recognized special termination benefits expense.............      .2         --         --
                                                               -----       ----       ----
Net costs...................................................   $ 2.1       $3.4       $3.7
                                                               =====       ====       ====

     A special termination benefit expense of $0.2 million was incurred in 2001 for certain extra benefits paid to terminated or retired employees. Offsetting this expense was a $1.1 million curtailment credit resulting from the elimination of future service cost for covered employee groups.

     Of the total special termination benefits incurred in 2001, $8.9 million related to discontinued operations. The portion of the curtailment credit related to discontinued operations was $14.3 million in 2001.

     GFC amortizes the prior service cost using a straight-line method over the average remaining service period of employees expected to receive benefits under the plan.

     Assumptions as of December 31:

                                                                2001       2000
                                                              RETIREE    RETIREE
                                                               HEALTH     HEALTH
                                                              AND LIFE   AND LIFE
                                                              --------   --------
Discount rate...............................................    7.50%      7.50%
Expected return on plan assets..............................     N/A        N/A
Rate of compensation increases..............................    5.00%      5.00%

     The health care cost trend rate has a significant effect on the other post-retirement benefit cost and obligation. For 2001, the assumed health care cost trend rate was 5.0% for participants over the age of 65 and 6.0% for participants under the age of 65. Due to increasing health care and drug costs GFC anticipates that the trend rate for 2002 will be 12.0% for participants over the age of 65 and 10.0% for participants under the age of 65. The assumed health care cost trend rates are projected to decline gradually over a seven-year period to 6.0% and remain at that level thereafter. A 1% increase in the trend rate would increase the cost by $0.3 million and the obligation by $3.4 million. A 1% decrease in the trend rate would decrease the cost by $0.2 million and the obligation by $3.1 million.

NOTE 12.  INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In prior years, GATX Corporation assumed a portion of GFC's deferred tax liability in exchange for cash payments received from GFC. GATX Corporation contributed an amount equal to the aggregate of cash received to GFC in exchange for the shares of preferred stock which are currently outstanding. Subsequently, GFC reacquired a portion of these deferred taxes and at December 31, 2001 the remaining balance assumed by GATX Corporation was $78.9 million, which is shown as a deferred tax adjustment in the table below.

     Significant components of GFC's deferred tax liabilities and assets for continuing operations were (in millions):

                                                                DECEMBER 31
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
DEFERRED TAX LIABILITIES
Book/tax basis difference due to depreciation...............  $239.5   $211.2
Leveraged leases............................................    88.9     73.2
Investment in affiliated companies..........................    96.3     67.9
Lease accounting (other than leveraged).....................   117.6    196.5
Alternative minimum tax credit..............................      --     99.1
Other.......................................................    53.2     42.8
                                                              ------   ------
Total deferred tax liabilities..............................   595.5    690.7
DEFERRED TAX ASSETS
Accruals not currently deductible for tax purposes..........   (40.9)   (70.4)
Allowance for possible losses...............................   (34.4)   (36.6)
Post-retirement benefits other than pensions................   (19.1)   (15.0)
Other.......................................................   (31.2)   (27.0)
                                                              ------   ------
                                                              (125.6)  (149.0)
Deferred tax adjustment.....................................   (78.9)   (78.9)
                                                              ------   ------
Net deferred tax liabilities................................  $391.0   $462.8
                                                              ======   ======

     GFC and its United States subsidiaries are included in the consolidated federal income tax return of GATX Corporation. Income taxes for continuing operations consisted of (in millions):

                                                              YEAR ENDED DECEMBER 31
                                                              -----------------------
                                                               2001    2000     1999
                                                              ------   -----   ------
CURRENT
Domestic:
  Federal...................................................  $ 35.0   $(9.9)  $ 23.5
  State and local...........................................     5.8     2.9      4.6
                                                              ------   -----   ------
                                                                40.8    (7.0)    28.1
Foreign.....................................................    16.4    11.3     11.5
                                                              ------   -----   ------
                                                                57.2     4.3     39.6
DEFERRED
Domestic:
  Federal...................................................   (24.6)   29.3     52.3
  State and local...........................................    (7.3)   (3.4)     5.7
                                                              ------   -----   ------
                                                               (31.9)   25.9     58.0
Foreign.....................................................   (11.1)    4.7      2.7
                                                              ------   -----   ------
                                                               (43.0)   30.6     60.7
                                                              ------   -----   ------
Income tax expense..........................................  $ 14.2   $34.9   $100.3
                                                              ======   =====   ======
Income taxes paid (refunded)................................  $ 57.4   $(4.8)  $ 42.1
                                                              ======   =====   ======

     The reasons for the difference between GFC's effective income tax rate and the federal statutory income tax rate were (in millions):

                                                              YEAR ENDED DECEMBER 31
                                                              ----------------------
                                                              2001    2000     1999
                                                              -----   -----   ------
Income taxes at federal statutory rate......................  $20.4   $33.1   $ 89.9
Adjust for effect of:
  Tax rate decrease on deferred taxes.......................   (6.1)     --       --
  State income taxes........................................    (.9)    (.3)     6.2
  Foreign income............................................     .3     2.3      3.2
  Other.....................................................     .5     (.2)     1.0
                                                              -----   -----   ------
Income tax expense..........................................  $14.2   $34.9   $100.3
                                                              =====   =====   ======
Effective income tax rate...................................   24.4%   36.9%    39.0%
                                                              =====   =====   ======

NOTE 13.  COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF CREDIT RISK

     GFC's revenues are derived from a wide range of industries and companies. Approximately 16% of total revenues are generated from the transportation of products for the chemical industry; for similar services, 11% of revenues are derived from the petroleum industry. In addition, approximately 18% of GFC's (on and off balance sheet) assets consist of commercial aircraft operated by various domestic and international airlines.

     Under its lease agreements, GFC retains legal ownership of the asset except where such assets have been financed by sale-leasebacks. With most loan financings, the loan is collateralized by the equipment. GFC performs credit evaluations prior to approval of a lease or loan contract. Subsequently, the creditworthiness of the customer and the value of the collateral are monitored on an ongoing basis. GFC maintains an allowance for possible losses and other reserves to provide for potential losses that could arise should customers become unable to discharge their obligations to GFC.

     At December 31, 2001, GFC's unconditional purchase obligations consisted primarily of scheduled aircraft acquisitions. GFC had commitments of $885.1 million for firm orders and options for 27 new aircraft to be delivered between 2002 and 2004. Additional unconditional purchase obligations include $239.3 million of specialty finance and venture finance commitments and $8.3 million of railcar commitments. Additionally, under the terms of the DEC acquisition agreement GFC is obligated to invest $71.9 million in DEC over the next five years.

     GFC has various commercial commitments, such as guarantees and standby letters of credit, that could potentially require performance in the event of demands by third parties. Similar to GATX's on-balance sheet investments, these guarantees expose GATX to credit and market risk; accordingly, GATX evaluates commitment and other contingent obligations using the same techniques used to evaluate funded transactions. GFC had $581.8 million of residual value, rental or loan guarantees outstanding at December 31, 2001.

     Guarantees are commitments issued to guarantee performance of an affiliate to a third party, generally in the form of lease and loan payment guarantees, or to guarantee the value of an asset at the end of a lease. Lease and loan payment guarantees generally involve guaranteeing repayment of the financing utilized to acquire assets being leased by an affiliate to third parties, and are in lieu of making direct equity investments in the affiliate. GFC is not aware of any event of default which would require it to satisfy these guarantees, and expects the affiliates to generate sufficient cash flow to satisfy their lease and loan obligations.

     Asset residual value guarantees represent GFC's commitment to third parties that an asset or group of assets will be worth a specified amount at the end of a lease term. Over 50% of the asset residual value guarantees are related to rail equipment. Revenue is earned for providing these asset value guarantees in the form of an initial fee (which is amortized into income over the guaranteed period) and by sharing in any proceeds received upon disposition of the assets in excess of the amount guaranteed (which is recorded when realized). Based on known and expected market conditions, management does not believe that the asset residual value guarantees will result in any adverse financial impact to GFC.

     GFC is also party to letters of credit and bonds totaling $7.5 million and $10.7 million at December 31, 2001 and 2000, respectively. In GFC's past experience, virtually no claims have been made against these financial instruments. Management does not expect any material losses to result from these off balance sheet instruments because performance is not expected to be required, and, therefore, is of the opinion that the fair value of these instruments is zero.

     GFC is engaged in various matters of litigation and have a number of unresolved claims pending, including proceedings under governmental laws and regulations related to environmental matters. While the amounts claimed are substantial, and the ultimate liability with respect to such litigation and claims cannot be determined at this time, it is the opinion of management that amounts, if any, required to be paid by GFC in the discharge of such liabilities, are not likely to be material to GFC's consolidated financial position or results of operations.

NOTE 14.  DISCONTINUED OPERATIONS

     As of December 31, 2001, GFC has substantially completed the divestiture of GATX Terminals Corporation (Terminals). In the first quarter of 2001, GFC sold the majority of Terminals' domestic operations. The sale included substantially all of Terminals' domestic terminaling operations, the Central Florida Pipeline Company and Calnev Pipe Line Company. Also in the first quarter of 2001, GFC sold substantially all of Terminals' European operations. In the second and third quarters of 2001, Terminals sold its Asian operations and its interest in a distillate and blending distribution affiliate. Additionally, 1999 reflects the results of the value-added technology equipment sales and services business that was sold in June.

     A net after-tax gain of $173.9 million was recognized on the sales of Terminals assets in 2001. The 2001 gain on sale of portion of segment primarily reflects the sale of substantially all of the GFC's interest in GATX Terminals Corporation and its subsidiary companies and is net of taxes of $185.6 million.

     GFC's financial statements have been restated to reflect discontinued operations for all periods presented. Corporate allocations to discontinued operations were for services provided. Operating results include interest expense on debt that was assumed by the buyer and an allocation of the interest expense on GFC's general credit facilities based on actual historical financing requirements. In connection with the disposition of the Terminals, GFC retained $46.9 million of on-going liabilities, consisting primarily of pension and other post-retirement obligations.

     Operating results of discontinued operations are presented below (in millions):

                                                              YEAR ENDED DECEMBER 31
                                                              -----------------------
                                                              2001     2000     1999
                                                              -----   ------   ------
Gross income................................................  $34.7   $331.3   $361.6
Income, net of taxes of $4.4, $22.6, and $16.7..............    2.7     37.1     21.0

     Assets and liabilities of the discontinued operations are summarized below (in millions):

                                                                DECEMBER 31
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
Accounts receivable, net....................................  $  1.3   $ 35.1
Tank storage terminals, pipelines and other, net............     2.0    852.4
Investment in affiliated companies..........................      --     71.1
Other assets................................................     0.5     61.6

Accounts payable and accrued expenses.......................     2.2     64.0
Long-term debt..............................................      --    147.7
Deferred items..............................................     1.6    197.7
                                                              ------   ------
Net Assets of Discontinued Operations.......................  $   --   $610.8
                                                              ======   ======

NOTE 15.  FINANCIAL DATA OF BUSINESS SEGMENTS

     The financial data presented below conforms to SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and depict the profitability, financial position and cash flow of each of GFC's continuing business segments. Segment profitability is presented to reflect operating results inclusive of allocated support expenses from the parent company and interest costs based upon the debt levels shown below.

     GFC provides its services and products through two operating segments: GATX Capital and GATX Rail. Through these businesses, GFC combines asset knowledge and services, structuring expertise, partnering and risk capital to serve customers and partners worldwide. GFC specializes in railcar and locomotive leasing, aircraft operating leasing, information technology leasing and venture finance.

     The GATX Capital segment consists of the following four business units:

     - Air, which is a leading aircraft lessor, focused on leasing newer, narrow-body aircraft used by commercial airlines throughout the world.

     - Technology, which provides lease financing and asset management services related to information technology equipment, primarily to Fortune 1000 companies.

     - Venture Finance, which provides secured loan and lease financing to early-stage companies.

     - Specialty Finance, which acts as an investor, arranger and manager of financing services involving a variety of asset types and industries, with an established presence in the marine business.

     In prior years, the GATX Capital segment included a rail business unit, which leased freight cars and locomotives under operating and finance leases. In 2001, GFC combined the rail business unit of GATX Capital with GATX Rail, a full service lessor of specialized railcars, primarily tank cars into one rail segment. The financial data for GATX Rail and GATX Capital has been restated for all periods presented to reflect the change in the composition of each operating segment.

                                                          GATX       GATX
                                                        CAPITAL      RAIL     OTHER    TOTAL
                                                        --------   --------   -----   --------
                                                                     IN MILLIONS
2001
PROFITABILITY
Revenues..............................................  $ 739.4    $  668.7   $29.7   $1,437.8
Share of affiliates' earnings.........................     25.4         7.4     --        32.8
                                                        --------   --------   -----   --------
Gross income..........................................    764.8       676.1   29.7     1,470.6
Depreciation and amortization.........................   (289.5)     (117.8)    --      (407.3)
Interest expense......................................   (177.2)      (66.3)  (1.0)     (244.5)
(Loss) income from continuing operations before
  taxes...............................................    (31.8)       62.0   28.1        58.3
(Loss) income from continuing operations..............    (18.2)       44.1   18.2        44.1
                                                        --------   --------   -----   --------
FINANCIAL POSITION
Debt..................................................  2,776.6     1,185.7   74.7     4,037.0
Equity................................................    377.2       504.2   534.1    1,415.5
Investments in affiliated companies...................    752.4       200.6     --       953.0
Identifiable assets...................................  3,565.7     2,280.9   541.4    6,388.0
                                                        --------   --------   -----   --------
ITEMS AFFECTING CASH FLOW
Net cash provided by continuing operations............    162.0       126.4   (35.8)     252.6
Portfolio proceeds....................................    995.8        34.3     --     1,030.1
                                                        --------   --------   -----   --------
Total cash provided...................................  1,157.8       160.7   (35.8)   1,282.7
Portfolio investments and capital additions...........  1,422.5       370.1    (.1)    1,792.5
                                                        --------   --------   -----   --------
2000
PROFITABILITY
Revenues..............................................  $ 562.6    $  655.4   $30.2   $1,248.2
Share of affiliates' earnings.........................     57.4        20.6     --        78.0
                                                        --------   --------   -----   --------
Gross income..........................................    620.0       676.0   30.2     1,326.2
Depreciation and amortization.........................   (209.1)     (115.6)    --      (324.7)
Interest expense......................................   (154.8)      (74.6)  (9.4)     (238.8)
(Loss) income from continuing operations before
  taxes...............................................    (58.9)      133.2   20.2        94.5
(Loss) income from continuing operations..............    (35.7)       82.2   13.1        59.6
                                                        --------   --------   -----   --------
FINANCIAL POSITION
Debt..................................................  2,553.2     1,045.5   625.9    4,224.6
Equity................................................    239.3       454.1   558.7    1,252.1
Investments in affiliated companies...................    761.5       205.9     --       967.4
Identifiable assets...................................  3,384.9     2,091.2   476.4    5,952.5
                                                        --------   --------   -----   --------

                                                          GATX       GATX
                                                        CAPITAL      RAIL     OTHER    TOTAL
                                                        --------   --------   -----   --------
                                                                     IN MILLIONS
ITEMS AFFECTING CASH FLOW
Net cash provided by (used in) continuing
  operations..........................................    212.9       169.3   43.4       425.6
Portfolio proceeds....................................    552.5        74.5     --       627.0
                                                        --------   --------   -----   --------
Total cash provided...................................    765.4       243.8   43.4     1,052.6
Portfolio investments and capital additions...........  1,431.2       482.7     --     1,913.9
                                                        --------   --------   -----   --------
1999
PROFITABILITY
Revenues..............................................  $ 402.0    $  645.6   $26.4   $1,074.0
Share of affiliates' earnings.........................     41.1        22.5     --        63.6
                                                        --------   --------   -----   --------
Gross income..........................................    443.1       668.1   26.4     1,137.6
Depreciation and amortization.........................   (131.1)     (113.3)    --      (244.4)
Interest expense......................................    (98.2)      (69.4)  (5.7)     (173.3)
Income (loss) from continuing operations before
  taxes...............................................     89.1       147.4   20.4       256.9
Income (loss) from continuing operations..............     52.8        90.5   13.3       156.6
                                                        --------   --------   -----   --------
FINANCIAL POSITION
Debt..................................................  1,907.9     1,087.6   574.7    3,570.2
Equity................................................    247.9       406.9   553.7    1,208.5
Investments in affiliated companies...................    566.9       208.0     --       774.9
Identifiable assets...................................  2,552.5     2,062.6   424.0    5,039.1
                                                        --------   --------   -----   --------
ITEMS AFFECTING CASH FLOW
Net cash provided by continuing operations............     88.7       152.3    6.8       247.8
Portfolio proceeds....................................    458.3        58.1     --       516.4
                                                        --------   --------   -----   --------
Net cash provided by continuing operations............    547.0       210.4    6.8       764.2
Portfolio investments and capital additions...........  1,110.2       489.2     .1     1,599.5
                                                        --------   --------   -----   --------

NOTE 16.  OTHER ASSETS

     The following table summarizes the components of other assets (in millions):

                                                                DECEMBER 31
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
Assets held for sale........................................  $ 48.6   $  2.2
Fair value of derivatives...................................    31.4       --
Goodwill....................................................    63.3     39.9
Deferred financing costs....................................    25.0     23.3
Inventory...................................................    11.2     15.9
Available for sale securities...............................     7.3     46.1
Held to maturity securities.................................     6.6     96.1
Investments carried at cost and other investments...........    44.5     31.3
Prepaid items...............................................    22.1     17.8
Other.......................................................    61.4     66.5
                                                              ------   ------
                                                              $321.4   $339.1
                                                              ======   ======

NOTE 17.  REVENUE COMPONENTS

     The following table summarizes the components of revenue (in millions):

                                                             YEAR ENDED DECEMBER 31
                                                         ------------------------------
                                                           2001       2000       1999
                                                         --------   --------   --------
Lease income...........................................  $1,140.3   $  987.5   $  857.1
Interest income........................................      71.6       60.1       40.8
Asset remarketing gains, including residual sharing
  fees.................................................      99.0       57.2       75.5
Gain on sale of equity securities......................      38.7       52.3       14.7
Fee income.............................................      19.5       20.1       16.4
Other income...........................................      68.7       71.0       69.5
                                                         --------   --------   --------
                                                         $1,437.8   $1,248.2   $1,074.0
                                                         ========   ========   ========

     Other income includes railcar maintenance revenue. Additionally, other income in 1999 includes revenue of $67.0 million from the value added technology equipment sales and service business, which was sold in June 1999.

NOTE 18.  PORTFOLIO PROCEEDS

     The following table summarizes the components of portfolio proceeds (in millions):

                                                                 YEAR ENDED DECEMBER 31
                                                              -----------------------------
                                                                2001       2000       1999
                                                              --------   ---------   ------
Lease rents received, net of earned income and leveraged
  lease nonrecourse debt service............................  $  251.0    $150.9     $146.0
Loan principal received.....................................     216.0     160.6       88.7
Proceeds from asset remarketing.............................     318.3     178.4      220.4
Proceeds from sale of equity securities.....................      35.2      52.3       14.7
Investment recovery from investments in affiliated
  companies.................................................     209.6      84.8       46.6
                                                              --------    ------     ------
                                                              $1,030.1    $627.0     $516.4
                                                              ========    ======     ======

NOTE 19.  REDUCTION IN WORKFORCE

     During 2001, GFC recorded a pre-tax charge of $10.9 million related to its 2001 reduction in workforce. This action was part of the parent company's previously announced initiative to reduce selling, general and administrative costs in response to current economic conditions and the divestiture of Terminals' operations.

     The reduction in workforce charge included involuntary employee separation and benefit costs for 135 employees company wide, as well as legal fees, occupancy and other costs. The employee groups terminated included professional and administrative staff.

     As of December 31, 2001, 134 of the employee terminations were completed. The amount of termination benefits paid in 2001 totaled $2.2 million. Remaining cash payments will be funded from ongoing operations and are not expected to have a material impact on GFC's liquidity.

NOTE 20.  ADVANCES TO PARENT

     Interest income on advances to GATX, which is included in gross income on the income statement, was $29.7 million in 2001, $30.2 million in 2000, and $26.4 million in 1999. These advances have no fixed maturity date. Interest income on advances to GATX was based on an interest rate that is adjusted annually in accordance with an estimate of short-term rates.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Not required.

ITEM 11.  EXECUTIVE COMPENSATION

     Not required.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Not required.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14.  FINANCIAL STATEMENT SCHEDULES, REPORTS ON FORM 8-K AND EXHIBITS.

(a) 1.   Financial Statements

     The Consolidated Financial Statements of GATX Financial Corporation and its subsidiaries which are required in Item 8 are listed below:

                                                                      PAGE
                                                                      ----
        Consolidated Statements of Income -- Years Ended December
        31, 2001, 2000, and 1999                                       27
        Consolidated Balance Sheets -- December 31, 2001 and 2000      28
        Consolidated Statements of Cash Flows -- Years Ended
        December 31, 2001, 2000, and 1999                              29
        Consolidated Statements of Changes in Shareholder's
        Equity -- December 31, 2001, 2000, and 1999                    30
        Notes to Consolidated Financial Statements                     31
     2. Financial Statement Schedule:                                  59

        Schedule II Valuation and Qualifying Accounts

       All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore, have been omitted.

(b)     No reports were filed on Form 8-K during the reporting period.

(c)       Exhibit Index

  EXHIBIT
  NUMBER                        EXHIBIT DESCRIPTION                        PAGE
  -------                       -------------------                        ----
  3A.       Certificate of Ownership and Merger merging GATX Rail
            Corporation (a New York corporation) into GATX Capital
            Corporation (a Delaware corporation) dated July 31, 2001
            incorporated by reference to the GATX Financial
            Corporation's quarterly report on Form 10-Q for period ended
            June 30, 2001.
  3B.       By-Laws of GATX Financial Corporation, as amended and
            restated as of August 7, 2001, incorporated by reference to the GATX Financial Corporation's quarterly report on Form
            10-Q for period ended June 30, 2001.
  4A.       Indenture dated October 1, 1987, incorporated by reference to Exhibit 4.1 to the GATX Financial Corporation
            Registration Statement on Form S-3 filed October 8, 1987,
            file number 33-17692; Indenture Supplement dated May 15,
            1988, incorporated by reference to the GATX Financial
            Corporation Quarterly Report on Form 10-Q for the quarter
            ended June 30, 1988, file number 2-54754. Second
            Supplemental Indenture dated as of March 15, 1990,
            incorporated by reference to GATX Financial Corporation
            Quarterly Report on Form 10-Q for the quarter ended March
            30, 1990, file number 2-54754. Third Supplemental Indenture dated as of June 15, 1990, incorporated by reference to GATX
            Financial Corporation Quarterly Report on Form 10-Q for the
            quarter ended June 30, 1990, file number 2-54754. Fourth
            Supplemental Indenture dated as of January 15, 1996 filed
            with the SEC on Current Report on Form 8-K on January 26,
            1996, file number 2-54754.
  4B.       GATX Financial Corporation Notices 5 and 6 dated March 28,
            1988 and April 12, 1988 defining the rights of holders of
            GATX Rail's Medium-Term Notes Series A issued during that
            period, incorporated by reference to the GATX Financial
            Corporation Quarterly Report on Form 10-Q for the quarter
            ended June 30, 1988, file number 2-54754.

  EXHIBIT
  NUMBER                        EXHIBIT DESCRIPTION                        PAGE
  -------                       -------------------                        ----
  4C.       GATX Financial Corporation Notices 3 through 5 dated from
            April 4, 1989 through May 16, 1989, Notice 7 dated June 19,
            1989 and Notice 12 dated July 21, 1989 defining the rights of the holders of GATX Rail Corporation's Medium-Term Notes
            Series C issued during those periods. Notices 3 through 5
            and Notice 7 is incorporated by reference to the GATX
            Financial Corporation Quarterly Reports on Form 10-Q for the
            quarter ended June 30, 1989 and Notice 12 incorporated by
            reference to the GATX Financial Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1989, file number 2-54754.
  4D.       GATX Financial Corporation Notice 1 dated February 27, 1992, and Notices 7 and 10 dated May 18, 1993 and May 25, 1993
            defining the rights of the holders of GATX Financial
            Corporation's Medium-Term Notes Series D issued during those periods. Notice 1 is incorporated by reference to the GATX
            Financial Corporation Quarterly Report on Form 10-Q for the
            quarter ended March 31, 1992, Notices 7 and 10 are
            incorporated by reference to the GATX Financial Corporation
            Quarterly Report on Form 10-Q for the quarter ending June
            30, 1993, file number 2-54754.
  4E.       Term Loan Agreement between the GATX Financial Corporation and a Bank, incorporated by reference on Form 10-K for the period ended December 31, 1990.
  4F.       GATX Financial Corporation Notices 1 and 2 dated June 8,
            1994 and Notices 3 dated June 17, 1994, and Notices 7
            through 11 dated July 18, 1994, defining the rights of the holders of GATX Financial Corporation's Medium-Term Notes
            Series E issued during those periods. Notices 1 through 3
            are incorporated by reference to the GATX Financial
            Corporation Quarterly Report on Form 10-Q for the quarter
            ended June 30, 1994, and Notices 7 through 11 are
            incorporated herein by reference to the Form 424(b)(5) dated
            July 18, 1994, file number 2-54754.
  4G.       GATX Financial Corporation Notices 12 through 14 dated
            February 24, 1995, Notices 15 through 20 dated May 11, 1995, amended May 24, 1995, and Notices 21 through 30 dated from
            November 8, 1995 through November 13, 1995, defining the
            rights of the holders of GATX Financial Corporation's
            Medium-Term Notes Series E issued during those periods.
            Notices 12 through 14 are incorporated by reference to the
            Form 424(b)(5) dated February 24, 1995, Notices 15 through
            20 are incorporated by reference to the Form 424(b)(5) dated
            May 11, 1995, and Notices 21 through 30 are incorporated by reference to the Form 424(b)(5) dated from November 8, 1995 through November 13, 1995, file number 2-54754.
  4H.       GATX Financial Corporation Notices 1 and 2 both dated May
            11, 2000 defining the rights of holders of GATX Rail
            Corporation's Medium-Term Notes Series F issued during the period. Notice 1 is incorporated by reference to the Form
            424(b)(5) dated May 11, 2000, and Notice 2 is incorporated by reference to the Form 424(b)(5) dated May 11, 2000, file number 2-54754.
  4I.       Form of 8 5/8% Note due December 1, 2004 filed with the SEC on Current Report on Form 8-K on December 7, 1994, file
            number 2-54754.
  4J.       Form of 6 3/4% Note due March 1, 2006 filed with the SEC on
            Current Report on Form 8-K on March 4, 1996, file number
            2-54754.
  10A.      Credit Agreement dated July 1, 1998 among the Company, the banks listed therein, Chase Manhattan Bank, as Agent,
            incorporated by reference to GATX Capital Corporation's
            Quarterly Report on Form 10-Q for the period ended September
            30, 1998, file number 2-75467.
  10B.      $350,000,000 Credit Agreement dated as of May 14, 1998 among
            GATX Financial Corporation, the banks listed therein, The
            First National Bank of Chicago as Administrative Agent and
            Morgan Guaranty Trust Company of New York as Documentation
            Agent, incorporated by reference to GATX Rail Corporation's
            Quarterly Report on Form 10-Q for the period ended June 30,
            1998, file number 2-54754.

  EXHIBIT
  NUMBER                        EXHIBIT DESCRIPTION                        PAGE
  -------                       -------------------                        ----
  10C.      Office Leases, Four Embarcadero Center, dated October 1,
            1990 and June 1, 1991, between GATX Financial Corporation
            and Four Embarcadero Center Venture, incorporated by
            reference on Form 10-K for the period ended December 31,
            1990.
  10D.      Tax Operating Agreement dated January 1, 1983 between GATX
            Corporation and GATX Financial Corporation, incorporated by reference to Form 10-K for the period ended December 31,
            1983, file number 2-75467.
  10E.      Form of 6 3/4% Note due May 1, 2009 filed in connection with and incorporated by reference into, the Registration
            Statement on Form S-3 (File No. 33-64697) of GATX Financial
            Corporation, declared effective on December 7, 1995.
            Submitted to the SEC on GATX Financial Corporation's
            Quarterly Report on Form 10-Q for the period ended March 31,
            1999, file number 2-54754.
  10F.      Stock Purchase Agreement dated February 28, 2001 between
            GATX Financial Corporation, GATX Terminals Holding
            Corporation, a wholly-owned subsidiary of GATX Financial
            Corporation, and Kinder Morgan Energy Partners L.P. to sell substantially all of the domestic operations of GATX
            Terminals Corporation, incorporated by reference to the GATX
            Financial Corporation Form 10-K for the period ended
            December 31, 2000.                                             60
  12.       Statement regarding computation of ratios of earnings to
            fixed charges.                                                 61
  23.       Consent of Independent Auditors.
            Any instrument defining the rights of security holders with respect to nonregistered long-term debt not being filed on the basis that the amount of securities authorized does not exceed 10 percent of the total assets of the company and
            subsidiaries on a consolidated basis will be furnished to
            the Commission upon request.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GATX FINANCIAL CORPORATION
                                                (Registrant)

                                                  /s/ RONALD H. ZECH
                                          --------------------------------------
                                                      Ronald H. Zech
                                                   Chairman, President,
                                                 Chief Executive Officer
                                                       and Director
                                                      March 22, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


                   /s/ RONALD H. ZECH                       Chairman, President, Chief
 ------------------------------------------------------       Executive Officer and
                     Ronald H. Zech                                  Director
                     March 22, 2002


                  /s/ BRIAN A. KENNEY                         Vice President, Chief
 ------------------------------------------------------    Financial Officer, Director
                    Brian A. Kenney                          and Assistant Secretary
                     March 22, 2002


                 /s/ WILLIAM M. MUCKIAN                     Vice President, Controller
 ------------------------------------------------------    and Chief Accounting Officer
                   William M. Muckian
                     March 22, 2002


                   /s/ JESSE V. CREWS                                Director
 ------------------------------------------------------
                     Jesse V. Crews
                     March 22, 2002


                  /s/ DAVID M. EDWARDS                               Director
 ------------------------------------------------------
                    David M. Edwards
                     March 22, 2002

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                  GATX FINANCIAL CORPORATION AND SUBSIDIARIES

COL. A                                  COL. B       COL. C         COL. D         COL. E        COL. F
------                                ----------   ----------   --------------   ----------     ---------
                                                            ADDITIONS
                                                   ---------------------------
                                      BALANCE AT   CHARGED TO     CHARGED TO                     BALANCE
                                      BEGINNING    COSTS AND    OTHER ACCOUNTS   DEDUCTIONS     AT END OF
DESCRIPTION                           OF PERIOD     EXPENSES       DESCRIBE       DESCRIBE       PERIOD
-----------                           ----------   ----------   --------------   ----------     ---------
                                                                  IN MILLIONS
Year ended December 31, 2001:
  Allowance for possible
     losses(a)......................    $ 94.0       $98.4           $ .8(b)      $(105.1)(c)    $ 88.1
Year ended December 31, 2000:
  Allowance for possible
     losses(a)......................    $112.3       $17.7           $1.0(b)      $ (37.0)(c)    $ 94.0
Year ended December 31, 1999:
  Allowance for possible
     losses(a)......................    $132.4       $11.0           $3.7(b)      $ (34.8)(c)    $112.3

---------------

(a) Deducted from asset accounts.

(b) Represents principally the recovery of amounts previously written off.

(c) Represents principally uncollectible amounts written off.