Form 10-Q
period 2002-03-31
GATX FINANCIAL CORP
filed 2002-05-15
CIK 357019

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended                      Commission File Number
         March 31, 2002                                    1-8319

                             ---------------------

                           GATX FINANCIAL CORPORATION


         Incorporated in the                     IRS Employer Identification No.
          State of Delaware                                94-1661392

                             500 West Monroe Street
                             Chicago, IL 60661-3676
                                 (312) 621-6200


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No
                                              ---    ---

         Registrant had 1,031,250 shares of $1 par value common stock outstanding (all owned by GATX Corporation) as of April 30, 2002.
================================================================================

PART I - FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                   GATX FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                  (IN MILLIONS)

                                                       THREE MONTHS ENDED
                                                           MARCH 31
                                                       ------------------
                                                         2002     2001
                                                         ----     ----
GROSS INCOME
    Revenues                                            $307.5   $361.2
    Gain on extinguishment of debt                        13.9       --
    Share of affiliates' earnings                         18.0     14.5
                                                        ------   ------
TOTAL GROSS INCOME                                       339.4    375.7

OWNERSHIP COSTS
    Depreciation and amortization                         92.1    101.8
    Interest, net                                         52.8     62.3
    Operating lease expense                               44.1     47.1
                                                        ------   ------
TOTAL OWNERSHIP COSTS                                    189.0    211.2

OTHER COSTS AND EXPENSES
    Operating expenses                                    43.6     61.1
    Selling, general and administrative                   40.3     53.5
    Provision for possible losses                         17.7     21.3
    Asset impairment charges                               2.6       --
    Fair value adjustments for derivatives                 1.3      1.1
                                                        ------   ------
TOTAL OTHER COSTS AND EXPENSES                           105.5    137.0

                                                        ------   ------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES     44.9     27.5

INCOME TAXES                                              16.7     11.4
                                                        ------   ------

INCOME FROM CONTINUING OPERATIONS                         28.2     16.1

DISCONTINUED OPERATIONS

   Operating results, net of taxes                          --      3.1
   Gain on sale of portion of segment, net of taxes        6.2    171.4
                                                        ------   ------
TOTAL DISCONTINUED OPERATIONS                              6.2    174.5

                                                        ------   ------
NET INCOME                                              $ 34.4   $190.6
                                                        ======   ======


The accompanying notes are an integral part of these consolidated financial statements.

                   GATX FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                                       MARCH 31      DECEMBER 31
                                                         2002           2001
                                                     ----------      -----------
                                                     (Unaudited)
ASSETS


CASH AND CASH EQUIVALENTS                               $  184.9       $  222.7
RESTRICTED CASH                                            123.3          124.4

RECEIVABLES
    Rent and other receivables                             127.1          125.4
    Finance leases                                         810.4          853.0
    Secured loans                                          503.2          557.4
    Less - allowance for possible losses                   (87.5)         (88.1)
                                                        --------       --------
                                                         1,353.2        1,447.7

OPERATING LEASE ASSETS, FACILITIES AND OTHER
     Railcars and service facilities                     2,858.1        2,958.2
     Operating lease investments and other               1,724.9        1,566.5
     Less - allowance for depreciation                  (1,893.5)      (1,896.3)
                                                        --------       --------
                                                         2,689.5        2,628.4
Progress payments for aircraft and other equipment         212.5          260.0
                                                        --------       --------
                                                         2,902.0        2,888.4

DUE FROM GATX CORPORATION                                  329.8          430.4
INVESTMENTS IN AFFILIATED COMPANIES                        953.4          953.0
GOODWILL, NET OF ACCUMULATED AMORTIZATION                   73.9           63.3
OTHER ASSETS                                               281.2          258.1
                                                        --------       --------

                                                        $6,201.7       $6,388.0
                                                        ========       ========
                                       2

                                               MARCH 31       DECEMBER 31
                                                 2002            2001
                                               --------       -----------
                                             (Unaudited)

LIABILITIES, DEFERRED ITEMS AND
   SHAREHOLDER'S EQUITY

ACCOUNTS PAYABLE                               $  245.1         $  261.2
ACCRUED EXPENSES                                   30.5             54.5

DEBT
   Short-term                                      85.5            328.5
   Long-term:
      Recourse                                  2,934.3          2,896.8
      Nonrecourse                                 689.9            728.2
   Capital lease obligations                       73.3             83.5
                                               --------         --------
                                                3,783.0          4,037.0

DEFERRED INCOME TAXES                             416.9            391.0
OTHER DEFERRED ITEMS                              242.1            228.8
                                               --------         --------

   TOTAL LIABILITIES AND DEFERRED ITEMS         4,717.6          4,972.5

SHAREHOLDER'S EQUITY
   Preferred stock                                125.0            125.0
   Common stock                                     1.0              1.0
   Additional capital                             492.9            447.9
   Reinvested earnings                            937.1            910.6
   Accumulated other comprehensive loss           (71.9)           (69.0)
                                               --------         --------
   TOTAL SHAREHOLDER'S EQUITY                   1,484.1          1,415.5
                                               --------         --------

                                               $6,201.7         $6,388.0
                                               ========         ========

The accompanying notes are an integral part of these consolidated financial statements.

                   GATX FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (IN MILLIONS)

                                                                                   THREE MONTHS ENDED
                                                                                         MARCH 31
                                                                                   ------------------
                                                                                     2002     2001
                                                                                     ----     ----
OPERATING ACTIVITIES
Income from continuing operations                                                  $   28.2  $   16.1
Adjustments to reconcile income from continuing operations
  to net cash provided by continuing operations:
      Realized gains on remarketing of leased equipment                                (9.8)     (8.5)
      Gains on sales of securities                                                      (.5)    (15.3)
      Depreciation and amortization                                                    92.1     101.8
      Provision for possible losses                                                    17.7      21.3
      Asset impairment charges                                                          2.6        --
      Payments related to litigation settlement                                          --     (94.0)
      Deferred income taxes                                                            11.3     (19.4)
      Gain on extinguishment of debt                                                  (13.9)       --
Other, including working capital                                                      (70.0)     35.1
                                                                                   --------  --------
    Net cash provided by continuing operations                                         57.7      37.1

INVESTING ACTIVITIES
Additions to equipment on lease, net of nonrecourse
  financing for leveraged leases                                                     (250.6)   (266.0)
Additions to operating lease assets and facilities                                    (13.0)    (38.1)
Secured loans extended                                                                (11.8)    (80.5)
Investments in affiliated companies                                                   (14.3)   (116.5)
Progress payments                                                                     (30.5)    (34.1)
Other investments                                                                      (1.4)   (104.1)
                                                                                   --------  --------
Portfolio investments and capital additions                                          (321.6)   (639.3)
Portfolio proceeds                                                                    245.8     248.4
Proceeds from other asset sales                                                        96.3       5.0
                                                                                   --------  --------
    Net cash provided by (used in) investing activities of continuing operations       20.5    (385.9)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt                                          327.0      62.0
Repayment of long-term debt                                                          (318.2)   (304.1)
Net (decrease) increase in short-term debt                                           (243.0)     44.6
Net decrease in capital lease obligations                                             (10.2)     (6.6)
Equity contribution from GATX Corporation                                              45.0      50.0
Net decrease in amount due from GATX Corporation                                      100.6        .3
Cash dividends paid to GATX Corporation                                                (7.9)    (58.0)
                                                                                   --------  --------
    Net cash used in financing activities of continuing operations                   (106.7)   (211.8)
NET TRANSFERS TO DISCONTINUED OPERATIONS                                              (13.6)     (6.1)
                                                                                   --------  --------
NET DECREASE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS                  (42.1)   (566.7)
PROCEEDS FROM SALE OF PORTION OF SEGMENT                                                3.2   1,021.3
                                                                                   --------  --------
                                                                                      (38.9)    454.6
NET DECREASE IN CASH AND CASH EQUIVALENTS FROM DISCONTINUED OPERATIONS                   --     (13.2)
                                                                                   --------  --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                               $  (38.9) $  441.4
                                                                                   ========  ========

The accompanying notes are an integral part of these consolidated financial statements.

                   GATX FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                  (IN MILLIONS)


                                                      THREE MONTHS ENDED
                                                           MARCH 31
                                                     ---------------------
                                                       2002     2001
                                                       ----     ----

NET INCOME                                            $ 34.4   $190.6

OTHER COMPREHENSIVE LOSS, NET OF TAX:

     Foreign currency translation adjustment            (9.4)   (10.6)

     Unrealized loss on securities, net of
          reclassification adjustments (a)              (1.3)   (13.7)

     Unrealized gain on derivatives                      7.8      4.7

                                                      ------   ------
OTHER COMPREHENSIVE LOSS                                (2.9)   (19.6)
                                                      ------   ------

COMPREHENSIVE INCOME                                  $ 31.5   $171.0
                                                      ======   ======

(a) Reclassification adjustments:
       Unrealized loss on securities                  $ (1.0)  $ (4.4)
       Less - reclassification adjustment for gains
                  realized included in net income        (.3)    (9.3)
                                                      ------   ------
       Net unrealized loss on securities              $ (1.3)  $(13.7)
                                                      ======   ======

The accompanying notes are an integral part of these consolidated financial statements.

                   GATX FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) The consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date. All other consolidated financial statements are unaudited but include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations, financial position and cash flow for the respective periods. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2002.

(2) Certain amounts in the 2001 financial statements have been reclassified to conform to the current presentation.

(3) Discontinued operations - Operating results for GATX Terminals Corporation are shown net of taxes of zero and $1.8 million, respectively, for the two periods displayed. The 2002 gain on sale of a portion of segment represents the sale of GATX Financial Corporation's (GFC or the Company) interest in a terminals facility located in Mexico and is net of taxes of $3.0 million. The 2001 gain on sale of portion of segment primarily reflects the sale of substantially all of the Company's interest in GATX Terminals Corporation and its subsidiary companies and is net of taxes of $199.8 million.

(4) GFC and its subsidiaries are engaged in various matters of litigation and have a number of unresolved claims pending, including proceedings under governmental laws and regulations related to environmental matters. While the amounts claimed are substantial and the ultimate liability with respect to such litigation and claims cannot be determined at this time, it is the opinion of management that amounts, if any, required to be paid by GFC and its subsidiaries in the discharge of such liabilities are not likely to be material to GFC's consolidated financial position or results of operations.

(5) Effective January 1, 2002, GFC adopted Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. Under these new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but rather are subject to an annual impairment test in accordance with the Statements. During 2002, GFC will perform the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. GFC has not yet determined the impact, if any, such review will have on GFC's consolidated financial position or results of operations.

       Changes in the carrying amount of goodwill by segment during the first quarter of 2002 are as follows (in millions):

                                                 GATX        GATX
                                                CAPITAL      RAIL      TOTAL
                                                ------      ------     ------
             BALANCE AT DECEMBER 31, 2001       $ 21.4      $ 41.9     $ 63.3
             Purchase accounting adjustments         -        10.5       10.5
                                                ------      ------     ------
             BALANCE AT MARCH 31, 2002          $ 21.4      $ 52.4     $ 73.8
                                                ======      ======     ======


       Application of the non-amortization provisions of the Statement resulted in an increase in net income from continuing operations of $1.4 million in the first quarter of 2002, compared to the prior year period, and is expected to result in an increase in net income from continuing operations of approximately $6.8 million for the full year 2002, compared to the full year 2001.

       As required by SFAS No. 142, the results of operations for periods prior to adoption have not been restated. Following is a reconciliation of net income, as reported, to net income, as adjusted, for the three month period ended March 31, 2001, computed as if SFAS No. 142 had been adopted effective January 1, 2001 (in millions):

                                                                 THREE MONTHS
                                                                    ENDED
                                                                 MARCH 31, 2001
                                                              ------------------
             NET INCOME, AS REPORTED                                 $     190.6
             Adjusted for:
                 Goodwill amortization, net of tax                            .6
                 Amortization of equity method goodwill,
                    net of tax                                                .8
                                                              ------------------
             NET INCOME, AS ADJUSTED                                 $     192.0
                                                              ==================

(6) In the fourth quarter of 2001, GFC recorded a pre-tax charge of $10.9 million related to a reduction in workforce. This action was part of the parent company's previously announced initiative to reduce selling, general and administrative costs in response to economic conditions and the divestiture of the terminals operations. The reduction in workforce charge included involuntary employee separation and benefit costs for 135 employees company wide, as well as legal fees, occupancy and other costs. The employee groups terminated included professional and administrative staff.

       As of March 31, 2002, all of the employee terminations were completed. The amount of termination benefits paid in the first quarter of 2002 totaled $3.1 million. Remaining cash payments of $5.7 million will be funded from ongoing operations and are not expected to have a material impact on GFC's liquidity.

(7) In April 2002, the Federal Railroad Administration (FRA) issued a Railworthiness Directive (Directive) relating to a certain class of tank cars that were built or modified with reinforcing bars by GATX Rail
       (Rail) prior to 1974. In its Directive, the FRA indicated that cars within this class must be inspected, and repaired if necessary, according to an FRA approved maintenance plan. Approximately 4,200 of Rail's owned railcars with a net book value of approximately $4.0 million, or 3% of Rail's North American fleet, are affected by this Directive. The impact of this Directive on Rail's operating results will likely include increased costs with respect to inspection, maintenance and storage, in addition to potential impaired asset charges. The Company is diligently working with the FRA and customers to efficiently address this issue. Upon inspection, a determination will be made as to the extent of mandatory repairs. If, based on the age of the cars and required repairs, it is not economical to continue the cars in service, the Company may substitute similar cars if feasible. However, suitable substitutes may not be available for all customers, resulting in possible reductions in revenue this year. In addition, this Directive applies to the affected cars manufactured by GATX Rail that are currently owned by third parties. GATX Rail is making efforts to contact current third-party car owners to inform them of this Directive. While the total amount cannot be quantified with certainty, the Company expects the impact not to exceed $10.0 million after-tax in 2002, and is not expected to have any material effect in years thereafter.

(8) In the first quarter of 2002, GFC entered into a railcar financing transaction with GATX Rail Holdings, I, Inc. a wholly-owned subsidiary of GATX Corporation, for a $93.6 million sale-leaseback of covered hopper cars and tank cars.

(9) Interest income on advances to GATX, which is included in gross income on the income statement, was $6.5 million compared to $7.2 million in the prior year period. These advances have no fixed maturity date. Interest income on advances to GATX was based on an interest rate that is adjusted annually in accordance with an estimate of short-term rates.

       In the first quarter of 2002, the parent company issued convertible debt securities for net proceeds of $169.5 million. The proceeds were subsequently provided to GFC, $124.5 million as a repayment of advances due from GATX and $45.0 million as an equity contribution.

(10) The financial data presented below conforms to SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and depicts the profitability, financial position and cash flow of each of GFC's continuing business segments. Segment profitability is presented to reflect operating results inclusive of allocated support expenses from the parent company, and interest costs based upon the debt levels shown below.

       GFC provides its services and products through two operating segments:
       GATX Capital and GATX Rail. Previously the GATX Capital segment included a rail business unit, which leased freight cars and locomotives under operating and finance leases. In 2001, GFC combined the rail business unit of GATX Capital with GATX Rail, a full service lessor of specialized railcars, primarily tank cars into one rail segment. The financial data for GATX Rail and GATX Capital has been restated for all periods presented to reflect the change in the composition of each operating segment.



                                                         GATX          GATX
        (IN MILLIONS)                                   CAPITAL        RAIL        OTHER        TOTAL
                                                        --------     --------     -------     --------
        THREE MONTHS ENDED MARCH 31, 2002
        PROFITABILITY
        Revenues                                        $  128.7     $  172.8     $    6.0    $  307.5
        Gain on extinguishment of debt                      13.9           --           --        13.9
        Share of affiliates' earnings                       14.3          3.7           --        18.0
                                                        --------     --------     --------    --------
           Total gross income                              156.9        176.5          6.0       339.4
        Depreciation                                        63.5         28.6           --        92.1
        Interest, net                                       35.1         16.5          1.2        52.8
        Operating lease expense                               .3         43.8           --        44.1
        Income from continuing operations
            before income taxes                             12.1         28.3          4.5        44.9
        Income from continuing operations                    7.4         17.9          2.9        28.2

        FINANCIAL POSITION
        Debt                                             2,831.6      1,086.6       (135.2)    3,783.0
        Equity                                             391.9        504.2        588.0     1,484.1
        Investments in affiliated companies                752.6        200.8           --       953.4
        Identifiable assets                              3,629.1      2,200.2        372.4     6,201.7

        ITEMS AFFECTING CASH FLOW
        Net cash provided by (used in) continuing
            operations                                      39.7         29.5        (11.5)       57.7
        Portfolio proceeds                                 240.3          5.5           --       245.8
                                                        --------     --------     --------    --------
        Total cash provided                                280.0         35.0        (11.5)      303.5
        Portfolio investments and capital additions        308.0         13.6           --       321.6
        ------------------------------------------------------------------------------------------------



                                                         GATX          GATX
        (IN MILLIONS)                                   CAPITAL        RAIL        OTHER        TOTAL
                                                        --------     --------     -------     --------
        THREE MONTHS ENDED MARCH 31, 2001
        PROFITABILITY
        Revenues                                        $  190.4     $  162.7      $    8.1    $  361.2
        Share of affiliates' earnings                       12.5          2.0            --        14.5
                                                        --------     --------      --------    --------
           Total gross income                              202.9        164.7           8.1       375.7
        Depreciation and amortization                       73.5         28.3            --       101.8
        Interest, net                                       49.9         18.0          (5.6)       62.3
        Operating lease expense                              8.0         39.2           (.1)       47.1
        Income (loss) from continuing operations
            before income taxes                             17.6         (3.7)         13.6        27.5
        Income (loss) from continuing operations            10.7         (3.3)          8.7        16.1

        FINANCIAL POSITION AT DECEMBER 31, 2001
        Debt                                             2,776.6      1,185.7          74.7     4,037.0
        Equity                                             377.2        504.2         534.1     1,415.5
        Investments in affiliated companies                752.4        200.6            --       953.0
        Identifiable assets                              3,565.7      2,280.9         541.4     6,388.0

        ITEMS AFFECTING CASH FLOW
        Net cash provided by continuing operations           1.8         27.7           7.6        37.1
        Portfolio proceeds                                 218.3         30.1            --       248.4
                                                        --------     --------      --------    --------
        Total cash provided                                220.1         57.8           7.6       285.5
        Portfolio investments and capital additions        486.5        152.8            --       639.3
        ------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    COMPARISON OF FIRST THREE MONTHS OF 2002
                          TO FIRST THREE MONTHS OF 2001

GATX Financial Corporation's (GFC or the Company) net income for the first three months of 2002 was $34.4 million, a $156.2 million decrease from the $190.6 million reported for the same period in 2001. Comparisons between periods are affected by various non-comparable items including gains on the sale of discontinued operations in both periods. Earnings for the 2002 first quarter included a $6.2 million after-tax gain related to the sale of a portion of a discontinued segment. Earnings for the 2001 first quarter included $20.2 million of after-tax expense for non-comparable items, primarily related to the closure of a GATX Rail service facility, and a $171.4 million after-tax gain related to the sale of substantially all the GATX Terminals segment.

RESULTS OF CONTINUING OPERATIONS
GFC's gross income from continuing operations of $339.4 million was $36.3 million lower than the prior year. Income from continuing operations for the first three months of 2002 was $28.2 million compared to $16.1 million in the prior year period, with the increase largely due to costs attributable to the closure of a GATX Rail service facility recorded in the 2001 period.

GATX CAPITAL
GATX Capital's gross income of $156.9 million included $13.9 million attributable to a gain on extinguishment of debt, as discussed below. Excluding this gain, gross income decreased $59.9 million from the prior year period principally due to decreases in lease and interest income, and lower gains with respect to asset remarketing and sales of securities. Lease income of $98.7 million declined $38.1 million from the prior year period due to lower average finance lease balances and operating lease assets combined with lower lease rates. Interest income of $15.4 million decreased $4.1 million from the prior year period due to lower average secured loan balances compared to the prior year period.

GATX Capital continues to be negatively impacted by the current economic environment and challenging market conditions. Air travel is steadily increasing as the industry recovers from the impact of September 11, 2001, however, competition in the aircraft leasing industry has negatively affected lease rates as most lessors have aggressively attempted to maintain high utilization. As a result, lease rates remain under pressure. Currently, there are leases in place or signed letters of intent with respect to 15 of the 16 new aircraft scheduled for delivery in 2002. The Company has signed letters of intent with respect to four of the seven existing aircraft scheduled for renewal in 2002.

Asset remarketing income includes gains from the sale of assets from GATX Capital's own portfolio as well as residual sharing fees from the sale of managed assets. Asset remarketing income of $7.6 million decreased $6.2 million from the prior year period primarily due to decreased residual sharing fees on air assets, partially offset by an increase in technology asset remarketing activity. The prior year period included remarketing gains on the sale of two aircraft and residual sharing fees on the sale of three managed aircraft. Gains on the sale of securities, which are derived from warrants received as part of financing and leasing transactions with non-public companies, were $0.5 million, down significantly from $15.3 million in the prior year. Decreases in gains from the sale of securities are indicative of limited initial public offering activity compared to 2001. Because the timing of such sales is dependent on changing market conditions, gains from the sale of securities and asset remarketing income do not occur evenly from period to period.

Share of affiliates' earnings was $14.3 million, an increase of $1.8 million over 2001. The increase is due primarily to higher income from certain specialty finance affiliates and the absence of losses from telecommunications (telecom) affiliates compared to the prior year period.

Ownership costs of $98.9 million decreased $32.5 million compared to the prior year. Depreciation expense of $63.5 million decreased $10.0 million from 2001, reflecting lower operating lease assets. Operating lease expense of $0.3 million decreased $7.7 million from the prior year period primarily due to the reversal of a previously recorded sublease liability. Interest expense of $35.1 million decreased $14.8 million from 2001 primarily due to lower borrowing rates. Selling, general and administrative (SG&A) expenses of $21.7 million decreased $10.6 million compared to the prior year due to lower human resource and administrative expenses as a result of the fourth quarter 2001 reduction in workforce and reduced legal expenses attributable to litigation in 2001.

The provision for possible losses is GATX Capital's estimate of future losses based on a review of credit, collateral and market risks. The provision for possible losses of $17.4 million decreased $3.8 million from the prior year quarter. The current quarter's loss provision included $10.0 million related to one technology leasing investment. Asset impairment charges also increased $2.6 million in the current quarter largely attributable to the same investment. Offsetting these charges was a gain of $13.9 million on the extinguishment of nonrecourse debt of which $13.1 million was associated with this technology investment. GATX Capital frequently utilizes nonrecourse debt to finance its technology portfolio.

The allowance for possible losses decreased $2.2 million from December 31, 2001 to $83.2 million and was approximately 6.4% of reservable assets, up from 6.1% at year end. Reservable assets are defined as rent receivables, direct financing leases, leveraged leases and secured loans. Net charge-offs of reservable assets totaled $19.6 million for the three-month period primarily related to venture and technology investments, including $12.0 million related to the technology investment discussed above.

GATX Capital has exited the business of financing telecom companies and its exposure in the telecom sector has been reduced to approximately $10.0 million, or approximately 0.3% of GATX Capital's total assets at March 31, 2002, a decrease of $10.3 million from December 31, 2001. The decrease from year end is due to collection of a note received in full.

Non-performing assets of $121.9 million increased $25.5 million from year end primarily due to the placement of two A310 aircraft on non-accrual, partially offset by charge-offs of technology and venture investments.

Net income of $7.4 million decreased $3.3 million from last year principally as a result of the decline in lease income from the 2001 period, partially offset by reduced ownership costs and SG&A expenses.

GATX RAIL (RAIL)
Rail's gross income of $176.5 million for the first three months of 2002 increased $11.8 million over the prior year period. Rental revenue of $156.9 million increased $4.9 million from the prior year period. In March 2001, Rail acquired Dyrekcja Eksploatacji Cystern (DEC), Poland's national tank car fleet. Excluding DEC, rental revenue of $149.1 million was down $2.9 million compared to last year due to a weaker rail market, as demand continues to be affected by the recession. A number of industries serviced by Rail, most notably the chemical industry, are experiencing consolidation and adverse market conditions. These factors, coupled with aggressive competition and railroad efficiency, have resulted in reduced railcar demand and pressure on lease rates. Asset remarketing income of $3.7 million increased $3.1 million from the prior year period due to the sale of a portfolio of residual sharing investments in the first quarter of 2002. Share of affiliates' earnings of $3.7 million increased $1.7 million primarily due to non-comparable accounting adjustments in the 2001 period.

Rail's North American fleet totaled 128,000 cars at the end of the first quarter compared to 132,000 at the end of the prior year period. Approximately 117,000 railcars were on lease throughout North America at the end of the first quarter, compared to 122,000 a year ago. Rail's North American utilization was 91% at of March 31, 2002. Railcar demand remains soft, negatively impacting utilization; this condition is expected to continue through the remainder of 2002. In response to current rail market conditions, Rail has retired excess cars and limited orders of new railcars to specific customer lease commitments.

Ownership costs of $88.9 million increased $3.4 million from last year reflecting the acquisition of DEC.

Operating costs were $40.8 million, including $5.5 million related to DEC. In the prior year period, Rail's operating costs included $24.5 million of non-comparable items. Of this amount, $19.7 million related to the closing of its East Chicago repair facility. The 2001 period also included higher maintenance costs due to increased use of third party contract repair shops as a result of a labor dispute at Rail's domestic service centers. The labor dispute was resolved in the first quarter of 2001. SG&A expenses decreased $2.8 million from the prior year period to $18.3 million. Excluding DEC, SG&A expenses decreased $4.7 million from the prior year period primarily due to the fourth quarter 2001 reduction in workforce.

Rail's net income of $17.9 million was $21.2 million higher than the prior year primarily due to the absence of 2001 closure costs related to its East Chicago repair facility and other non-comparable items. Excluding these non-comparable items, net income increased $5.0 million primarily due to higher asset remarketing income, increased share of affiliates' earnings and lower SG&A expenses.

In April 2002, the Federal Railroad Administration (FRA) issued a Railworthiness Directive (Directive) relating to a certain class of tank cars that were built or modified with reinforcing bars by GATX Rail (Rail) prior to 1974. In its Directive, the FRA indicated that cars within this class must be inspected, and repaired if necessary, according to an FRA approved maintenance plan. Approximately 4,200 of Rail's owned railcars with a net book value of approximately $4.0 million, or 3% of Rail's North American fleet, are affected by this Directive. The impact of this Directive on Rail's operating results will likely include increased costs with respect to inspection, maintenance and storage, in addition to potential impaired asset charges. The Company is diligently working with the FRA and customers to efficiently address this issue. Upon inspection, a determination will be made as to the extent of mandatory repairs. If, based on the age of the cars and required repairs, it is not economical to continue the cars in service, the Company may substitute if feasible. However, suitable substitutes may not be available for all customers, resulting in possible reductions in revenue this year. In addition, this Directive applies to the affected cars manufactured by GATX Rail that are currently owned by third parties. GATX Rail is making efforts to contact current third-party car owners to inform them of this Directive. While the total amount cannot be quantified with certainty, the Company expects the impact not to exceed $10.0 million after-tax in 2002, and is not expected to have any material effect in years thereafter.

OTHER
Other net income of $2.9 million was $5.8 million lower than 2001, primarily due to an increase in net interest expense. The 2001 period reflected the utilization of the proceeds from the sale of GATX Terminals.

RESULTS OF DISCONTINUED OPERATIONS
As of March 31, 2002, GFC completed the divestiture of GATX Terminals Corporation (Terminals). Financial data for GATX Terminals Corporation has been segregated as discontinued operations for all periods presented.

In the first quarter of 2002, GFC sold its interest in a terminals facility located in Mexico and recognized a $6.2 million after-tax gain. In the first quarter of 2001, GFC sold the majority of Terminals' domestic operations. In the first quarter of 2001, GFC also sold substantially all of Terminals' European operations and exited various smaller supply chain businesses. A net after-tax gain of $171.4 million was recognized on the sales of GATX Terminals assets in the first three months of 2001.

Operating results for the first three months of 2002 were zero, down $3.1 million from the prior year period. Comparisons between periods were affected by the timing of the sale of GATX Terminals assets.

CASH FLOW AND LIQUIDITY
Net cash provided by operating activities of continuing operations for the first three months of 2002 was $57.7 million, an increase of $20.6 million from the prior year period, which included payments in the amount of $94.0 million related to a litigation settlement.

Portfolio proceeds of $245.8 million were comparable to the 2001 period and include an increase in loan principle payments received, offset by lower proceeds from stock sales and lower cash distributions received from joint venture investments. Proceeds from other asset sales in 2002 of $96.3 million, included $93.6 million from the sale-leaseback of railcars at Rail.

Portfolio investments and capital additions for the first three months of 2002 totaled $321.6 million, a decrease of $317.7 million from the first three months of 2001. Portfolio investments and capital additions at GATX Capital of $308.0 million were $178.5 million lower than the prior year period, primarily due to a decrease in technology investments. In the first quarter of 2001, GATX Capital acquired a portfolio of technology leases from El Camino Resources for $116.5 million (net of the assumption of $243.0 million of nonrecourse debt). Rail invested $13.6 million in the first three months of 2002, a decrease of $139.2 million from the prior year which included approximately $90.0 million for the acquisition of DEC. Indicative of current market conditions, Rail's capital spending for its railcar fleet was $49.2 million lower than the prior year period. Railcar additions are not anticipated to exceed prior year activity. Future portfolio investments and capital additions (excluding contractual commitments) will depend on market conditions and opportunities to acquire desirable assets.

In the current three-month period GFC issued $327.0 million and repaid $318.2 million of long-term debt. Significant financings in the 2002 first quarter included a $142.2 million aircraft warehouse facility, a $75.0 million aircraft bridge loan and $35.1 million from the European Credit Agency financing program. Subsequent to March 31, 2002, GFC completed a financing facility with the Export-Import Bank of the United States that provided $139.5 million in aircraft financing.

GFC funds asset growth and meets debt and lease obligations through cash flow from operations, portfolio proceeds (including proceeds from asset sales), uncommitted money market lines, committed revolving credit facilities, the issuance of unsecured debt, and a variety of secured borrowings. GFC utilizes both the domestic and international bank and capital markets. The availability of these funding options may be adversely impacted by certain factors. Access to capital markets at competitive rates is dependent on GFC's credit rating as determined by rating agencies such as Standard & Poor's (S&P) and Moody's Investors Service (Moody's).

On March 13, 2002, Moody's downgraded GFC's long-term unsecured debt to Baa3 from Baa2 and GFC's commercial paper to Prime-3 from Prime-2. Moody's now maintains a stable outlook on GFC's ratings. On March 14, 2002, S&P downgraded GFC's long-term unsecured debt from BBB+ to BBB and GFC's commercial paper from A-2 to A-3. S&P also placed GFC's long-term unsecured debt on credit watch with negative implications. Due to these rating agency actions, GFC's access to the commercial paper market has been seriously constrained and GFC may have more difficulty accessing the long-term capital market on a cost efficient basis. A continued weak economic environment could decrease demand for GFC's services, which could impact the Company's ability to generate cash flow from operations and portfolio proceeds.

GFC has revolving credit facilities totaling $775.0 million, consisting of a 364-day agreement for $141.7 million expiring in June, which GFC intends to replace, and two other agreements for $350.0 million and $283.3 million expiring in 2003 and 2004, respectively. At March 31, 2002, availability under the credit lines was reduced by $10.0 million of commercial paper outstanding. The revolving credit facilities contain various restrictive covenants, including dividend restrictions and requirements to maintain a defined minimum net worth and certain financial ratios. At March 31, 2002, GFC was in compliance with all of the covenants and conditions of the credit agreements. GFC has a shelf registration for $1.0 billion of debt securities of which $600.0 million had been issued through March 31, 2002.

The unconditional purchase obligations of GFC's subsidiaries consist primarily of scheduled aircraft acquisitions.

Unconditional purchase obligations at March 31, 2002 were $915.3 million, comprised as follows: $460.4 million in the remainder of 2002, $266.0 million in 2003 and $188.9 million in 2004.

NEW ACCOUNTING PRONOUNCEMENTS
Effective January 1, 2002, GFC adopted Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. Under these new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but rather are subject to an annual impairment test in accordance with the Statements. During 2002, GFC will perform the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. GFC has not yet determined the impact, if any, such review will have on GFC's consolidated financial position or results of operations.

Application of the non-amortization provisions of the Statement resulted in an increase in net income from continuing operations of $1.4 million in the first quarter of 2002, compared to the prior year period, and is expected to result in an increase in net income from continuing operations of approximately $6.8 million for the full year 2002, compared to the full year 2001.

Also effective January 1, 2002, GFC adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Although the new rules retain many of the fundamental recognition and measurement provisions of SFAS No. 121, they modify the criteria required to classify an asset as held-for-sale. SFAS No. 144 also supersedes certain provisions of APB Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be separately reported in discontinued operations during the period in which the losses are incurred (rather than as of the measurement date as presently required by APB 30). GFC does not expect this Statement to have a material impact on GFC's consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, effective for fiscal years beginning after May 15, 2002, with early application encouraged. The provisions of this Statement update, clarify and simplify certain existing accounting pronouncements. For the period ended March 31, 2002, GFC applied the provisions of SFAS No. 145. SFAS No. 145 rescinds SFAS No. 4, which previously required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effects. In accordance with the Statement, GFC's gain on extinguishment of nonrecourse debt of $13.9 million recognized in the first quarter 2002 is not considered an extraordinary item, and was therefore included in results of operations.

FORWARD LOOKING STATEMENTS
Certain statements in Management's Discussion and Analysis may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict," or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although the company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Risks and uncertainties include, but are not limited to, general economic conditions; aircraft and railcar lease rate and utilization levels; conditions in the capital markets and the potential for a downgrade in our credit rating, either of which could have an effect on our borrowing costs or our ability to access the markets for commercial paper or secured and unsecured debt; dynamics affecting customers within the chemical, petroleum and food industries; unanticipated costs or issues arising from the Federal Railroad Administration's Railworthiness Directive HM-04; competitors in the rail and air markets who may have access to capital at lower costs than GFC; additional potential write-downs and/or provisions within GFC's portfolio; and general market conditions in the rail, air, technology, venture, and other large-ticket industries.

PART II - OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS

GFC and its subsidiaries are engaged in various matters of litigation and have a number of unresolved claims pending, including proceedings under governmental laws and regulations related to environmental matters. While the amounts claimed are substantial and the ultimate liability with respect to such litigation and claims cannot be determined at this time, it is the opinion of management that amounts, if any, required to be paid by GFC and its subsidiaries in the discharge of such liabilities are not likely to be material to GFC's consolidated financial position or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



(a)                   Exhibits:

                      Reference is made to the exhibit index which is included herewith and is incorporated by reference hereto.

(b)                   Reports on Form 8-K:

                      None.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 GATX FINANCIAL CORPORATION
                                                         (Registrant)
                                                 ---------------------------


                                                     /s/ Brian A. Kenney
                                                 ---------------------------
                                                        Brian A. Kenney
                                                  Senior Vice President and
                                                   Chief Financial Officer
                                                  (Duly Authorized Officer)






Date:  May 15, 2002

                                  EXHIBIT INDEX

The following exhibit is filed as part of this quarterly report:

Exhibit
-------
12.      Statement regarding computation of earnings to fixed charges.