Form 10-Q
period 2002-06-30
GATX FINANCIAL CORP
filed 2002-08-14
CIK 357019

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    Form 10-Q


           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

           |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended                            Commission File Number
         June 30, 2002                                           1-8319

                              --------------------

                           GATX Financial Corporation


         Incorporated in the             IRS Employer Identification No.
          State of Delaware                         94-1661392

                             500 West Monroe Street
                             Chicago, IL 60661-3676
                                 (312) 621-6200


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ____

         Registrant had 1,041,250 shares of $1 par value common stock outstanding (all owned by GATX Corporation) as of July 31, 2002.

================================================================================

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                   GATX FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                 (IN MILLIONS)

                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                               JUNE 30                       JUNE 30
                                                      --------------------------    --------------------------
                                                         2002              2001        2002             2001
                                                      ---------        ---------    ---------        ---------
GROSS INCOME
    Revenues                                          $   337.8        $   430.6    $   647.2        $   794.7
    Gain on extinguishment of debt                           .6                -         14.5                -
    Share of affiliates' earnings                          21.8             14.6         39.8             29.1
                                                      ---------        ---------    ---------        ---------
TOTAL GROSS INCOME                                        360.2            445.2        701.5            823.8

OWNERSHIP COSTS
    Depreciation and amortization                          91.0            108.7        183.3            210.8
    Interest, net                                          53.6             67.7        106.4            130.1
    Operating lease expense                                50.4             47.6         94.8             95.1
                                                      ---------        ---------    ---------        ---------
TOTAL OWNERSHIP COSTS                                     195.0            224.0        384.5            436.0

OTHER COSTS AND EXPENSES
    Operating expenses                                     59.1             61.0        104.7            124.1
    Selling, general and administrative                    43.9             62.7         84.3            116.1
    Provision for possible losses                           9.2             16.2         26.9             37.5
    Asset impairment charges                                3.8             30.6          6.4             30.6
    Fair value adjustments for derivatives                  2.4              (.7)         3.7               .4
                                                      ---------        ---------    ---------        ---------
TOTAL OTHER COSTS AND EXPENSES                            118.4            169.8        226.0            308.7
                                                      ---------        ---------    ---------        ---------
INCOME FROM CONTINUING OPERATIONS                          46.8             51.4         91.0             79.1
      BEFORE INCOME TAXES

INCOME TAXES                                               16.6             19.9         33.0             31.4
                                                      ---------        ---------    ---------        ---------

INCOME FROM CONTINUING OPERATIONS                          30.2             31.5         58.0             47.7

DISCONTINUED OPERATIONS
   Operating results, net of taxes                            -              (.4)           -              2.7
   Gain on sale of portion of segment, net of taxes           -                -          6.2            171.4
                                                      ---------        ---------    ---------        ---------
TOTAL DISCONTINUED OPERATIONS                                 -              (.4)         6.2            174.1
                                                      ---------        ---------    ---------        ---------
NET INCOME                                            $    30.2        $    31.1    $    64.2        $   221.8
                                                      =========        =========    =========        =========



The accompanying notes are an integral part of these consolidated financial statements.

                   GATX FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                                JUNE 30          DECEMBER 31
                                                  2002              2001
                                              -----------        -----------
                                              (Unaudited)

ASSETS

CASH AND CASH EQUIVALENTS                     $     348.3        $     222.9
RESTRICTED CASH                                     132.5              124.4

RECEIVABLES
    Rent and other receivables                      196.1              139.1
    Finance leases                                  767.5              869.7
    Secured loans                                   498.5              557.4
    Less - allowance for possible losses            (86.1)             (89.2)
                                              -----------        -----------
                                                  1,376.0            1,477.0

OPERATING LEASE ASSETS, FACILITIES AND OTHER
     Railcars and service facilities              2,863.7            2,958.2
     Operating lease investments and other        2,097.6            1,776.3
     Less - allowance for depreciation           (2,042.6)          (2,014.9)
                                              -----------        -----------
                                                  2,918.7            2,719.6
Progress payments for aircraft and
  other equipment                                   157.4              260.0
                                              -----------        -----------
                                                  3,076.1            2,979.6

DUE FROM GATX CORPORATION                           318.8              440.4
INVESTMENT IN AFFILIATED COMPANIES                  948.4              953.0
GOODWILL, NET OF ACCUMULATED AMORTIZATION            74.0               63.3
OTHER ASSETS                                        354.4              263.3
                                              -----------        -----------
                                              $   6,628.5        $   6,523.9
                                              ===========        ===========

                                                JUNE 30          DECEMBER 31
                                                  2002               2001
                                              -----------        -----------
                                              (Unaudited)

LIABILITIES, DEFERRED ITEMS AND SHAREHOLDER'S
   EQUITY

ACCOUNTS PAYABLE                              $     311.4        $     271.9
ACCRUED EXPENSES                                      9.1               56.2

DEBT
   Short-term                                        41.8              328.5
   Long-term:
      Recourse                                    3,218.2            2,897.4
      Nonrecourse                                   667.8              728.2
   Capital lease obligations                        148.1              163.0
                                              -----------        -----------
                                                  4,075.9            4,117.1

DEFERRED INCOME TAXES                               443.4              389.5
OTHER DEFERRED ITEMS                                255.0              241.1
                                              -----------        -----------

   TOTAL LIABILITIES AND DEFERRED ITEMS           5,094.8            5,075.8

SHAREHOLDER'S EQUITY
   Preferred stock                                  125.0              125.0
   Common stock                                       1.1                1.1
   Additional capital                               521.5              476.4
   Reinvested earnings                              960.9              914.6
   Accumulated other comprehensive loss             (74.8)             (69.0)
                                              -----------        -----------
   TOTAL SHAREHOLDER'S EQUITY                     1,533.7            1,448.1
                                              -----------        -----------

                                              $   6,628.5        $   6,523.9
                                              ===========        ===========


The accompanying notes are an integral part of these consolidated financial statements.

                   GATX FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (IN MILLIONS)

                                                                 THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                        JUNE 30              JUNE 30
                                                                 -------------------   ---------------------
                                                                  2002         2001     2002          2001
                                                                 -------     -------   -------     ---------
OPERATING ACTIVITIES
Income from continuing operations                                $  30.2     $  31.5   $  58.0     $    47.7
Adjustments to reconcile income from continuing operations
  to net cash provided by continuing operations:
      Realized gains on remarketing of leased equipment            (17.6)      (41.0)    (27.4)        (49.5)
      Gains on sales of securities                                   (.6)      (12.3)     (1.1)        (27.6)
      Depreciation and amortization                                 91.0       108.7     183.3         210.8
      Provision for possible losses                                  9.2        16.2      26.9          37.5
      Asset impairment charges                                       3.8        30.6       6.4          30.6
      Deferred income taxes                                         11.4         3.5      37.4         (32.7)
      Gain on extinguishment of debt                                 (.6)          -     (14.5)            -
      Payments related to litigation settlement                        -        (2.4)        -         (96.4)
Other, including working capital                                    (5.9)       13.5    (116.5)         62.5
                                                                 -------     -------   -------     ---------
    Net cash provided by continuing operations                     120.9       148.3     152.5         182.9
INVESTING ACTIVITIES
Additions to equipment on lease, net of nonrecourse financing
  for leveraged leases, operating lease assets and facilities     (250.0)     (198.4)   (513.6)       (503.4)
Secured loans extended                                             (43.5)     (122.9)    (55.3)       (203.4)
Investments in affiliated companies                                (12.3)      (38.7)    (26.6)       (155.2)
Progress payments                                                  (28.4)      (48.4)    (58.9)        (82.5)
Other investments                                                  (15.2)       (8.2)    (16.6)       (112.3)
                                                                 -------     -------   -------   ------------
Portfolio investments and capital additions                       (349.4)     (416.6)   (671.0)     (1,056.8)
Portfolio proceeds                                                 209.8       277.4     480.6         525.8
Proceeds from other asset sales                                      2.2       191.4      98.5         196.4
                                                                 ----------  -------   -------     ---------
    Net cash (used in) provided by investing activities of        (137.4)       52.2     (91.9)       (334.6)
continuing
        operations
FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt                       578.0       329.1     905.0         391.1
Repayment of long-term debt                                       (351.9)     (347.9)   (670.3)       (652.0)
Net decrease in short-term debt                                    (43.7)     (417.2)   (286.7)       (372.6)
Net decrease in capital lease obligations                           (2.9)       (3.1)    (14.9)        (11.3)
Equity contribution from GATX Corporation                            -             -      45.0          50.0
Issuance of common stock and other                                  17.4        23.2     121.6          28.2
Cash dividends                                                     (10.0)      (17.3)    (17.9)        (75.3)
                                                                 -------     -------   -------     ---------
    Net cash provided by (used in) financing activities of         186.9      (433.2)     81.8        (641.9)
          continuing operations
NET TRANSFERS FROM (TO) DISCONTINUED OPERATIONS                      1.5           -     (12.1)         (6.1)
                                                                 -------     -------   -------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM          171.9      (232.7)    130.3        (799.7)
      CONTINUING OPERATIONS
PROCEEDS FROM SALE OF PORTION OF SEGMENT                             -         115.7       3.2       1,137.0
TAXES PAID ON GAIN FROM SALE OF SEGMENT                              -        (148.2)        -        (148.2)
NET DECREASE IN CASH AND CASH EQUIVALENTS FROM
      DISCONTINUED OPERATIONS                                        -             -         -         (13.2)
                                                                 -------     --------  -------     ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             $ 171.9     $(265.2)  $ 133.5     $   175.9
                                                                 =======     =======   =======     =========

The accompanying notes are an integral part of these consolidated financial statements.

                   GATX FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                  (IN MILLIONS)


                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                         JUNE 30                       JUNE 30
                                              --------------------------     --------------------------
                                                  2002           2001            2002            2001
                                              -----------    -----------     -----------    -----------
NET INCOME                                    $      30.2    $      31.1     $      64.2    $     221.8

OTHER COMPREHENSIVE INCOME, NET OF TAX:

     Foreign currency translation adjustment          7.0           20.8            (2.4)          10.2

     Unrealized loss on securities, net of
         reclassification adjustments (a)             (.8)          (6.7)           (2.1)         (20.4)

     Unrealized (loss) gain on derivatives           (9.1)          (4.6)           (1.3)            .1

                                              -----------    -----------     -----------    -----------
OTHER COMPREHENSIVE (LOSS) INCOME                    (2.9)           9.5            (5.8)         (10.1)
                                              -----------    -----------     -----------    -----------
COMPREHENSIVE INCOME                          $      27.3    $      40.6     $      58.4    $     211.7
                                              ===========    ===========     ===========    ===========

(a) Reclassification adjustments:
       Unrealized (loss) gain on securities   $       (.5)   $        .8     $      (1.5)          (3.6)
       Less - reclassification adjustment
         for gains realized included in
         net income                                   (.3)          (7.5)            (.6)         (16.8)
                                              -----------    -----------     -----------    -----------
       Unrealized loss on securities, net of
         reclassification adjustments         $       (.8)   $      (6.7)    $      (2.1)   $     (20.4)
                                              ===========    ===========     ===========    ===========



The accompanying notes are an integral part of these consolidated financial statements.

                   GATX FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) The consolidated balance sheet at December 31, 2001 has been derived from the audited financial statements at that date. All other consolidated financial statements are unaudited but include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated statements of income, balance sheets and cash flows for the respective periods. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2002. For further information, refer to GATX Financial Corporation's (GFC or the Company) annual report on Form 10-K for the year ended December 31, 2001.

(2) On June 21, 2002, GATX Corporation (GATX or Parent Company) transferred 100% of the stock of American Steamship Company (ASC) to GFC. The financial data of GFC has been restated for all periods presented to reflect the inclusion of ASC's operations.

(3) Certain amounts in the 2001 financial statements have been reclassified to conform to the current presentation.

(4) Discontinued operations - Operating results for GATX Terminals Corporation are shown net of taxes of $0.9 million and $2.7 million, respectively, for the three and six month periods ended June 30, 2001. The 2002 gain on sale of a portion of segment represents the sale of GFC's interest in a bulk-liquid storage facility located in Mexico and is net of taxes of $3.0 million. The 2001 gain on sale of portion of segment primarily reflects the sale of substantially all of the Company's interest in GATX Terminals Corporation and its subsidiary companies and is net of taxes of $199.8 million.

(5) GFC and its subsidiaries are engaged in various matters of litigation and have a number of unresolved claims pending, including proceedings under governmental laws and regulations related to environmental matters. While the amounts claimed are substantial and the ultimate liability with respect to such litigation and claims cannot be determined at this time, it is the opinion of management that amounts, if any, required to be paid by GFC and its subsidiaries in the discharge of such liabilities, are not likely to be material to GFC's consolidated financial position or results of operations.

(6) Effective January 1, 2002, GFC adopted Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. Under these new rules, goodwill is no longer amortized, but rather subject to an annual impairment test in accordance with the Statements. During the second quarter of 2002, the Company completed the first step of the goodwill impairment test related to $74.0 million of recorded goodwill. Based on this review, the Company has determined that the carrying value of its Polish railcar reporting unit, Dyrekcja Eksploatacji Cystern (DEC) is in excess of its fair market value at January 1, 2002. The Company is in the process of completing the second step of the goodwill impairment test, used to measure the amount of impairment loss, which it expects to complete in the third or fourth quarter of 2002. As a result, the Company anticipates recording a one-time, non-cash impairment charge for some portion of the $35.2 million of goodwill related to DEC in 2002. Such charge would be non-operational in nature and would be reflected as a cumulative effect of an accounting change in the consolidated statements of income.

       Changes in the carrying amount of goodwill by segment during the first six months of 2002 are as follows (in millions):

                                              FINANCIAL     GATX
                                              SERVICES      RAIL       TOTAL
                                             ---------   ---------   ---------
           BALANCE AT DECEMBER 31, 2001      $    21.4   $    41.9   $    63.3
           Purchase accounting adjustments           -        10.7        10.7
                                             ---------   ---------   ---------
           BALANCE AT JUNE 30, 2002          $    21.4   $    52.6   $    74.0
                                             =========   =========   =========

       Application of the non-amortization of goodwill provisions of the Statement, including equity method goodwill, is expected to result in an increase in net income from continuing operations of approximately $6.8 million for the full year 2002, compared to the full year 2001.

       As required by SFAS No. 142, the results of operations for periods prior to adoption have not been restated. Following is a reconciliation of net income, as reported, to net income, as adjusted, for the three and six month periods ended June 30, 2001, computed as if SFAS No. 142 had been adopted effective January 1, 2001 (in millions):

                                         THREE MONTHS ENDED   SIX MONTHS ENDED
                                          JUNE 30, 2001        JUNE 30, 2001
                                          -----------------   ----------------
       NET INCOME, AS REPORTED               $    31.1          $     221.8
        Adjusted for:
          Goodwill amortization, net of tax        1.3                  2.1
          Amortization of equity method
          goodwill, net of tax                     1.0                  1.6
                                             ---------          -----------
       NET INCOME, AS ADJUSTED               $    33.4          $     225.5
                                             =========          ===========


(7) In the fourth quarter of 2001, GFC recorded a pre-tax charge of $10.9 million related to a reduction in workforce. This action was part of GFC's initiative to reduce selling, general and administrative costs in response to economic conditions and the divestiture of the ISG operations. The reduction in workforce charge included involuntary employee separation and benefit costs for 135 employees company wide, as well as legal fees, occupancy and other costs. The employee groups terminated included professional and administrative staff. At the end of 2001, the remaining accrual was $8.7 million.

       As of June 30, 2002, all of the employee terminations were completed. The amount of termination benefits paid in the first six months of 2002 totaled $3.4 million. Occupancy and other costs of $0.9 million were also paid in the first half of 2002. Remaining cash payments of $4.4 million will be funded from ongoing operations and are not expected to have a material impact on GFC's liquidity position.

(8) Restricted cash of $132.5 million at June 30, 2002 is comprised of cash and cash equivalents which are restricted as to withdrawal or usage. GFC's restricted cash primarily includes an amount designated to fund the construction of railcars for a customer, which was financed through issuance of nonrecourse debt, and additional amounts maintained as required by contract for three bankruptcy remote, special-purpose corporations that are wholly owned by GFC.

(9) In the first quarter 2002, GFC entered into a railcar financing transaction with GATX Rail Holdings I, Inc. a wholly-owned subsidiary of GATX Corporation, for a $93.6 million sale-leaseback of covered hopper cars and tank cars.

(10) Interest income on advances to GATX, which is included in gross income on the income statement, was $13.0 million for the first six months of 2002, compared to $15.5 million in the prior year period. These advances have no fixed maturity date. Interest income on advances to GATX was based on an interest rate that is adjusted annually and is reflective of current market rates.

       In the first quarter of 2002, the Parent Company issued convertible debt securities for net proceeds of $169.5 million. The proceeds were subsequently provided to GFC, $124.5 million as repayment of advances due from GATX and $45.0 million as an equity contribution. GFC also provides a guarantee on this $175.0 million of convertible debt issued by the Parent Company.

(11) The financial data presented below conforms to SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and depicts the profitability, identifiable assets and cash flow of each of GFC's continuing business segments. Segment profitability is presented to reflect operating results inclusive of allocated support expenses from the Parent Company and applicable interest costs.

       Previously, GFC provided its services and products through two operating segments: GATX Capital and GATX Rail. In June 2002, the Parent Company transferred to GFC, ownership in ASC, an operator of a fleet of self-unloading vessels on the Great Lakes. The ASC operations were combined with the former GATX Capital segment to comprise the Financial Services segment. As a result, GFC now operates through the Financial Services and GATX Rail segments.

       In prior years, the former GATX Capital segment included a rail business unit that leased freight cars and locomotives under operating and finance leases. In 2001, GFC combined the rail business unit of GATX Capital with GATX Rail, a full service lessor of railcars, primarily tank cars into one rail segment. Financial data for Financial Services and GATX Rail has been restated for all periods presented to reflect these changes in the composition of each operating segment.


                                             FINANCIAL     GATX
(IN MILLIONS)                                 SERVICES     RAIL        OTHER        TOTAL
                                             ---------   ---------   ---------    ---------
THREE MONTHS ENDED JUNE 30, 2002
--------------------------------
PROFITABILITY
Revenues                                     $   168.1   $   163.5   $     6.2    $   337.8
Gain on extinguishment of debt                      .6           -           -           .6
Share of affiliates' earnings                     19.5         2.3           -         21.8
                                             ---------   ---------   ---------    ---------
   Total gross income                            188.2       165.8         6.2        360.2
Depreciation                                      62.8        28.2           -         91.0
Interest, net                                     37.1        15.5         1.0         53.6
Operating lease expense                            5.0        45.4           -         50.4
Income from continuing operations
     before income taxes                          24.3        17.6         4.9         46.8
Income from continuing operations                 15.1        11.9         3.2         30.2

SELECTED BALANCE SHEET DATA AT JUNE 30, 2002
Investments in affiliated companies              746.3       202.1           -        948.4
Identifiable assets                            3,814.0     2,197.5       617.0      6,628.5

ITEMS AFFECTING CASH FLOW
Net cash provided by continuing operations        29.7        90.7         0.5        120.9
Portfolio proceeds                               209.8           -           -        209.8
                                             ---------   ---------   ---------    ---------
Total cash provided                              239.5        90.7         0.5        330.7
Portfolio investments and capital additions      323.6        25.8           -        349.4
-------------------------------------------------------------------------------------------


                                             FINANCIAL     GATX
(IN MILLIONS)                                 SERVICES     RAIL        OTHER        TOTAL
                                             ---------   ---------   ---------    ---------
THREE MONTHS ENDED JUNE 30, 2001
--------------------------------
PROFITABILITY
Revenues                                     $   250.8   $   171.1   $     8.7    $   430.6
Share of affiliates' earnings                     12.1         2.5           -         14.6
                                             ---------   ---------   ---------    ---------
   Total gross income                            262.9       173.6         8.7        445.2
Depreciation and amortization                     79.5        29.2           -        108.7
Interest, net                                     49.9        18.3         (.5)        67.7
Operating lease expense                            7.4        40.2           -         47.6
Income from continuing operations
    before income taxes                           22.3        20.3         8.8         51.4
Income from continuing operations                 13.5        12.2         5.8         31.5

SELECTED BALANCE SHEET DATA DECEMBER 31, 2001
Investments in affiliated companies              752.4       200.6           -        953.0
Identifiable assets                            3,701.6     2,280.9       541.4      6,523.9

ITEMS AFFECTING CASH FLOW
Net cash provided by continuing operations        73.1        73.2         2.0        148.3
Portfolio proceeds                               281.8        (4.4)          -        277.4
                                             ---------   ---------   ---------    ---------
Total cash provided                              354.9        68.8         2.0        425.7
Portfolio investments and capital additions      336.4        80.2           -        416.6
-------------------------------------------------------------------------------------------


                                             FINANCIAL     GATX
(IN MILLIONS)                                 SERVICES     RAIL        OTHER        TOTAL
                                             ---------   ---------   ---------    ---------
SIX MONTHS ENDED JUNE 30, 2002
PROFITABILITY
Revenues                                     $   298.7   $   336.3   $    12.2    $   647.2
Gain on extinguishment of debt                    14.5         -             -         14.5
Share of affiliates' earnings                     33.8         6.0           -         39.8
                                             ---------   ---------   -----------  ---------
   Total gross income                            347.0       342.3        12.2        701.5
Depreciation                                     126.5        56.8           -        183.3
Interest, net                                     72.2        32.0         2.2        106.4
Operating lease expense                            5.7        89.1           -         94.8
Income from continuing operations
    before income taxes                           35.7        45.9         9.4         91.0
Income from continuing operations                 22.1        29.8         6.1         58.0

SELECTED BALANCE SHEET DATA AT JUNE 30, 2002
Investments in affiliated companies              746.3       202.1           -        948.4
Identifiable assets                            3,814.0     2,197.5       617.0      6,628.5

ITEMS AFFECTING CASH FLOW
Net cash provided by (used in) continuing
    operations                                    42.7       120.2       (10.4)       152.5
Portfolio proceeds                               475.1         5.5           -        480.6
                                             ---------   ---------   ---------    ---------
Total cash provided                              517.8       125.7       (10.4)       633.1
Portfolio investments and capital additions      631.6        39.4           -        671.0
-------------------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30, 2001
------------------------------
PROFITABILITY
Revenues                                     $   444.2   $   333.8   $    16.7    $   794.7
Share of affiliates' earnings                     24.6         4.5           -         29.1
                                             ---------   ---------   ---------    ---------
   Total gross income                            468.8       338.3        16.7        823.8
Depreciation and amortization                    153.3        57.5           -        210.8
Interest, net                                     99.9        36.3        (6.1)       130.1
Operating lease expense                           15.7        79.4           -         95.1
Income from continuing operations
    before income taxes                           40.1        16.6        22.4         79.1
Income from continuing operations                 24.2         8.9        14.6         47.7

SELECTED BALANCE SHEET DATA AT
DECEMBER 31, 2001
Investments in affiliated companies              752.4       200.6           -        953.0
Identifiable assets                            3,701.6     2,280.9       541.4      6,523.9

ITEMS AFFECTING CASH FLOW
Net cash provided by continuing operations        74.9       100.9         7.1        182.9
Portfolio proceeds                               500.1        25.7           -        525.8
                                             ---------   ---------   ---------    ---------
Total cash provided                              575.0       126.6         7.1        708.7
Portfolio investments and capital additions      823.8       233.0           -      1,056.8
-------------------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     COMPARISON OF FIRST SIX MONTHS OF 2002
                           TO FIRST SIX MONTHS OF 2001

GATX Financial Corporation's (GFC or the Company) net income for the first six months of 2002 was $64.2 million, a $157.6 million decrease from the $221.8 million reported for the same period in 2001. Comparisons between periods are affected by gains on the sale of discontinued operations in both periods, and various non-comparable items in 2001, primarily telecommunications (telecom) related charges and costs associated with the closing of a railcar repair facility in the first half of 2001. Excluding these non-comparable items, income for the six-month period ended June 30, 2002 was $58.0 million compared to $92.2 million for the same period in 2001.

RESULTS OF CONTINUING OPERATIONS
GFC's gross income from continuing operations for the first six months of 2002 of $701.5 million was $122.3 million lower than the prior year primarily as a result of a decrease in lease income and lower gains with respect to asset remarketing and sales of securities. Income from continuing operations for the first six months of 2002 was $58.0 million compared to $47.7 million in the prior year period. The 2002 period was favorably impacted by reduced selling, general and administrative (SG&A) as a result of a reduction in workforce implemented last year, and lower operating costs, largely due to the costs associated with the closure of a GATX Rail service facility recorded in the 2001 period. Also contributing to the increase in income from continuing operations was a decrease in pre-tax asset impairment charges of $24.2 million compared to the prior year period.

FINANCIAL SERVICES
Financial Services' gross income of $347.0 million included $14.5 million attributable to a gain on extinguishment of debt, as discussed below. Excluding this gain, gross income decreased $136.3 million from the prior year period principally due to decreases in lease and interest income and lower gains with respect to asset remarketing and sales of securities. Lease income of $204.6 million declined $72.6 million from the prior year period due to lower average finance lease balances and lower technology operating lease assets combined with lower lease rates. Interest income of $28.6 million decreased $8.8 million due to lower average secured loan balances compared to the prior year period.

Financial Services continues to be negatively impacted by the current economic environment and challenging market conditions. Air traffic has increased as the industry recovers from the impact of September 11, 2001, however, competition in the aircraft leasing industry has negatively affected lease rates as most lessors have aggressively attempted to maintain high utilization. As a result, lease rates remain under pressure. Currently, there are leases in place or signed letters of intent with respect to all of the 16 new aircraft scheduled for delivery in 2002. In addition, the Company has either signed leases or signed letters of intent for all 2002 scheduled renewals for which the Company has direct remarketing responsibility. Although air traffic has shown signs of improvement since the end of 2001, the industry remains in a weakened condition. GFC continues to closely monitor its air portfolio due to the greater potential for credit losses and asset impairment in this environment.

Asset remarketing income includes gains from the sale of assets from Financial Services' own portfolio as well as residual sharing fees from the sale of managed assets. Asset remarketing income of $25.9 million decreased $37.1 million from the prior year period primarily due to decreased residual sharing fees from managed portfolios, partially offset by an increase in technology asset remarketing activity. The prior year period also included a gain of $25.4 million on the sale of manufacturing related equipment. Gains on the sale of securities, which are derived from warrants received as part of financing transactions with non-public companies, were $1.1 million, down significantly from the $27.6 million recorded in the prior year. Decreases in gains from the sale of securities are indicative of limited initial public offering activity compared to 2001. Because the timing of such sales is dependent on changing market conditions, gains from the sale of securities and asset remarketing income do not occur evenly from period to period. In addition, based on current valuations on early stage companies, it is unlikely that gains from the sales of securities will approach 2001 levels in the near future.

Share of affiliates' earnings of $33.8 million was $9.2 million higher than 2001. The increase is due primarily to higher income from certain specialty finance affiliates and the absence of losses from telecom affiliates compared to the prior year period.

Ownership costs of $204.4 million decreased $64.5 million compared to the prior year. Depreciation expense of $126.5 million decreased $26.8 million from 2001, reflecting lower average operating lease balances. Operating lease expense of $5.7 million decreased $10.0 million from the prior year period due to the reversal of a previously recorded sublease liability and the completion of leases in 2001. Interest expense of $72.2 million decreased $27.7 million from 2001 due to lower borrowing rates and average debt balances. SG&A expenses of $46.8 million decreased $24.3 million compared to the prior year due to lower human resource and administrative expenses as a result of the fourth quarter 2001 reduction in workforce and reduced legal expenses attributable to litigation in 2001.

The provision for possible losses is Financial Services' estimate of possible credit losses inherent in the investment portfolio based on a review of credit, collateral and market risks. The provision for possible losses of $26.3 million decreased $10.9 million from the prior year. Approximately $10.0 million of the current year provision and $2.3 million of the asset impairment loss discussed below were related to one technology leasing investment, which were largely offset by the gain on extinguishment of nonrecourse debt associated with the same investment. Financial Services frequently utilizes nonrecourse debt to finance its technology portfolio. The prior year provision for possible losses reflected the deterioration of certain steel, venture and telecom investments. Asset impairment charges of $6.4 million decreased $24.2 million from the prior year, which included charges of $30.4 million related to deterioration in the telecom portfolio.

The allowance for possible losses decreased $8.5 million from December 31, 2001 to $78.0 million and was approximately 6.1% of reservable assets, up from 6.0% at year end. Reservable assets are defined as rent receivables, direct financing leases, leveraged leases and secured loans. Net charge-offs of reservable assets totaled $34.7 million for the six-month period primarily related to venture and technology investments, including $12.0 million related to the technology investment discussed above.

Financial Services previously provided financing to start-up telecom service providers as an activity in its Venture Finance business unit. Venture Finance has discontinued this financing activity and its remaining exposure was $10.8 million, or approximately 0.3% of Financial Services' total assets at June 30, 2002. Separately, Financial Services also leases various types of equipment to non-start up telecom service providers in its Technology business unit.

Non-performing assets, excluding assets within joint ventures, of $111.4 million increased $15.0 million from year end primarily due to the placement of one airline credit of $24.9 million on non-accrual, partially offset by specialty and air investments becoming current, and charge-offs of technology and venture investments.

Net income of $22.1 million decreased $2.1 million from last year principally as a result of the decline in lease income, asset remarketing income, and gain on sale of securities from the 2001 period, partially offset by lower ownership costs and SG&A expenses and the absence of losses related to telecom investments.

GATX RAIL (RAIL)
Rail's gross income of $342.3 million for the first six months of 2002 increased $4.0 million over the prior year period. Rental revenue of $311.9 million was flat with the prior year period. In March 2001, Rail acquired Dyrekcja Eksploatacji Cystern (DEC), Poland's national tank car fleet. Excluding DEC, rental revenue of $296.7 million was down $6.3 million compared to last year due to a soft rail market. This factor, coupled with aggressive competition, increased railroad efficiency and railcar surpluses, have resulted in continued softness in demand and pressure on lease rates. Asset remarketing income of $3.9 million increased $2.2 million from the prior year period primarily due to the sale of a portfolio of residual sharing investments in the first quarter of 2002. Share of affiliates' earnings of $6.0 million increased $1.5 million primarily due to increased earnings at the European affiliates in 2002.

Rail's North American fleet totaled 132,000 cars at the end of the second quarter compared to 131,000 at the end of the prior year period. In May 2002, Rail acquired 2,700 railcars in Mexico. Approximately 121,000 railcars were on lease throughout North America at the end of the second quarter, comparable with the active fleet in the prior year period. Rail's North American utilization was 92% at June 30, 2002. The Railworthiness Directive (Directive) issued by the Federal Railroad Administration (FRA), discussed below, impacted utilization as existing idle cars were deployed to replace affected cars and cars taken out of service were scrapped. Absent this activity, utilization would have been 91% at June 30, 2002. Railcar demand remains soft, negatively impacting utilization; this condition is expected to continue through the remainder of 2002. In response to current rail market conditions, Rail has retired excess cars and limited orders of new railcars to specific customer lease commitments.

Ownership costs of $177.9 million increased $4.7 million from last year primarily due to the acquisition of DEC.

Operating costs were $81.2 million, down $21.7 million from the prior year. Excluding DEC, operating costs were $73.1 million, a decrease of $26.0 million from the prior year. In the prior year period, Rail's operating costs included $24.5 million of non-comparable items. Of this amount, $19.7 million related to the closing of its East Chicago repair facility. The 2001 period also included higher maintenance costs due to increased use of third party contract repair shops as a result of a labor dispute at Rail's domestic service centers. The labor dispute was resolved in the first quarter of 2001. SG&A expenses decreased $7.9 million from the prior year period to $36.9 million primarily due to the fourth quarter 2001 reduction in workforce.

Rail is continuing to address the Directive issued by the FRA in April 2002 relating to a certain class of tank cars that were built or modified with reinforcing bars by GATX Rail prior to 1974. In its Directive, the FRA indicated that cars within this class must be inspected, and repaired if necessary, according to an FRA approved maintenance plan. Approximately 4,200 of Rail's owned railcars with a net book value of approximately $4.0 million, or 3% of Rail's North American fleet, are affected by this Directive. The impact of this Directive on Rail's operating results for the first six months of 2002 was approximately $0.9 million and includes lost revenue, inspection, cleaning and replacement car costs, partially offset by scrapping gains. The 2002 full year impact is expected to be between $5.0 million to $7.0 million after tax.

Rail's net income of $29.8 million was $20.9 million higher than the prior year primarily due to the absence of 2001 closure costs related to its East Chicago repair facility. Excluding non-comparable items, net income increased $4.7 million primarily due to higher asset remarketing income and lower SG&A.

OTHER
Other net income was $6.1 million for the first six months of 2002 compared to $14.6 million for the prior year period, with the variance primarily due to an increase in net interest expense. The 2001 period included the utilization of the proceeds from the sale of GATX Terminals Corporation.

RESULTS OF DISCONTINUED OPERATIONS
In the first quarter 2002, GFC completed the divestiture of GATX Terminals Corporation (Terminals). Financial data for Terminals has been segregated as discontinued operations for all periods presented.

In the first quarter of 2002, GFC sold its interest in a bulk-liquid storage facility located in Mexico and recognized a $6.2 million after-tax gain. In the first quarter of 2001, GFC sold the majority of Terminals' operations and recognized a net after-tax gain of $171.4 million.

Operating results for the first six months of 2002 were zero, down $2.7 million from the prior year period. Comparisons between periods were affected by the timing of the sale of GATX Terminals' assets.

CASH FLOW AND LIQUIDITY
Net cash provided by operating activities of continuing operations for the first six months of 2002 was $152.5 million, or $30.4 million less than the prior year period reflecting lower operating results at both Financial Services and Rail. The 2002 period was impacted by the deferral of tax benefits generated by the current year tax net operating loss. The prior year period included payments in the amount of $96.4 million related to a litigation settlement.

Portfolio proceeds were $480.6 million, down $45.2 million from $525.8 million in the 2001 period and included an increase in finance lease and loan principal payments received, partially offset by lower proceeds from disposals of leased equipment, stock sales and cash distributions from joint venture investments.

Portfolio investments and capital additions for the first six months of 2002 totaled $671.0 million, a decrease of $385.8 million from the first six months of 2001. Portfolio investments and capital additions at Financial Services of $631.6 million were $192.2 million lower than the prior year period, primarily due to lower volume in technology and venture investments, partially offset by higher air investments. In the first quarter of 2001, Financial Services acquired a portfolio of technology leases from El Camino Resources for $129.8 million (net of the assumption of $255.6 million of nonrecourse debt). Rail invested $39.4 million in the first six months of 2002, a decrease of $193.6 million from the prior year. Current year investments include a fleet acquisition of 2,700 railcars in Mexico. The prior year period included approximately $95.8 million for the acquisition of DEC. Indicative of current market conditions, Rail's capital spending for its railcar fleet was $97.8 million lower than the prior year period. Railcar additions are not anticipated to exceed prior year activity.

In the current six-month period, GFC repaid $670.3 million and issued $905.0 million of long-term debt. Significant financings in the first half of 2002 included the issuance of $250.0 million of senior unsecured term notes, $174.9 million of U.S. Export-Import Bank aircraft financing, a $142.2 million aircraft warehouse facility, $138.1 million of European Credit Agency aircraft financing and a $75.0 million aircraft bridge loan which has been repaid. Debt issuance costs related to 2002 financings were approximately $13.7 million. GFC also provides a guarantee on the $175.0 million of convertible debt issued by the parent company in the first quarter of 2002.

GFC funds asset growth and meets debt and lease obligations through cash flow from operations, portfolio proceeds (including proceeds from asset sales), uncommitted money market lines, committed revolving credit facilities, the issuance of unsecured debt, and a variety of secured borrowings. GFC utilizes both the domestic and international bank and capital markets. The availability of these funding options may be adversely impacted by certain factors. Access to capital markets at competitive rates is partly dependent on GFC's credit rating as determined by rating agencies such as Standard & Poor's (S&P) and Moody's Investors Service (Moody's).

On March 13, 2002, Moody's downgraded GFC's long-term unsecured debt to Baa3 from Baa2 and GFC's commercial paper to Prime-3 from Prime-2. Moody's currently maintains a stable outlook on GFC's ratings. On March 14, 2002, S&P downgraded GFC's long-term unsecured debt from BBB+ to BBB and GFC's commercial paper from A-2 to A-3. S&P also placed GFC's long-term unsecured debt on credit watch with negative implications. In May 2002, S&P removed GFC from credit watch but maintained the negative outlook. Due to these rating agency actions, GFC's access to the commercial paper market has been seriously constrained and GFC may have more difficulty accessing the long-term capital market on a cost efficient basis. A continued weak economic environment could decrease demand for GFC's services, which could impact the Company's ability to generate cash flow from operations and portfolio proceeds.

As of June 30, 2002, GFC had revolving credit facilities totaling $775.0 million. GFC's credit facilities included two agreements for $350.0 million and $283.3 million, expiring in 2003 and 2004, respectively, and a 364-day agreement for $141.7 million, originally scheduled to expire in June, which was extended. The 364-day facility was subsequently replaced in July with a three-year credit facility for $145.0 million, which is intended to be utilized by GFC for short-term funding requirements. At June 30, 2002, all credit facilities were unused and available. The revolving credit facilities contain various restrictive covenants, including requirements to maintain a defined minimum net worth and certain financial ratios. At June 30, 2002, GFC was in compliance with all of the covenants and conditions of the credit agreements. GFC has a shelf registration for $1.0 billion of debt securities of which $850.0 million had been issued through June 30, 2002.

GFC's unconditional purchase obligations, consisting primarily of committed aircraft deliveries, at June 30, 2002 were $734.8 million, scheduled as follows:
$272.3 million in the remainder of 2002, $273.6 million in 2003 and $188.9 million in 2004.

                        COMPARISON OF SECOND QUARTER 2002
                             TO SECOND QUARTER 2001

In the second quarter 2002, GFC reported net income of $30.2 million compared to $31.1 million in the prior year period. For the second quarter 2002, continuing operations generated income of $30.2 million compared to income from continuing operations of $31.5 million in the prior year period.

FINANCIAL SERVICES
Financial Services' gross income of $188.2 million decreased $74.7 million from the prior year period due to lower lease income, asset remarketing income, and gains from the stock derived from warrants. Lease income of $105.9 million was down $34.5 million primarily due to lower average finance lease balances and lower technology operating lease assets combined with lower lease rates. Asset remarketing income of $18.3 million was lower than the prior year period by $30.9 million. Gains from the sale of stock were $0.6 million, down from $12.3 million in the prior year period.

Share of affiliates' earnings of $19.5 million increased $7.4 million from last year primarily due to the absence of losses from telecom joint ventures. Prior period earnings from telecom affiliates were negatively impacted by $8.1 million, primarily comprised of provision for possible losses and asset impairment charges.

Ownership costs of $104.9 million decreased $31.9 million compared to the prior year period due to lower depreciation and interest expense. Depreciation and amortization expense of $62.8 million decreased $16.7 million from 2001 reflecting the lower level of investment in technology operating lease assets. SG&A expense decreased $13.7 million over the prior year due to lower human resource and administrative expenses as a result of the fourth quarter 2001 reduction in workforce and reduced legal expenses attributable to litigation in 2001.

The provision for possible losses of $8.9 million decreased $7.1 million from 2001. The prior year quarter reflected the deterioration of certain venture and telecom investments. Net charge-offs of reservable assets totaled $15.1 million for the current three-month period and included write-offs of venture and technology investments.

Net income for the current three-month period was $15.1 million, compared to $13.5 million in the prior year period. The increase from last year was principally the result of a decrease to the loss provision and asset impairment charges, partially offset by lower lease income, asset remarketing income, and gains from the sale of stock derived from warrants.

GATX RAIL
Rail's gross income of $165.8 million for the second quarter of 2002 was $7.8 million lower than the prior year. Rental revenue of $155.0 million was down $5.1 million from the prior year period. The decrease in rental revenue is a consequence of on ongoing unfavorable market conditions, which in turn resulted in lower average rental rates. Share of affiliates' earnings of $2.3 million decreased $0.2 million from the prior year period.

Ownership costs of $89.0 million were $1.3 million higher than the prior year. Rail's operating costs of $40.4 million were down $1.2 million from the prior period. SG&A expenses of $18.6 million decreased $5.1 million from the prior year period due to the fourth quarter 2001 reduction in workforce.

Rail's net income of $11.9 million in the second quarter of 2002 was impacted by the FRA Directive by $0.9 million and includes lost revenue, inspection, cleaning and replacement car costs, partially offset by scrapping gains. Net income for the current three-month period was down $0.3 million from the prior year period.

NEW ACCOUNTING PRONOUNCEMENTS
Effective January 1, 2002, GFC adopted Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. Under these new rules, goodwill is no longer amortized, but rather subject to an annual impairment test in accordance with the Statements. During the second quarter of 2002, the Company completed the first step of the goodwill impairment test related to $74.0 million of recorded goodwill. Based on this review, the Company has determined that the carrying value of a reporting unit, its Polish railcar subsidiary, DEC, is in excess of its fair market value at January 1, 2002. The Company is in the process of completing the second step of the goodwill impairment test used to measure the amount of impairment loss, which it expects to complete in the third or fourth quarter of 2002. As a result, the Company anticipates recording a one-time, non-cash impairment charge for some portion, yet to be determined, of the $35.2 million of goodwill related to DEC in 2002. Such charge would be non-operational in nature and would be reflected as a cumulative effect of an accounting change in the consolidated statements of income. Application of the non-amortization provisions of the Statement is expected to result in an increase in net income from continuing operations of approximately $6.8 million for the full year 2002, compared to the full year 2001.

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, effective for fiscal years beginning after May 15, 2002, with early application encouraged. The provisions of this Statement update, clarify and simplify certain existing accounting pronouncements. For the period ended June 30, 2002, GFC applied the provisions of SFAS No. 145. SFAS No. 145 rescinds SFAS No. 4, which previously required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effects. In accordance with the Statement, GFC's gain on extinguishment of nonrecourse debt of $14.5 million recognized in the six month period ended June 30, 2002, is not considered an extraordinary item, and was therefore included in results of operations.

FORWARD LOOKING STATEMENTS
Certain statements in Management's Discussion and Analysis may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expects," "intend," "predict," or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Risks and uncertainties include, but are not limited to, general economic conditions; aircraft and railcar lease rates and utilization levels; conditions in the capital markets and the potential for a downgrade in our credit rating, either of which could have an effect on our borrowing costs or our ability to access the markets for commercial paper or secured and unsecured debt; dynamics affecting customers within the chemical, petroleum and food industries; unanticipated costs or issues arising from the Federal Railroad Administration's Railworthiness Directive HM-04 or subsequent regulatory rulings that impact the economic value of assets; competitors in the rail and air markets who may have access to capital at lower costs than GFC; additional potential write-downs and/or provisions within GFC's portfolio; impaired asset charges, including goodwill as a result of implementing SFAS 142; and general market conditions in the rail, air, technology, venture, and other large-ticket industries.

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



                                             GATX FINANCIAL CORPORATION
                                                    (Registrant)


                                                /s/ Brian A. Kenney
                                             --------------------------
                                                  Brian A. Kenney
                                             Senior Vice President and
                                              Chief Financial Officer
                                              (Duly Authorized Officer)




Date:  August 14, 2002


                                 EXHIBIT LISTING

The following exhibits are filed as part of this quarterly report:

Exhibit

12.      Statement regarding computation of earnings to fixed charges
99.1     Certification Pursuant to 18 U.S.C. Section 1350 (CEO Certification)
99.2     Certification Pursuant to 18 U.S.C. Section 1350  (CFO Certification)