Form 10-K
period 2002-12-31
GATX FINANCIAL CORP
filed 2003-03-20
CIK 357019

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

    [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934



                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                   OR
    [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-8319

                             ---------------------
                           GATX FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      94-1661392
           (State of incorporation)                 (I.R.S. Employer Identification No.)

                             500 WEST MONROE STREET
                             CHICAGO, IL 60661-3676
          (Address of principal executive offices, including zip code)

                                 (312) 621-6200
              (Registrant's telephone number, including area code)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes [ ]     No [X]

     The registrant had 1,041,250 shares of $1 par value common stock outstanding (all owned by GATX Corporation) as of March 7, 2003.

     The registrant meets the conditions set forth in General Instructions I (1)
(a) and (b) of Form 10-K and, therefore, is filing this form with the reduced disclosure format.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      INDEX TO GATX FINANCIAL CORPORATION
                                 2002 FORM 10-K

ITEM NO.                                                                PAGE NO.
--------                                                                --------
                                     PART I
Item 1.   Business....................................................      2
          Business segments...........................................      2
          GATX Rail...................................................      2
          Financial Services..........................................      3
          Discontinued Operations -- Terminals........................      4
          Trademarks, Patents and Research Activities.................      4
          Seasonal Nature of Business.................................      5
          Customer Base...............................................      5
          Employees...................................................      5
          Environmental Matters.......................................      5
          Risk Factors................................................      6
          Available Information.......................................      7
Item 2.   Properties..................................................      8
Item 3.   Legal Proceedings...........................................      9
Item 4.   Submission of Matters to a Vote of Security Holders.........     11
                                    PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................     11
Item 6.   Selected Financial Data.....................................     11
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     11
            Year ended December 31, 2002 compared to year ended
               December 31, 2001......................................     12
            Year ended December 31, 2001 compared to year ended
               December 31, 2000......................................     16
          Balance Sheet Discussion....................................     19
          Cash Flow Discussion........................................     22
          Liquidity and Capital Resources.............................     24
          Critical Accounting Policies................................     26
          New Accounting Pronouncements...............................     27
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................     27
Item 8.   Financial Statements and Supplementary Data.................     28
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................     59
                                    PART III
Item 10.  Directors and Executive Officers of the Registrant..........     59
Item 11.  Executive Compensation......................................     59
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..................     59
Item 13.  Certain Relationships and Related Transactions..............     59
Item 14.  Controls and Procedures.....................................     59
                                    PART IV
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................     60
          Signatures..................................................     61
          Certifications..............................................     62
          Schedules...................................................     64
          Exhibits....................................................     64

                                     PART I

ITEM 1. BUSINESS

     GATX Financial Corporation (GFC or the Company) is a wholly owned subsidiary of GATX Corporation (GATX or the Parent Company). GFC is headquartered in Chicago, Illinois and provides its services through two operating segments: GATX Rail and Financial Services. Through these businesses, GFC combines asset knowledge and services, structuring expertise, partnering and risk capital to provide business solutions to customers and partners worldwide. GFC specializes in railcar and locomotive leasing, aircraft operating leasing, and information technology leasing.

     GFC invests in companies and joint ventures that complement its existing business activities. GFC partners with financial institutions and operating companies to improve scale in certain markets, broaden diversification within an asset class, and enter new markets.

     Previously, GFC's operating segments were GATX Rail and GATX Capital. In June 2002, the Parent Company transferred to GFC, ownership in American Steamship Company (ASC), an operator of a fleet of self-unloading vessels on the Great Lakes. ASC's operations were combined with the former GATX Capital segment to comprise the Financial Services segment. The financial data of GFC has been restated for all periods presented to reflect the inclusion of ASC's operations.

     During 2002, the Company refined its strategic plan to focus resources on its core air, rail, and technology leasing businesses. In December 2002, the Parent Company announced its intention to sell or otherwise run off its venture finance business unit and curtail investment in its specialty finance business unit.

     The sale of GATX Terminals Corporation (Terminals), which specialized in the storage and distribution of bulk petroleum and chemical products, was completed in 2002. As a result, the financial data for Terminals has been segregated as discontinued operations for all periods.

     At December 31, 2002, GFC had balance sheet assets of $6.7 billion, comprised of operating assets such as railcars, commercial aircraft and information technology equipment. In addition to the $6.7 billion of assets recorded on the balance sheet, GFC utilizes approximately $1.4 billion of other assets, such as railcars and aircraft, which were financed with operating leases and therefore are not recorded on the balance sheet.

BUSINESS SEGMENTS

                                   GATX RAIL

     GATX Rail (Rail) is headquartered in Chicago, Illinois and is principally engaged in leasing rail equipment, including tank cars, freight cars and locomotives. Rail provides both full service leases and net leases. Under a net lease, the lessee is responsible for maintenance, insurance and taxes. Under a full service lease, Rail maintains and services the railcars, pays ad valorem taxes, and provides other ancillary services. As of December 31, 2002, Rail's worldwide fleet, excluding railcars managed for others or owned by affiliates, totaled 127,000 railcars. Rail also has interests in 22,000 railcars worldwide through its investments in affiliated companies.

     Rail's North American fleet consisted of approximately 107,000 railcars, comprised of 63,000 tank cars and 44,000 freight cars as of December 31, 2002. This fleet has a depreciable life of 30 to 38 years and an average age of approximately 16 years. The utilization rate of Rail's North American railcar fleet was 91% at December 31, 2002. Rail also has interests in 6,000 railcars and 800 locomotives through its investments in affiliated companies in North America.

     In North America, Rail typically leases new tank cars and specialty freight cars for terms of approximately five years. Renewals, or extension of existing leases, are generally for periods ranging from less than a year to ten years, with an average lease term of four years. Rail purchases most of its new railcars from a limited number of manufacturers, including Trinity Industries, Inc., American Railcar Industries, Union Tank Car Company, and Bombardier, Inc. In October 2002, Rail entered into a series of agreements to acquire 7,500 newly manufactured railcars over the next five years. Rail has signed a supply agreement with

Trinity Industries, Inc. for 5,000 cars and with Union Tank Car Company for 2,500 cars in connection with this program. Rail operates a network of major service centers across North America supplemented by a number of smaller service centers and a fleet of service trucks. Additionally, Rail utilizes independent third-party repair facilities.

     Rail's primary competitors in North America are Union Tank Car Company, General Electric Railcar Services Corporation, and various financial companies. At the end of 2002, there were 274,000 tank cars and 1.4 million freight cars owned and leased in North America. At December 31, 2002, Rail's fleet was approximately 23% of the tank cars in North America and 35% of the leased market; and approximately 3% of the freight cars in North America and 7% of the leased market. Principal competitive factors include price, service, availability and customer relationships.

     In addition to its North American fleet, Rail owns or has interests in three European fleets. In March 2001, Rail purchased Dyrekcja Eksploatacji Cystern Sp. z.o.o. (DEC), Poland's national tank car fleet and fuel distribution company. DEC's assets include 10,000 tank cars and a railcar maintenance network. DEC maintains three business offices and operates three service centers in Poland.

     In December 2002, Rail acquired the remaining interest in KVG Kesselwagen Vermietgesellschaft mbH, and KVG Kesselwagen Vermietgesellschaft m.b.h. (collectively KVG), a leading European railcar lessor. Prior to the December acquisition, Rail held a 49.5% interest in KVG. With the acquisition of KVG, Rail has added approximately 9,000 railcars to its wholly owned worldwide fleet. KVG has business offices in Germany and Austria and operates a service center in Germany. Rail also owns a 37.5% interest in AAE Cargo AG, a freight car lessor headquartered in Switzerland, with approximately 16,000 cars.

     Rail's customers utilize more than 80 railcar types to ship over 650 different commodities, principally chemicals, petroleum, and food products. For 2002, approximately 35% of railcar leasing revenue was attributable to shipments of chemical products, 28% related to shipments of petroleum products, 14% related to shipments of food, 9% was derived from leasing cars to railroads and 14% related to other revenue sources. Rail leases railcars to over 1,000 customers, including major chemical, oil, food, agricultural and railroad companies. No single customer accounts for more than 3% of total railcar leasing revenue.

     See discussion in the GATX RAIL section of Management's Discussion and Analysis and in the RISK FACTORS section of Part I of this document for additional details regarding Rail's business and operating results.

                               FINANCIAL SERVICES

     Financial Services provides financing for equipment and other capital assets on a worldwide basis. These financings, which are held within Financial Services' own portfolio and through partnerships with co-investors, are structured as leases and loans, and frequently include interests in an asset's residual value. Financial Services also generates fee-based income through transaction structuring and portfolio management services. Fees are earned at the time a transaction is completed, an asset is remarketed, and/or on an ongoing basis in the case of portfolio management activities.

     Headquartered in San Francisco, California, Financial Services consists of four primary business units: Air, Technology, Venture Finance (Venture) and Specialty Finance (Specialty). As noted above, the Parent Company has announced its intention to sell or otherwise run off Venture and curtail investment in Specialty.

     Air primarily leases newer, narrow-body aircraft widely used by commercial airlines throughout the world. Air has ownership interests in 193 aircraft. Of these, 45 aircraft are wholly owned and the remainder are owned in combination with other investors. All of the 193 aircraft are in compliance with generally applicable noise standards (Stage III) and have a weighted average age of approximately five years. These aircraft have an estimated useful life of approximately 25 years. For aircraft currently on lease, the average remaining lease term is approximately four years. Air's customer base is diverse in carrier type and geographic location. Air leases to over 60 airlines in 27 countries and no single customer exposure exceeds 10% of the net book value of the total air portfolio. Air purchases its aircraft from two manufacturers, Airbus Industrie (Airbus) and The Boeing Company (Boeing).

     Technology provides lease financing and asset management services for information technology (IT) equipment to customers in the publishing, data processing and information services, retail, scientific, utilities, manufacturing, finance, insurance, and other industries. The equipment leased to customers includes personal computers, servers, mainframes, midrange and communication equipment. Technology purchases equipment from a number of manufacturers and is therefore not dependent on a single provider. IT equipment is typically depreciated to an estimated residual value over the lease term, which is approximately 3 to 5 years. The average size of an IT lease transaction is approximately $400,000. Technology is not dependent on any single customer.

     Venture provides loan and lease financing to early-stage, venture-capital backed companies. The financing is typically secured by equipment and/or by a lien on the customer's property, including intellectual property. Additionally, the financings typically include warrants of non-public start-up companies. Prior to 2002, Venture provided financing to telecommunication (telecom) companies. Due to the poor performance of the telecom market, Venture exited the telecom financing business in 2001; its telecom exposure is $9.2 million as of December 31, 2002. Separately, Technology also leases various types of equipment to established telecom service providers. Venture has a highly diversified portfolio and provides financing to customers in a variety of industries, including pharmaceutical and life sciences, software and network equipment, and other business services. The average transaction size associated with Venture's portfolio at December 31, 2002 is $1.8 million. Venture is not dependent on any single customer. GATX announced in December 2002 its intention to sell or otherwise run off Venture. If GATX is unable to sell Venture at an appropriate price, the portfolio is expected to substantially run off over a period of 24 months.

     Specialty acts as an investor, arranger and manager of financing services involving a variety of asset types and industries, and has an established presence in the marine business. Specialty also manages $900 million of assets for third-parties. The majority of these managed assets are in markets in which the Company has a high level of expertise, such as air and rail. In addition, Specialty, through American Steamship Company, operates a fleet of self-unloading vessels on the Great Lakes. At the end of 2002, GATX announced its intention to curtail investment in Specialty.

     Financial Services primarily competes with captive leasing companies, leasing subsidiaries of commercial banks, independent leasing companies, lease brokers, investment bankers, financing arms of equipment manufacturers, and Great Lakes captive and commercial fleets. No single customer accounts for more than 3% of Financial Services' revenues. In addition to its San Francisco home office, Financial Services has 6 domestic and 4 foreign offices.

     See discussion in the FINANCIAL SERVICES section of Management's Discussion and Analysis and in the RISK FACTORS section of Part I of this document for additional details regarding Financial Services' businesses and operating results.

                      DISCONTINUED OPERATIONS -- TERMINALS

     GFC completed the divestiture of Terminals in 2002. Terminals provided bulk liquid storage and pipeline distribution services.

     In the first quarter of 2001, GFC sold the majority of Terminals' domestic operations. The sale included substantially all of Terminals' domestic terminaling operations, the Central Florida Pipeline Company and Calnev Pipe Line Company. Also in the first quarter of 2001, GFC sold substantially all of Terminals' European operations. In the second and third quarters of 2001, GFC sold Terminals' Asian operations and its interest in a U.S. distillate and blending distribution affiliate. In the first quarter of 2002, GFC sold its interest in a bulk-liquid storage facility located in Mexico.

TRADEMARKS, PATENTS AND RESEARCH ACTIVITIES

     Patents, trademarks, licenses, and research and development activities are not material to these businesses taken as a whole.

SEASONAL NATURE OF BUSINESS

     Seasonality is not considered significant to the operations of GFC and its subsidiaries taken as a whole.

CUSTOMER BASE

     GFC as a whole is not dependent upon a single customer or concentration among a few customers.

EMPLOYEES

     As of December 31, 2002, GFC and its subsidiaries had approximately 2,750 employees, of whom 18% were hourly employees covered by union contracts.

ENVIRONMENTAL MATTERS

     The transportation of various commodities or chemicals in GFC-owned railcars, as well as certain GFC operations, may present potential environmental risks. GFC is committed to protecting the environment as well as complying with applicable environmental protection laws and regulations. GFC, as well as its competitors, is subject to extensive regulation under federal, state and local environmental laws which have the effect of increasing the costs and liabilities associated with the conduct of its operations. In addition, GFC's foreign operations are subject to environmental laws in effect within each respective jurisdiction.

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

     Future costs of environmental compliance are indeterminable due to unknowns such as the magnitude of possible contamination, the timing and extent of the corrective actions that may be required, the determination of the Company's liability in proportion to other responsible parties, and the extent to which such costs are recoverable from third parties including insurers. Also, GFC may incur additional costs relating to facilities and sites where past operations followed practices and procedures that were considered acceptable at the time but in the future may require investigation and/or remedial work to ensure adequate protection to the environment under current or future standards. If future laws and regulations contain more stringent requirements than presently anticipated, expenditures may be higher than the estimates, forecasts, and assessments of potential environmental costs provided below. However, these costs are expected to be at least equal to the current level of expenditures. In addition, GFC has provided indemnities for environmental issues to buyers of previously divested companies for which GFC believes it has adequate reserves.

     GFC's environmental reserve at December 31, 2002 was $27.0 million and reflects GFC's best estimate of the cost to remediate known environmental conditions. There were no additions to the reserve in 2002 and $1.7 million of additions in 2001. Expenditures charged to the reserve amounted to $1.0 million and $13.7 million in 2002 and 2001, respectively. In 2002, GFC made capital expenditures of $.1 million for environmental and regulatory compliance compared to $.2 million in 2001.

RISK FACTORS

GFC's businesses are subject to a number of risks which investors should consider.

     - Liquidity and Capital Resources. GFC is dependent in part upon the issuance of unsecured and secured debt to fund its operations and contractual commitments. A number of factors could cause GFC to incur increased borrowing costs and to have greater difficulty accessing public and private markets for both secured and unsecured debt. In addition, based on GFC's current credit ratings, access to the commercial paper market and uncommitted money market lines is inconsistent and can not be relied upon. It is possible that in the long term, GFC's other sources of funds, including available cash, bank facilities, cash flow from operations and portfolio proceeds, may not provide adequate liquidity to fund its operations and contractual commitments.

     - Terrorism/International Conflict. The terrorist attacks on September 11, 2001 created many economic and political uncertainties and had a negative impact on the global economy. The long-term effects of these attacks on our future operating results and financial condition are unknown. The national and international response to future terrorist attacks and the possible war in Iraq could result in continued economic weakness and have an adverse impact on GFC's business. The effects may include, among other things, a permanent decrease in demand for air travel, consolidation in the airline industry, increased customer bankruptcies, inability of airlines to insure their aircraft, lower utilization of new and existing aircraft, lower aircraft rental rates, impairment of air portfolio assets and fewer available partners for joint ventures. Depending on the severity, scope and duration of these effects, the impact on our financial position, results of operations, and cash flows could be material.

     - Competition. GFC is subject to competition in its aircraft, rail and technology leasing markets. In many cases, the competitors are larger entities that have greater financial resources, higher credit ratings and access to lower cost capital than GFC. These factors permit many competitors to provide financing at lower rates than GFC.

     - Lease versus Purchase Decision. GFC's core businesses are reliant upon its customers continuing to lease rather than purchase assets. There are a number of items that factor into the customer's decision to lease or purchase assets, such as tax considerations, balance sheet considerations, and operational flexibility. GFC has no control over these external considerations and changes in these factors could negatively impact demand for its leasing products.

     - Effects of Inflation. Inflation in railcar rental rates as well as inflation in residual values for air and rail equipment have historically benefited GFC's financial results. Positive effects of inflation are unpredictable as to timing and duration, depending on market conditions and economic factors.

     - Asset Obsolescence. GFC's core assets may be subject to functional or economic obsolescence, especially in its technology leasing portfolio. Although GFC believes it is adept at managing obsolescence risk, there is no guarantee that changes in various market fundamentals will not cause unexpected asset obsolescence in the future.

     - Allowance for Possible Losses. GFC's allowance for possible losses may be inadequate if unexpected adverse changes in the economy exceed the expectation of management, or if discrete events adversely affect specific customers, industries or markets. If the allowance for possible losses is insufficient to cover losses related to reservable assets, including gross receivables, finance leases, and loans, then GFC's financial position or results of operations could be negatively impacted.

     - Impaired Assets. An asset impairment charge may result from the occurrence of unexpected adverse changes that impact GFC's estimates of expected cash flows generated from our long-term assets. GFC regularly reviews long-term assets for impairments, in particular when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. An impairment loss is recognized when the carrying amount of an asset is not recoverable and exceeds its fair value. GFC may be required to recognize asset impairment charges in the future as a result of the weak economic environment, challenging market conditions in the air, rail or technology markets or events related to particular customers.

     - Insurance. The ability to insure its rail and aircraft assets is an important aspect of GFC's ability to manage risk in these core businesses. There is no guarantee that such insurance will be available on a cost-effective basis consistently in the future.

     - Environmental. GFC is subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. GFC routinely assesses its environmental exposure, including obligations and commitments for remediation of contaminated sites and assessments of ranges and probabilities of recoveries from other responsible parties. Because of the regulatory complexities and risk of unidentified contaminants on its properties, the potential exists for remediation costs to be materially different from the costs GFC has estimated.

     - Legal Matters. From time to time, GFC has been, and in the future may be, named a defendant in litigation involving personal injury, property damage and damage to the environment arising out of incidents in which its assets have been, and may be, involved.

     - Energy Prices. Energy prices, including the price of natural gas and oil, are significant cost drivers for many of our customers, particularly in the chemical and airline industries. Sustained high energy prices could negatively impact these industries resulting in a corresponding adverse affect on the demand for our products and services.

     - Regulation. GFC's air and rail operations are subject to the jurisdiction of a number of federal agencies, including the Department of Transportation. State agencies regulate some aspects of rail operations with respect to health and safety matters not otherwise preempted by federal law. New regulatory rulings from federal or state agencies may impact GFC's financial results and economic value of its assets. In addition, GFC's failure to comply with the requirements and regulations of these agencies could negatively affect its financial results.

     Additional risks and uncertainties not presently known, or that GFC currently deems immaterial, may also adversely affect GFC's business operations.

AVAILABLE INFORMATION

     GFC files annual, quarterly and current reports and other information with the Securities and Exchange Commission (SEC). You may read and copy any document GFC files at the SEC's public reference room at Room 1024, 450 Fifth Street, NW, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information about the public reference room. The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including GFC) file electronically with the SEC. The SEC's website is www.sec.gov.

     GFC makes available free of charge at the Parent Company's website, www.gatx.com, a link to its most recent annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with, or furnished, to the SEC. The information on GATX's website is not incorporated by reference into this report.

ITEM 2.  PROPERTIES

     Information regarding the location and general character of certain properties of GFC is included in ITEM 1, BUSINESS, of this document.

     At December 31, 2002, locations of operations were as follows:

GATX RAIL                        Ostroda, Poland                  Moose Jaw, Saskatchewan
                                 Slotwiny, Poland                 Vancouver, British Columbia
HEADQUARTERS                                                      Tierra Blanca, Mexico
Chicago, Illinois                MINI SERVICE CENTERS
                                 Macon, Georgia                   AFFILIATES
BUSINESS OFFICES                 Terre Haute, Indiana             San Francisco, California
San Francisco, California        Geismar, Louisiana               La Grange, Illinois
Alpharetta, Georgia              Cincinnati, Ohio                 Kansas City, Missouri
Chicago, Illinois                Catoosa, Oklahoma                Zug, Switzerland
Marlton, New Jersey              Freeport, Texas
Houston, Texas                   Plantersville, Texas             FINANCIAL SERVICES
Calgary, Alberta                 Czechowice, Poland
Montreal, Quebec                 Jedlicze, Poland                 HEADQUARTERS
Vienna, Austria                  Plock, Poland                    San Francisco, California
Sidney, Australia
Hamburg, Germany                 MOBILE SERVICE UNITS             BUSINESS OFFICES
Mexico City, Mexico              Mobile, Alabama                  Lafayette, California
Krakow, Poland                   Colton, California               Farmington, Connecticut
Nowa Wilfs Wielka, Poland        Lake City, Florida               Tampa, Florida
Warsaw, Poland                   East Chicago, Indiana            Williamsville, New York
Zurich, Switzerland              Norco, Louisiana                 Toledo, Ohio
                                 Sulphur, Louisiana               Seattle, Washington
MAJOR SERVICE CENTERS            Albany, New York                 Sydney, Australia
Colton, California               Masury, Ohio                     Toulouse, France
Waycross, Georgia                Cooper Hill, Tennessee           Tokyo, Japan
Hearne, Texas                    Galena Park, Texas               London, United Kingdom
Red Deer, Alberta                Olympia, Washington
Sarnia, Ontario                  Edmonton, Alberta                AFFILIATES
Montreal, Quebec                 Red Deer, Alberta                Dublin, Ireland
Moose Jaw, Saskatchewan          Sarnia, Ontario                  Bad Homburg, Germany
Hanover, Germany                 Montreal, Quebec                 Elstree, United Kingdom
Tierra Blanca, Mexico            Quebec City, Quebec              London, United Kingdom
Gdansk, Poland                                                    Woking, United Kingdom

ITEM 3. LEGAL PROCEEDINGS

     On May 25, 2001, a suit was filed in Civil District Court for the Parish of Orleans, State of Louisiana, Schneider, et al. vs. CSX Transportation, Inc., Hercules, Inc., Rhodia, Inc., Oil Mop, L.L.C., The Public Belt Railroad Commission for The City of New Orleans, GATX Corporation, GATX Capital Corporation, The City of New Orleans, and The Alabama Great Southern Railroad Company, Number 2001-8924. The suit asserts that on May 25, 2000, a GATX tank car leaked the fumes of its cargo, Dimethyl Sulfide, in a residential area in the western part of the city of New Orleans and that the tank car, while still leaking, was subsequently taken by defendant New Orleans Public Belt Railroad to another location in the city of New Orleans, where it was later repaired. The plaintiffs are seeking compensation for alleged personal injuries and property damages. The petition alleges that a class should be certified. The plaintiffs have not actively prosecuted the case and have not yet moved to have the class certified.

     During the period from May, 2000 through April, 2001, twenty-two (22) law suits were filed seeking damages in connection with a May 3, 2000 incident in which a Burlington Northern Santa Fe Railway Company (Burlington Northern) train, proceeding through the Louisiana town of New Iberia, derailed several of its cars. One of the derailed cars was a tank car owned by the GATX Rail division (Rail) of GATX Financial Corporation, with a cargo of xylene, which overturned in the derailment and ruptured when it was struck by an adjacent car. There was no fire or explosion. Some five hours later, after approximately 500 to 700 gallons of the xylene had escaped, the rupture in the tank car was plugged. Additionally, hopper cars, not owned by Rail, were overturned and the material they contained, Polyvinyl Chloride powder and pellets, spilled out. The following cases have been filed in the United States District Court for the Western District of Louisiana: David Theriot, et al v. The Burlington Northern and Santa Fe Railway Co., et al (No. CV00-1097), David Theriot, et al v. The Burlington Northern and Santa Fe Railway Co., et al (No. CV01-0861), Janice Olivier, et al v. The Burlington Northern and Santa Fe Railway Co., et al (No. CV00-1561), Ethel Taylor, et al v. The Burlington Northern and Santa Fe Railway Co., et al (No. CV00-1436), Arthur Gregoire, III, et al v. The Burlington Northern and Santa Fe Railway Co., et al (No. CV00-1188), Peggy Jerac, et al v. The Burlington Northern and Santa Fe Railway Co., et al (No. CV00-1155), Kenneth Estilette, et al v. The Burlington Northern and Santa Fe Railway Co., et al (No. CV00-1170), Gloria Berry, et al v. The Burlington Northern and Santa Fe Railway Co., et al (No. CV00-1141), Mary Viltz, et al v. The Burlington Northern and Santa Fe Railway Co., et al (No. CV00-1140), The Burlington Northern and Santa Fe Railway Co. v. General American Transportation Co., et al (No. CV01-0797), Nelson J. Badeaux, et al v. The Burlington Northern and Santa Fe Railway Co., et al (No. CV01-0794), Joseph Rochelle, et al v. The Burlington Northern and Santa Fe Railway Co., et al (No. CV01-0877), Walter Thompson, et al v. The Burlington Northern and Santa Fe Railway Co., et al (No. CV01-0878), John H. Bell, et al v. The Burlington Northern and Santa Fe Railway Co., et al (No. CV01-0876). The remainder of the cases are filed in the 16th Judicial District Court for the Parish of Iberia, State of Louisiana as follows: Rebecca Hammons v. The Burlington Northern and Santa Fe Railway Co., et al, (No. 95710), Phillip Walker
v. The Burlington Northern and Santa Fe Railway Co., et al (No. 95712), Serella
M. Adams, et al v. The Burlington Northern and Santa Fe Railway Co., et al (No. 95711), Barry Bennett v. The Burlington Northern and Santa Fe Railway Co., et al (No. 95718), Tiny Vallian, et al v. The Burlington Northern and Santa Fe Railway Co., et al (No. 95861), Edward Martin v. The Burlington Northern and Santa Fe Railway Co., et al (No. 95665), Janelle Allen, et al v. The Burlington Northern and Santa Fe Railway Co., et al (No. 95723), Vernice Johnson, et al v. The Burlington Northern and Santa Fe Railway Co., et al (No. 95617). The suits collectively named approximately 112 plaintiffs and some asserted that a class should be certified. Additionally, Burlington Northern filed suit against GATX in the matter styled The Burlington Northern and Santa Fe Railway Company vs. General American Transportation Company, et al., No 01-797 on the docket of the United States District Court for the Western District of Louisiana, seeking: (i) indemnity or contribution in the cases listed above; (ii) recovery of their cleanup costs; and (iii) indemnity or contribution with respect to approximately $1,000,000 in settlements paid to 4,961 claimants shortly after the accident. The federal court and the parties pursued an aggressive settlement process that included opening a claims office. Proofs of claim were filed by 2,723 individuals and businesses, few of which were amongst 4,961 Burlington Northern had already settled with. That process culminated in a class action settlement whereby the court certified a broadly defined class, including the 2,723 claimants who had filed proofs of claim and all individuals and businesses within a substantial distance of the incident. An opt-out period was allowed, resulting in 30 opt-outs, and a settlement in the amount of $5,000,000 was approved by the court. The formal process of distributing the settlement funds is presently under way. In return for a cash payment of $1,700,000, Burlington Northern has entered into a settlement agreement with GATX providing (i) that Burlington Northern indemnify and defend GATX against all claims of plaintiffs that have opted out except for punitive damage claims; (ii) Burlington Northern release its claim against GATX for its cleanup costs; and (iii) Burlington Northern release its claim for indemnity or contribution with respect to its approximately $1,000,000 in settlements with 4,961 claimants shortly after the accident.

     In March 2001, East European Kolia-System Financial Consultant S.A. filed a complaint in the Regional Court (Commercial Division) in Warsaw, Poland against Dyrekcja Eksploatacji Cystern Sp. z.o.o. (DEC), an indirect wholly owned subsidiary of GATX Financial Corporation, alleging damages of approximately $52 million arising out of the unlawful taking over by DEC in August of 1998, of a 51% interest in Kolsped Spedytor Miedzynarodwy Sp. z.o.o. (Kolsped), and removal of valuable property from Kolsped. The complaint was not served on DEC until December of 2001. The plaintiff claims that DEC unlawfully obtained confirmation of satisfaction of a condition precedent to its purchase of 51% interest in Kolsped, following which it allegedly mismanaged Kolsped and put it into bankruptcy. The plaintiff claims to have purchased the same 51% interest in Kolsped in April of 1999, subsequent to DEC's alleged failure to satisfy the condition precedent. GFC purchased DEC in March 2001 and believes this claim is without merit, and is vigorously pursuing the defense thereof. The parties have each confirmed their respective positions in the case at a hearing held in early March of 2002, and a decision is expected to be rendered in this matter shortly.

     GFC and its subsidiaries have been named as defendants in other litigation, and have a number of unresolved pending claims, including proceedings under governmental laws and regulations related to environmental matters. Several of the Company's subsidiaries have also been named as defendants or co-defendants in cases alleging injury relating to asbestos. In these cases, the plaintiffs seek an unspecified amount of damages based on common law, statutory or premises liability or, in the case of ASC, the Jones Act, which makes limited remedies available to certain maritime employees. In addition, demand has been made against the Company under a limited indemnity given in connection with the sale of a subsidiary with respect to asbestos-related claims filed against the former subsidiary. The amounts claimed in some of these proceedings are substantial and the ultimate liability cannot be determined at this time. However, it is the opinion of management that amounts, if any, required to be paid by GFC and its subsidiaries in the discharge of such liabilities are not likely to be material to GFC's consolidated financial position or results of operations. Adverse court rulings or changes in applicable law could affect claims made against GFC and its subsidiaries, and increase the number, and change the nature, of such claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not required.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

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

     In mid-March 2003, the United States appeared to be on the verge of war with Iraq. The Company's business could be adversely impacted by such a war, primarily because of the potential impact on the Company's airline leasing business. Since a substantial portion of airline travel is discretionary, the start of the war may result in travelers canceling or deferring their plans for air travel, the consequences of which could further deteriorate the financial condition of the Company's airline customers. During 2002 several airline companies filed for bankruptcy. Should a war start and airline conditions continue to deteriorate, additional airlines may file for bankruptcy. Because airlines threatening to file for bankruptcy or operating under bankruptcy protection have the flexibility to reduce their costs by voiding contracts and renegotiating existing business obligations, current and future threatened or actual airline bankruptcies could have an adverse impact on the Company's revenue and financial results. Following the September 11, 2001 terrorists attacks, aviation insurers dramatically increased airline insurance premiums and reduced the maximum amount of insurance coverage for liability to persons other than passengers for claims resulting from acts or war or terrorism (war risk coverage). The Government has offered, and many carriers have accepted war risk insurance to replace commercial insurance for a limited period of time. A war could cause premiums to increase even further or cause certain types of airline insurance to become unavailable or the Government may refuse to extend the time period for which it will provide war risk insurance, which could increase the risks involved in the Company's airline leasing business. Lastly, rising fuel prices caused by market conditions, including the threat of war or an actual war could cause financial distress for the Company's customers, especially to those customers in the airline, chemical, and petroleum industries, which in turn could have an adverse impact on the Company's revenues and financial results.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

 GATX RAIL

     Rail markets continue to be negatively impacted by the economic downturn, which has adversely affected railcar demand, lease rate pricing and new car investments. Railroad efficiency, shipper consolidations and aggressive competition have also contributed to lower demand and lease rate pricing. Lease rates for renewals in 2002 were lower compared to the prior lease rates, continuing a recent trend. These factors negatively impacted Rail's 2002 results and are expected to pressure 2003 results as well, as Rail has over 20,000 railcars scheduled for renewal in 2003. Further, natural gas prices have been increasing; if this trend continues, many of Rail's customers could be negatively impacted, putting further pressure on Rail's business. In response to current rail market conditions, Rail continues to focus on controlling operating and SG&A expenses. Certain long-term market indicators have begun to show positive signs: customer inquiries are up, new car order backlogs have increased at the railcar manufacturers, chemical shipments are increasing, and many older cars have been taken out of the system and scrapped over the past three years.

     In December 2002, Rail acquired the remaining interest in KVG Kesselwagen Vermietgesellschaft mbH, and KVG Kesselwagen Vermietgesellschaft m.b.h. (collectively KVG), a leading European railcar lessor. Prior to the December acquisition, Rail held a 49.5% interest in KVG. KVG results are now included in Rail's consolidated financial statements with the acquisition of the remaining interest. With the acquisition of KVG, Rail added approximately 9,000 tank and specialized railcars to its wholly owned worldwide fleet.

     In March 2001, Rail purchased Dyrekcja Eksploatacji Cystern Sp. z.o.o.
(DEC), Poland's national tank car fleet and fuel distribution company, for $95.8 million. Therefore, comparisons between periods are affected by the inclusion of DEC for the full year of 2002.

     In May 2002, the Federal Railroad Administration (FRA) issued a Railworthiness Directive (Bar Car Directive) which required Rail to inspect and repair, if necessary, a certain class of its cars that were built or modified with reinforcing bars prior to 1974. Approximately 4,200 of Rail's owned railcars with a net book value of approximately $4.0 million were affected by the Bar Car Directive. The unfavorable impact on Rail's operating results for 2002 was approximately $2.7 million after-tax, including lost revenue, inspection, cleaning and replacement car costs, which were partially offset by gains on the accelerated scrapping of affected cars that would otherwise have been retired and scrapped over the next several years. As of year end 2002, substantially all of the subject tank cars were removed from Rail's fleet.

 Gross Income

     Rail's 2002 gross income of $666.9 million was $9.5 million lower than 2001. Excluding DEC, lease income was down $25.5 million from 2001. Difficult economic conditions, combined with aggressive competition, increased railroad efficiency and railcar surpluses have resulted in continued softness in railcar demand and pressure on lease rates. Rail's North American fleet, excluding railcars managed for others or owned by affiliates, totaled 107,000 cars at year end compared to 110,000 at the end of the prior year. Approximately 97,000 railcars were on lease throughout North America at the end of the year compared to 100,000 cars at the end of the prior year. Rail's North American utilization rate was 91% at December 31, 2002, flat with the prior year. The Bar Car Directive favorably affected utilization as existing idle cars were deployed to replace affected cars and subject cars taken out of service were scrapped.

     Asset remarketing income of $4.9 million was $2.0 million higher than the prior year mainly due to the sale of several residual sharing investments. Share of affiliates' earnings of $13.1 million increased $5.7 million over the prior year. Excluding nonrecurring adjustments in 2001, share of affiliates' earnings in 2002 increased $3.7 million, largely due to improvement in KVG and AAE Cargo results.

 Ownership Costs

     Ownership costs of $333.7 million were $3.6 million lower compared to the prior year. Excluding the impact of DEC in both periods, ownership costs decreased $3.1 million from the prior year period primarily due to lower interest costs resulting from favorable interest rates, partially offset by higher operating lease expense in 2002. The increase in operating lease expense in 2002 is primarily due to the full year impact of ownership costs related to a railcar financing entered into in mid-2001.

 Maintenance Expense

     Maintenance expense of $145.6 million in 2002 increased $8.7 million from 2001. Excluding DEC in both years, maintenance expense increased $2.1 million in 2002. The variance is due to a higher number of cars repaired in 2002 and the impact of the Bar Car Directive.

 Other Operating Expenses

     Rail's other operating expenses were $31.4 million in 2002 and $49.6 million in 2001. In 2001, other operating expenses included $24.5 million of non-comparable items, of which $19.7 million related to the closing of its East Chicago repair facility. Excluding the non-comparable items, other operating expenses increased $6.3 million primarily due to the write-off of international business development costs and software implementation expenses.

 Selling, General and Administrative

     Selling, general and administrative (SG&A) expenses decreased $9.4 million in 2002 from the prior year to $74.7 million. The decrease in SG&A expenses in 2002 is attributable to lower headcount due to the 2001 reduction in workforce and lower discretionary spending.

 Provision for Possible Losses

     Rail's provision for possible losses of $1.4 million increased $.8 million from the prior year.

 Reduction in Work Force Charges

     During 2002 and 2001, Rail recorded pre-tax charges of $2.0 million and $5.3 million, respectively, related to reductions in workforce. The charge in 2002 was predominantly related to an ongoing plan to streamline the workforce and operations of DEC. The charge in 2001 was part of the Parent Company's initiative to reduce SG&A expenses in response to poor North American economic conditions. The reduction in workforce charge in 2002 and 2001 included involuntary employee separation and benefit costs for 85 and 47 employees, respectively, as well as occupancy and other costs.

 Cumulative Effect of Accounting Change

     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, Rail completed a review of all recorded goodwill in 2002. Fair values were established using discounted cash flows. Based on this review, Rail recorded a one-time, non-cash impairment charge of $34.9 million related to DEC. The charge is non-operational in nature and was recognized as a cumulative effect of accounting change as of January 1, 2002 in the consolidated statements of income. The impairment charge was due primarily to conservative expectations of projected cash flows based on current market conditions and a lower long-term growth rate projected for DEC.

 Net Income

     Rail's net income of $15.7 million was $28.4 million lower than the prior year primarily due to the cumulative effect of accounting change, the impact of unfavorable market conditions on lease income, and the impact of the Bar Car Directive, partially offset by reduced SG&A expenses and the absence of 2001 closure costs related to its East Chicago repair facility.

 FINANCIAL SERVICES

     Financial Services continues to be negatively impacted by the weak economic environment and challenging market conditions, which has resulted in progressively lower lease rates and lower investment volume in its core markets, particularly its technology business. During the fourth quarter 2002, GATX announced its intent to sell or otherwise run off Venture and curtail investment in Specialty in order to focus on Financial Services' core business units: Air and Technology. Venture represents $254.1 million, or approximately 3.2% of GFC's total assets (including both on and off balance sheet assets) at December 31, 2002. Specialty represents $1,000.5 million, or approximately 12.4% of GFC's total assets (including both on and off balance sheet assets) at December 31, 2002.

     The airline industry remains in a weakened condition further evidenced by United Airlines' bankruptcy filing in the fourth quarter of 2002. Financial Services recorded a net impairment charge of $6.2 million at a specialty joint venture related to aircraft on lease to United Airlines. Financial Services also recorded an impairment charge of $21.3 million at its air joint venture, Pembroke Group Limited, an aircraft leasing and management company, related to its investment in Fokker aircraft. GFC will continue to closely monitor its air portfolio due to the greater potential for credit losses and asset impairments.

     At December 31, 2002, the air portfolio consisted of assets with a net book value of $2.0 billion. In total, the air portfolio accounted for 24.2% of GFC's total assets (including both on and off balance sheet assets). For the year ended December 31, 2002, 6.7% of GFC's revenue was derived from its air portfolio investments.

     Financial Services has interests in 193 aircraft. At December 31, 2002, four aircraft were not on lease, two of which had signed letters of intent in place. The four idle aircraft represent approximately 3% of the net book value of Financial Services' total owned air portfolio. In 2003, Financial Services also has eight scheduled lease expirations of owned aircraft for which it has direct remarketing responsibility. Of these eight aircraft, one existing lease was extended and two signed letters of intent with new lessees were in place as of March 19, 2003. Also in 2003, there are six scheduled aircraft deliveries. Of these six aircraft, there were three leases in place and three signed letters of intent as of March 19, 2003.

 Gross Income

     Financial Services' 2002 gross income of $672.6 million includes $16.8 million attributable to gains on extinguishment of debt, as discussed below. Excluding these gains, gross income decreased $186.7 million compared to the prior year principally due to decreases in lease and interest income and lower gains with respect to asset remarketing and the sale of securities. Lease income of $407.4 million decreased $105.0 million from 2001. Lower operating lease assets at Technology and the impact of lower average yields across the portfolio contributed to the decrease. In 2001, Technology acquired a portfolio of leases from El Camino Resources that contributed to higher lease income in 2001. The decrease in lease income is partially offset by an increase in lease income at Air resulting from higher operating lease assets in 2002. Marine operating revenue of $79.7 million was comparable with 2001.

     Asset remarketing income, which includes gains from the sale of assets from Financial Services' own portfolio as well as residual sharing fees from the sale of managed assets, was $49.8 million, $46.3 million lower than 2001. The decrease in asset remarketing income was primarily due to decreased residual sharing fees from managed portfolios, partially offset by an increase in technology asset remarketing activity. The prior year included large gains at Specialty. Gains on the sale of securities, which are primarily derived from warrants received as part of financing and leasing transactions with non-public start-up companies, were $3.9 million, a decrease of $34.8 million from the prior year. Decreases in gains on the sale of securities are reflective of limited initial public offering activity compared to 2001. Because the timing of such sales is dependent on changing market conditions, gains on the sale of securities and asset remarketing income do not occur evenly from period to period. In addition, based on the current valuations of early stage companies, it is unlikely that gains on the sale of securities will approach 2001 levels in the future.

     Interest income of $55.1 million in 2002 decreased $16.2 million due to lower average loan balances at Venture and lower interest rates. Other income was $10.4 million in 2002, $6.6 million higher than 2001. The increase was primarily due to foreign currency translation gains which were largely offset in fair value adjustments for derivatives.

     Financial Services' share of affiliates' earnings increased $9.9 million to $35.3 million in 2002 due primarily to the absence of losses within telecommunication joint ventures compared to the prior year partially offset by higher air impairment losses in the current year. Excluding air asset impairment charges in 2001 and 2002 and telecom losses in 2001, share of affiliates' earnings decreased $7.5 million in 2002 compared to the prior year due to lower results in air joint ventures.

 Ownership Costs

     Ownership costs of $402.4 million decreased $92.2 million compared to the prior year largely due to lower depreciation and amortization and interest expense. Depreciation and amortization expense of $246.6 million decreased $44.8 million from 2001 reflecting lower average technology operating lease assets, partially offset by higher average air operating lease assets. Interest expense decreased $35.8 million in 2002 to $147.0 million due to lower average borrowing rates. Operating lease expense decreased $11.6 million to $8.8 million in 2002 partly due to the reversal of a previously recorded sublease liability.

 Selling, General and Administrative

     SG&A expenses of $110.8 million decreased $29.7 million over the prior year due to lower human resource and administrative expenses as a result of the fourth quarter 2001 reduction in workforce and reduced legal expenses compared to 2001.

 Provision for Possible Losses

     The provision for possible losses is derived from Financial Services' estimate of losses based on a review of credit and market risks. The current year provision at Financial Services of $35.2 million decreased $62.6 million from 2001. The prior year provision reflected the deterioration of certain steel, venture and telecom investments. Approximately $10.0 million of the current provision and $2.3 million of the asset impairment loss were related to one technology leasing investment and was largely offset by a gain on the extinguishment of nonrecourse debt of $13.0 million associated with the same investment. Financial Services frequently utilizes nonrecourse debt to finance its technology portfolio. The allowance for possible losses decreased $17.9 million from December 31, 2001 to $68.6 million and was approximately 6.3% of reservable assets, an increase from the prior year of 6.1%. Reservable assets are defined as gross receivables, finance leases, and loans. Net charge-offs of reservable assets totaled $53.2 million for the year ended December 31, 2002, and were comprised primarily of venture and technology investments. Net charge-offs of reservable assets totaled $100.4 million in 2001 and were comprised primarily of venture, telecom, and specialty finance investments.

 Asset Impairment Charges

     Asset impairment charges of $40.5 million decreased $44.7 million from 2001 primarily due to the absence of telecom related impairment charges. The asset impairment charges in the current year included $14.4 million for the write-off of venture goodwill due to the announced exit from this business along with $3.7 million for two Gulfstream aircraft. The asset impairment charges in 2001 included $67.8 million of charges in the telecom portfolio and $7.8 million of charges in the air portfolio.

 Reduction in Work Force Charges

     During 2002 and 2001, Financial Services recorded pre-tax charges of $14.9 million and $5.6 million, respectively, related to reductions in workforce. In 2002, this action was part of the Parent Company's announced intent to sell or otherwise run off Venture and to curtail investment in Specialty. In 2001, this action was part of the Parent Company's previously announced initiative to reduce SG&A expenses in response to current economic conditions. The reduction in workforce charges included involuntary employee separation and benefit costs for 85 and 88 employees in 2002 and 2001, respectively, as well as occupancy and other costs.

 Net Income (Loss)

     Net income for 2002 was $3.2 million. Although $22.1 million higher than last year's net loss of $18.9 million, 2002 results reflect a decline in lease income, asset remarketing income and gains on the sale of securities compared to 2001. The favorable increase over the prior year is primarily due to lower ownership costs and SG&A expenses and the absence of losses related to telecom investments.

 Other

     Other net income of $11.2 million decreased $7.0 million from the prior year. The 2001 period included interest income on the proceeds received from the sale of Terminals.

 Income Taxes

     The 2002 consolidated effective tax rate for continuing operations was 31% compared to the 2001 rate of 24%. The 2002 tax provision was favorably impacted by the benefit of the extraterritorial income exclusion (an exemption for income from the lease of equipment to foreign lessees). The 2001 tax provision included a favorable deferred tax adjustment attributable to a reduction in foreign tax rates.

 Discontinued Operations

     Discontinued operations encompasses the former GATX Terminals Corporation.

     A net after-tax gain of $173.9 million was recognized on the sales of Terminals' assets in 2001. In the first quarter of 2002, GFC sold its interest in a bulk-liquid storage facility located in Mexico and recognized a $6.2 million after-tax gain.

     Operating results for 2002 were zero, compared to $2.7 million in the prior year. Comparisons between periods were affected by the timing of the sale of Terminals' assets.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

 GATX RAIL

     Comparisons between periods are affected by the inclusion of DEC in the 2001 financial statements.

 Gross Income

     Rail's 2001 gross income of $676.4 million was essentially flat with 2000. Excluding DEC's gross income of $25.6 million, Rail's gross income decreased $25.2 million from the prior year.

     Rental revenue was $602.9 million in 2001 excluding DEC, a decrease of $3.5 million from 2000, despite a slight increase in active railcars. Lease rates were affected by excess capacity in the leasing market, which in turn negatively impacted rental revenue. Excluding railcars managed for others or owned by affiliates, Rail had approximately 100,000 railcars on lease throughout North America at December 31, 2001, compared to 101,000 railcars in the previous year. North American utilization was 91% at December 31, 2001 on a total fleet of 110,000 railcars, compared to 92% at the end of 2000. Rail added 4,000 cars in 2001, a sharp decrease from the 8,000 cars added in 2000, as a result of limiting new railcar orders in response to the weakened rail market.

     Asset remarketing income of $2.9 million in 2001 was $15.2 million lower than the prior year. Share of affiliates' earnings of $7.4 million in 2001 decreased $13.2 million. The decrease in both asset remarketing income and share of affiliates' earnings was partly attributable to the gain on sale of six-axle locomotives in 2000. Rail and its affiliate Locomotive Leasing Partners, LLC reconfigured the locomotive fleet from six-axle locomotive to four-axle locomotives, which resulted in asset sales of wholly owned equipment and of assets held within the joint venture. Additionally, share of affiliates' earnings decreased $3.4 million in 2001 primarily due to nonrecurring accounting adjustments.

 Ownership Costs

     Ownership costs of $337.3 million in 2001 increased $17.1 million from 2000, and include approximately $10.4 million related to DEC. Excluding the impact of DEC, the $6.7 million increase in ownership costs from the prior year period is primarily due to the full year impact of new car additions in 2000.

 Maintenance Expense

     Maintenance expense was $136.9 million in 2001 compared to $127.8 million in 2000, an increase of $9.1 million. Excluding DEC's 2001 repair costs of $12.1 million, maintenance expense was $3.0 million lower than 2000. The decrease was primarily due to aggressive cost reduction efforts.

 Other Operating Expenses

     Rail's other operating expenses of $49.6 million in 2001 included $24.5 million of non-comparable items, of which $19.7 million related to the closing of its East Chicago repair facility. Excluding the non-comparable items, other operating expenses increased $11.4 million as costs in 2001 included higher storage expense due to a larger idle fleet. In addition, there was an increase to the general liability insurance reserve.

 Selling, General and Administrative

     SG&A expenses increased $4.7 million in 2001 from the prior year period to $84.1 million. Excluding $6.2 million attributable to DEC, SG&A expenses decreased $1.5 million in 2001. Increased international business development costs of $4.9 million were offset by a reduction in personnel costs and lower discretionary spending.

 Provision for Possible Losses

     Rail's provision for possible losses of $.6 million in 2001 decreased $1.1 million from the prior year.

 Reduction in Work Force Charges

     During 2001, Rail recorded a pre-tax charge of $5.3 million related to a reduction in workforce. This action was part of the Parent Company's previously announced initiative to reduce SG&A expenses in response to current economic conditions. The reduction in workforce charges included involuntary employee separation and benefit costs for 47 employees, as well as occupancy and other costs.

 Net Income

     Rail's net income of $44.1 million in 2001 was $38.1 million lower than the prior year primarily due to closure costs related to its East Chicago repair facility, unfavorable market conditions and other nonrecurring charges.

 FINANCIAL SERVICES

 Gross Income

     Financial Services' gross income of $842.5 million in 2001 increased $134.3 million over the prior year principally due to higher lease income generated from a larger investment portfolio, and higher asset remarketing income. This increase was partially offset by a decrease in share of affiliates' earnings.

     Lease income of $512.4 million increased $131.3 million from 2000, primarily from new leases within the technology portfolio. In the first quarter of 2001, Financial Services acquired a portfolio of technology leases from El Camino Resources that contributed significantly to the increase in lease income. Marine operating revenue of $77.7 million decreased $10.5 million from the prior year.

     Asset remarketing income was $96.1 million, $51.2 million higher than 2000. The increase in asset remarketing income was driven by larger gains within the specialty and technology portfolios. Gains on the sale of securities, which are primarily derived from warrants received as part of financing and leasing transactions with start-up companies, were $38.7 million, a decrease of $13.6 million from the prior year.

     Interest income increased $11.2 million to $71.3 million in 2001 primarily due to an increase in average loan balances at Venture.

     Financial Services' share of affiliates' earnings decreased $32.0 million to $25.4 million in 2001 due primarily to losses incurred by telecommunication joint ventures. 2001 earnings from telecom affiliates included $35.6 million for provision for possible losses and asset impairment charges.

 Ownership Costs

     Ownership costs, including interest, depreciation and amortization and operating lease expense, of $494.6 million increased $93.9 million in 2001 due to higher depreciation and amortization and interest expense. Depreciation and amortization expense of $291.4 million increased $79.2 million from 2000 reflecting the higher level of investment in operating lease assets, specifically technology and air assets. Interest expense increased $22.0 million in 2001 to $182.8 million reflecting higher average debt balances associated with funding new investment activity. Operating lease expense was comparable year over year.

 Selling, General and Administrative

     SG&A expenses of $140.5 million in 2001 increased $21.1 million over the prior year due to higher human resource and administrative expenses associated with an overall increase in business activity and increased legal expenses associated with the Airlog litigation (see discussion of litigation charges below). This increase was partially offset by a reduction in incentive compensation.

 Provision for Possible Losses

     The provision for losses at Financial Services of $97.8 million in 2001 increased $81.8 million from 2000. This increase reflected the weakness in the economy and the deterioration of certain venture, steel and telecom investments. The allowance for possible losses decreased $2.6 million from December 31, 2000 to $86.5 million and was approximately 6.1% of reservable assets, down from 6.5% at the prior year end. Net charge-offs of reservable assets totaled $100.4 million for the year ended December 31, 2001, and were comprised primarily of venture, telecommunications, and specialty finance investments.

 Asset Impairment Charges

     Asset impairment charges of $85.2 million increased $80.2 million from 2000. Asset impairment in the telecom and air portfolios amounted to $67.8 million and $7.8 million respectively, for the year ended December 31, 2001.

 Provision (Reversal) for Litigation Charges

     GFC, formerly known as GATX Capital Corporation (GCC), was a party to litigation arising from the issuance by the Federal Aviation Administration of Airworthiness Directive 96-01-03 in 1996, the effect of which significantly reduced the amount of freight that ten 747 aircraft were authorized to carry. GATX/Airlog, a California partnership in which a subsidiary of GCC was a partner, through a series of contractors, modified these aircraft from passenger to freighter configuration between 1988 and 1994. GCC reached settlements covering five of the aircraft, and the remaining five were the subject of this litigation.

     On February 16, 2001, a jury found that GATX/Airlog breached certain warranties under the applicable aircraft modification agreements, and fraudulently failed to disclose information to the operators of the aircraft. In 2001, GCC reached settlement with each of the plaintiffs in this litigation.

     GFC had recorded a pre-tax charge of $160.5 million in 2000 to accrue for its obligation under the various settlement agreements. Upon settlement of these matters, $13.1 million of the previously recorded provision was reversed in 2001.

 Reduction in Work Force Charges

     During 2001, Financial Services recorded a pre-tax charge of $5.6 million related to a reduction in workforce. This action was part of the Parent Company's previously announced initiative to SG&A expenses in response to current economic conditions. The reduction in workforce charge included involuntary employee separation and benefit costs for 88 employees, as well as occupancy and other costs.

 Net Loss

     Net loss for 2001 was $18.9 million, principally the result of increases to the loss provision and asset impairment charges. Net loss for 2000 was $30.4 million and included an after-tax litigation charge of $97.6 million.

 OTHER

     Other net income of $18.2 million increased $5.1 million from the prior year. A decrease in net interest expense reflects the utilization of the proceeds from the sale of the Terminals business.

 INCOME TAXES

     The 2001 consolidated effective tax rate for continuing operations was 24% compared to the 2000 rate of 37%. The 2001 tax provision was impacted by a favorable deferred tax adjustment attributable to a reduction in foreign tax rates.

 DISCONTINUED OPERATIONS

     At December 31, 2001, substantially all discontinued operations were sold. A net after-tax gain of $173.9 million was recognized on the sales of Terminals' assets in 2001.

     Operating results for 2001 were $2.7 million, down $34.4 million from the prior year. Comparisons between periods were affected by the timing of the sale of Terminals' assets.

BALANCE SHEET DISCUSSION

 ASSETS

     Total assets increased to $6.7 billion in 2002 from $6.5 billion in 2001. Operating lease investments, railcars and service facilities, and other assets increased over the prior year due to increased aircraft investment and the purchase of the remaining interest in KVG.

     In addition to the $6.7 billion of assets recorded on the balance sheet, GFC utilizes approximately $1.4 billion of other assets, such as railcars and aircraft, which were financed with operating leases and therefore are not recorded on the balance sheet. The $1.4 billion of off balance sheet assets represents the present value of GFC's committed future operating lease payments at a 10% discount rate.

     The following table presents continuing assets (on and off balance sheet) by segment and business lines (in millions):

                                        2002                             2001
                           ------------------------------   ------------------------------
                              ON        OFF                    ON        OFF
                           BALANCE    BALANCE     TOTAL     BALANCE    BALANCE     TOTAL
DECEMBER 31                 SHEET      SHEET      ASSETS     SHEET      SHEET      ASSETS
-----------                --------   --------   --------   --------   --------   --------
GATX RAIL................  $2,289.9   $1,291.2   $3,581.1   $2,280.9   $1,285.2   $3,566.1
FINANCIAL SERVICES
  Air....................   1,890.3       63.2    1,953.5    1,333.4       52.1    1,385.5
  Specialty Finance......     978.7       21.8    1,000.5    1,077.8       17.8    1,095.6
  Technology.............     691.9       11.2      703.1      924.1        6.7      930.8
  Venture Finance........     251.0        3.1      254.1      346.2        2.7      348.9
                           --------   --------   --------   --------   --------   --------
TOTAL FINANCIAL
  SERVICES...............   3,811.9       99.3    3,911.2    3,681.5       79.3    3,760.8
OTHER....................     561.9        6.0      567.9      535.5         --      535.5
                           --------   --------   --------   --------   --------   --------
                           $6,663.7   $1,396.5   $8,060.2   $6,497.9   $1,364.5   $7,862.4
                           ========   ========   ========   ========   ========   ========

 RECEIVABLES

     Receivables, including finance leases and loans, decreased $308.5 million compared to the prior year primarily due to lower finance lease investments at Technology and lower loan balances at Venture.

 ALLOWANCE FOR POSSIBLE LOSSES

     The purpose of the allowance is to provide an estimate of credit losses inherent in the investment portfolio. GFC sets the allowance by assessing overall risk and potential losses in the portfolio and by reviewing the Company's historical loss experience. GFC charges off amounts that management considers unrecoverable from obligors or through the disposition of collateral. GFC assesses the recoverability of investments by considering factors such as a customer's payment history and financial position, and the value of collateral based on internal and external appraisal sources.

     The following summarizes changes in the allowance for losses (in millions):

                                                                DECEMBER 31
                                                              ----------------
                                                               2002     2001
                                                              ------   -------
Balance at the beginning of the year........................  $ 89.2   $  95.2
Provision for possible losses...............................    36.6      98.4
Charges to allowance........................................   (56.0)   (105.2)
Recoveries and other........................................     7.4        .8
                                                              ------   -------
Balance at end of the year..................................  $ 77.2   $  89.2
                                                              ======   =======

     There were no material changes in estimation methods and assumptions for the allowance that took place during 2002. The allowance for possible losses is periodically reviewed for adequacy by considering changes in economic conditions and credit quality indicators. GFC believes that the allowance is adequate to cover losses inherent in the portfolio as of December 31, 2002. Because the allowance is based on judgments and estimates, it is possible that those judgments and estimates could change in the future, causing a corresponding change in the recorded allowance.

     The allowance for possible losses of $77.2 million decreased $12.0 million from the prior year. Financial Services' allowance for possible losses decreased $17.9 million and represented 6.3% of reservable assets, an increase from the prior year of 6.1%. Rail's allowance for possible losses increased $5.8 million in 2002. Consolidated net charge-offs totaled $53.0 million for the year, a decrease of $51.4 million from 2001. The

2002 charge-offs were primarily in technology and venture investments while 2001 charge-offs were in largely telecom investments.

  NON-PERFORMING INVESTMENTS

     Leases and loans that are 90 days or more past due, or where reasonable doubt exists as to timely collection of payments, are generally classified as non-performing. Non-performing investments do not include operating lease assets that are off lease or held for sale, or investments within joint ventures. Lease or interest income accrued but not collected is reversed when a lease or loan is classified as non-performing. Payments received on non-performing leases and loans for which the ultimate collectibility of principal is uncertain are applied as principal reductions. Otherwise, such collections are credited to income when received.

     Financial Services' non-performing investments at December 31, 2002 were $94.9 million, $1.5 million lower than the prior year amount of $96.4 million. Non-performing investments as a percentage of Financial Services' investments were 3.3% and 3.3% as of December 31, 2002 and 2001, respectively.

  OPERATING LEASE ASSETS, FACILITIES AND OTHER

     Net operating lease assets and facilities increased $509.4 million from 2001 mainly due to investments in aircraft and the KVG acquisition.

  PROGRESS PAYMENTS

     GFC classifies amounts deposited toward the construction of wholly owned aircraft and other equipment, including capitalized interest, as progress payments. Progress payments made for aircraft owned by joint ventures in which GFC participates are classified as investments in affiliated companies. The progress payments reported in 2002 and 2001 relate primarily to GFC's commitment to purchase 10 Boeing 737-800 aircraft from 2002-2003, and 19 Airbus A320 family aircraft from 2001-2004.

  INVESTMENTS IN AFFILIATED COMPANIES

     Investments in affiliated companies decreased $62.0 million in 2002, of which $53.0 million was due to the reclassification of KVG from investments in affiliated companies to a wholly owned subsidiary resulting from the acquisition of the remaining interest in KVG. GFC invested $93.3 million and $246.5 million in joint ventures in 2002 and 2001, respectively. Share of affiliates' earnings were $48.4 million and $32.8 million in 2002 and 2001, respectively. Distributions from affiliates were $148.8 million and $225.6 million in 2002 and 2001, respectively.

     The following table shows GFC's investment in affiliated companies by segment and business unit (in millions):

                                                                DECEMBER 31
                                                              ---------------
                                                               2002     2001
                                                              ------   ------
GATX RAIL...................................................  $145.0   $200.6
FINANCIAL SERVICES
  Air.......................................................   470.5    483.4
  Specialty Finance.........................................   213.4    205.9
  Technology................................................    15.2     14.1
  Venture Finance...........................................     6.8      8.9
                                                              ------   ------
TOTAL FINANCIAL SERVICES....................................   705.9    712.3
                                                              ------   ------
                                                              $850.9   $912.9
                                                              ======   ======

  OTHER ASSETS

     Other assets of $242.3 million at December 31, 2002 were $100.6 million higher than the prior year primarily due to increases in prepaid pension, fair value of derivatives and deferred financing costs.

  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses of $374.9 million increased $32.6 million compared to the prior year largely due to the acquisition of KVG.

  DEBT

     Total debt decreased $95.0 million since the end of 2001. Nonrecourse debt decreased $114.8 million as investments at Technology declined year over year.

     GFC issued $1.3 billion of debt in 2002. Significant borrowings included secured financing supported by the European Credit Agencies (ECA) and the Export-Import Bank of the United States (Ex-Im) for Airbus A320 and Boeing 737 aircraft deliveries, other secured aircraft financings, senior unsecured term notes and technology nonrecourse financing.

     The following table summarizes GFC's debt by major component, including off balance sheet debt, as of December 31, 2002 (in millions):

                                                         SECURED    UNSECURED    TOTAL
                                                         --------   ---------   --------
Short-Term Debt........................................  $     --   $   27.1    $   27.1
Unsecured Notes........................................        --    1,984.3     1,984.3
Bank Loans.............................................     188.2      255.9       444.1
ECA and Ex-Im Debt.....................................     618.1         --       618.1
Nonrecourse Debt.......................................     594.6         --       594.6
Other Long-Term Debt...................................      54.5      115.5       170.0
Capital Lease Obligations..............................     143.7         --       143.7
                                                         --------   --------    --------
Balance Sheet Debt.....................................   1,599.1    2,382.8     3,981.9
Recourse Off Balance Sheet Debt........................   1,043.1         --     1,043.1
Nonrecourse Off Balance Sheet Debt.....................     353.4         --       353.4
                                                         --------   --------    --------
Total Debt.............................................  $2,995.6   $2,382.8    $5,378.4

  DEFERRED INCOME TAXES

     Deferred income taxes of $558.2 million increased $168.7 million from the end of 2001 due to accelerated tax depreciation, including bonus depreciation (30% accelerated depreciation on new equipment), 2002 pension plan contributions and the consolidation of KVG balances.

  TOTAL SHAREHOLDER'S EQUITY

     Shareholder's equity increased $53.6 million reflecting net income of $36.3 million and an equity infusion of $45.0 million, partially offset by dividends paid to GATX Corporation of $17.9 million and changes in accumulated other comprehensive loss of $9.8 million.

CASH FLOW DISCUSSION

     GFC generates a significant amount of cash from its operating activities and proceeds from its investment portfolio, which is used to service debt, pay dividends, and fund portfolio investments and capital additions. A continued weak environment could decrease demand for GFC's services, which in turn could impact the Company's ability to generate cash flow from operations and portfolio proceeds.

  NET CASH PROVIDED BY CONTINUING OPERATIONS

     Net cash provided by continuing operations of $498.7 million increased $251.9 million from 2001. Excluding the $141.0 million settlement of the Airlog litigation in 2001, cash flow from continuing operations was $110.9 million higher in 2002 primarily due to higher intercompany tax payments in 2001 related to the utilization of AMT credits. All cash received from asset dispositions (excluding the proceeds from the sale of the Terminals segment), including gain and return of principal, is reported in investing activities as portfolio proceeds or proceeds from other asset sales.

  PORTFOLIO INVESTMENTS AND CAPITAL ADDITIONS

     Portfolio investments and capital additions of $1.3 billion decreased $519.2 million from 2001.

     The following table presents portfolio investments and capital additions by segment and business lines (in millions):

                                                                  DECEMBER 31
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
GATX RAIL...................................................  $  117.5   $  370.1
FINANCIAL SERVICES
  Air.......................................................     571.5      574.2
  Technology................................................     253.8      431.3
  Venture Finance...........................................     120.8      259.4
  Specialty Finance.........................................     206.8      147.8
  Other.....................................................       1.4        8.2
                                                              --------   --------
TOTAL FINANCIAL SERVICES....................................   1,154.3    1,420.9
                                                              --------   --------
                                                              $1,271.8   $1,791.0
                                                              ========   ========

     Air investments included $518.0 million of progress payments and final delivery payments for aircraft in 2002. The number of aircraft in which GFC has an ownership interest increased 12% from 173 in 2001 to 193 in 2002. Included in Air's 2001 investments was the acquisition of an interest in the Pembroke Group for $70.4 million. Investments at Technology and Venture were significantly lower in 2002. In 2001, Technology acquired a portfolio of leases from El Camino Resources for $129.8 million, net of the assumption of $255.6 million of nonrecourse debt. In December 2002, Rail purchased the remaining 50.5% interest of KVG, a portion of which was funded in 2003. Rail's 2001 capital additions included the DEC acquisition for $95.8 million and the acquisition of approximately 4,000 railcars and locomotives for $243.3 million. Future portfolio investments and capital additions (excluding contractual commitments) will be dependent on market conditions and opportunities to acquire desirable assets.

  PORTFOLIO PROCEEDS

     Portfolio proceeds of $882.8 million decreased $143.4 million from 2001 primarily due to lower cash distributions from joint venture investments, particularly in Air, disposals of leased equipment and sales of securities, offset by higher loan principal and finance lease payments received. The timing of assets coming off lease, opportunities to renew leases at attractive rates, and the composition of the investment portfolio all contributed to the decrease in portfolio proceeds.

  PROCEEDS FROM OTHER ASSET SALES

     Proceeds from other asset sales of $110.8 million in 2002 included $93.6 million from the sale-leaseback of railcars with GATX Rail Holdings I, Inc. (Rail Holdings), a wholly owned subsidiary of GATX Corporation. Proceeds from the sale-leaseback of railcars were $189.2 million in 2001.

  PROCEEDS FROM SALE OF A PORTION OF SEGMENT

     Proceeds from the sale of a portion of a segment of $3.2 million in 2002, and $896.0 million net of taxes paid in 2001, were related to the sale of Terminals' assets.

  NET CASH USED IN FINANCING ACTIVITIES FOR CONTINUING OPERATIONS

     Net cash used in financing activities of continuing operations was $195.3 million in 2002 compared to $393.5 million in 2001. Net proceeds from issuance of long-term debt were $1.3 billion in 2002. Significant financings in 2002 included $321.7 million of U.S. Export-Import Bank aircraft financing, $241.0 million of aircraft financing from the European Credit Agencies, $250.0 million of senior unsecured term notes and $240.3 million of technology nonrecourse financing. Short-term debt decreased $274.4 million from the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     GFC funds investments and meets debt, lease, and dividend obligations through cash flow from operations, portfolio proceeds (including proceeds from asset sales), commercial paper borrowings, uncommitted money market lines, committed revolving credit facilities, the issuance of unsecured debt, and a variety of secured borrowings. GFC utilizes both the domestic and international bank and capital markets.

     GFC has revolving credit facilities totaling $778.3 million. GFC's credit facilities include three agreements for $350.0 million, $283.3 million, and $145.0 million expiring in 2003, 2004, and 2005, respectively. The $145.0 million facility which closed in July 2002 is intended to be utilized to meet short-term funding requirements. The $350.0 million and $283.3 million facilities were established as back-up lines. The revolving credit facilities contain various restrictive covenants, including an asset coverage test, requirements to maintain a defined minimum net worth and a certain fixed charges coverage ratio. At December 31, 2002, GFC was in compliance with the covenants and conditions of the credit facilities. As defined in the credit facilities, the net worth of GFC at December 31, 2002 was $1.5 billion, which was in excess of the most restrictive minimum net worth requirement of $1.1 billion. Additionally, the ratio of earnings to fixed charges as defined by the credit facilities was 1.6x for the December 31, 2002 period, in excess of the most restrictive agreement amount of 1.3x. At December 31, 2002, all credit facilities were unused and available.

     Secured financings are comprised of the sale-leaseback of railcars, loans secured by railcars and aircraft, technology nonrecourse financing, and a commercial paper (CP) conduit securitization facility. The railcar sale-leasebacks qualify as operating leases and the assets or liabilities associated with this equipment are not recorded on the balance sheet. In December 2002, GFC closed the $100 million CP conduit securitization facility which can be renewed annually. At December 31, 2002, no amounts had been funded through this facility.

     GFC has a $1.0 billion shelf registration for debt securities, of which $850.0 million has been issued.

     The availability of these funding options may be adversely impacted by certain factors including the global capital market environment and outlook as well as GFC's financial performance and outlook. Access to capital markets at competitive interest rates is partly dependent on GFC's credit rating as determined primarily by rating agencies such as Standard & Poor's (S&P) and Moody's Investor Service (Moody's). As of March 19, 2003, GFC's credit ratings on its long-term unsecured debt were BBB and Baa3 at S&P and Moody's, respectively. GFC's credit ratings on its commercial paper were A-3 and Prime-3 at S&P and Moody's, respectively. On February 3, 2003, S&P placed GFC's long-term unsecured debt on credit watch with negative implications. GFC's existing credit rating situation has increased the cost of borrowing from prior years. Also, GFC's access to the commercial paper market has been seriously constrained and GFC has experienced greater difficulty accessing the long-term unsecured capital market on a cost efficient basis.

     In 2002, GFC arranged financing supported by the European Credit Agencies to fund GFC's 2001-2004 Airbus A320 aircraft deliveries. Additionally, GFC received approval from the Export-Import Bank of the United States to provide credit support to finance GFC's 2002-2003 Boeing 737 aircraft deliveries. GFC expects that it will be able to meet its contractual obligations for 2003 and 2004 through a combination of its current cash position, projected cash flow from operations and portfolio proceeds, and its existing financing commitments without the utilization of any back-up credit facilities.

     At December 31, 2002, GFC's contractual commitments, including debt maturities, lease payments, and unconditional purchase obligations were (in millions):

                                                          PAYMENTS DUE BY PERIOD
                                      --------------------------------------------------------------
                                                                                            YEARS
                                       TOTAL       2003      2004     2005    2006-2007   THEREAFTER
                                      --------   --------   ------   ------   ---------   ----------
Long-Term Debt......................  $3,749.1   $  850.6   $486.7   $497.0   $  902.0     $1,012.8
Capital Lease Obligations...........     207.2       33.0     31.3     20.2       33.7         89.0
Operating Leases -- Recourse........   1,971.0      137.5    143.7    155.0      285.8      1,249.0
Operating Leases -- Nonrecourse.....     717.5       46.3     46.2     47.8       89.5        487.7
Unconditional Purchase
  Obligations.......................   1,005.3      418.7    289.0     95.9      181.6         20.1
Other...............................      65.9       31.1       --     34.8         --           --
                                      --------   --------   ------   ------   --------     --------
                                      $7,716.0   $1,517.2   $996.9   $850.7   $1,492.6     $2,858.6
                                      ========   ========   ======   ======   ========     ========

     GFC has total unconditional purchase obligations of $1,005.3 million, consisting primarily of committed aircraft deliveries and railcar orders. Other unconditional purchase obligations include $76.7 million of specialty finance obligations primarily related to business jet aircraft and marine equipment purchases, and $47.4 million related to new technology and venture investments. Additionally, under the terms of the DEC acquisition agreement, GFC is obligated to invest $65.9 million in DEC over the next three years.

     At December 31, 2002, GFC's unconditional purchase obligations by segment and business unit were (in millions):

                                                  PAYMENTS DUE BY PERIOD
                                -----------------------------------------------------------
                                                                                   YEARS
                                 TOTAL      2003     2004    2005    2006-2007   THEREAFTER
                                --------   ------   ------   -----   ---------   ----------
GATX RAIL.....................  $  498.1   $105.7   $ 96.9   $93.8    $181.6       $20.1
FINANCIAL SERVICES
  Air.........................     383.1    224.9    158.2      --        --          --
  Technology..................      10.6     10.6       --      --        --          --
  Specialty Finance...........      76.7     46.1     30.6      --        --          --
  Venture Finance.............      36.8     31.4      3.3     2.1        --          --
                                --------   ------   ------   -----    ------       -----
TOTAL FINANCIAL SERVICES......     507.2    313.0    192.1     2.1        --          --
                                --------   ------   ------   -----    ------       -----
                                $1,005.3   $418.7   $289.0   $95.9    $181.6       $20.1
                                ========   ======   ======   =====    ======       =====

     In connection with certain investments or transactions, GFC has entered into various commercial commitments, such as guarantees and standby letters of credit, which could potentially require performance in the event of demands by third parties. Similar to GFC's balance sheet investments, these guarantees expose GFC to credit and market risk; accordingly GFC evaluates commitment and other contingent obligations using the same techniques used to evaluate funded transactions.

     Lease and loan payment guarantees generally involve guaranteeing repayment of the financing utilized to acquire assets being leased by an affiliate to customers, and are in lieu of making direct equity investments in the affiliate. GFC also provides a guarantee related to $175.0 million of convertible debt issued by the Parent Company in 2002. GFC is not aware of any event of default which would require it to satisfy these guarantees, and expects the affiliates to generate sufficient cash flow to satisfy their lease and loan obligations.

     Asset residual value guarantees represent GFC's commitment to third parties that an asset or group of assets will be worth a specified amount at the end of a lease term. Over 50% of the asset residual value guarantees are related to rail equipment. Based on known and expected market conditions, management does not believe that the asset residual value guarantees will result in any negative financial impact to GFC.

     GFC and its subsidiaries are also parties to letters of credit and bonds. No material claims have been made against these obligations. At December 31, 2002, GFC does not expect any material losses to result from these off-balance sheet instruments because performance is not anticipated to be required.

     GFC's commercial commitments at December 31, 2002 were (in millions):

                                                  AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                            -------------------------------------------------------
                                                                                           YEARS
                                            TOTAL    2003    2004    2005    2006-2007   THEREAFTER
                                            ------   -----   -----   -----   ---------   ----------
Affiliate Debt -- Recourse to GFC.........  $ 89.2   $36.9   $23.0   $11.9    $  1.6       $ 15.8
Loan Guarantee -- Parent Company
  Convertible Debt........................   175.0      --      --      --     175.0           --
Other Loan Guarantees.....................    14.7     3.2    10.3      --       1.2           --
Residual Value Guarantees.................   602.9    19.3    12.6    20.1     156.3        394.6
Lease Payment Guarantees..................    60.2      --      --      --        --         60.2
Standby Letters of Credit and Bonds.......     1.6     1.6      --      --        --           --
                                            ------   -----   -----   -----    ------       ------
                                            $943.6   $61.0   $45.9   $32.0    $334.1       $470.6
                                            ======   =====   =====   =====    ======       ======

     At December 31, 2002, $516.8 million of subsidiary net assets were restricted, limiting the ability of GFC to transfer assets to the Parent Company in the form of loans, advances or dividends. Restricted assets are defined as GFC's equity, less intercompany receivables from the Parent Company, less the amount that could be transferred to the Parent Company. The net asset restrictions of GFC result from covenants under its revolving credit agreements and indentures. Such restrictions are not expected to have an adverse impact on the ability of GFC to meet its cash obligations.

CRITICAL ACCOUNTING POLICIES

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to use judgment in making estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses and related disclosures. The Company regularly evaluates its estimates and judgments based on historical experience and other relevant factors and circumstances.

     The Company considers the following as critical accounting policies:

     Operating lease assets and facilities -- Operating lease assets and facilities are stated principally at cost. Assets acquired under capital leases are included in operating lease assets and the related obligations are recorded as liabilities. Provisions for depreciation include the amortization of the cost of capital leases. Operating lease assets and facilities are depreciated using the straight-line method to an estimated residual value. Railcars, locomotives, aircraft, marine vessels, buildings and leasehold improvements are depreciated over the estimated useful lives of the assets. Technology equipment is depreciated to an estimated residual value over the term of the lease contract. The Company periodically reviews the appropriateness of depreciable lives and residual values based on physical and economic factors, as well as existing market conditions.

     Impairment of long-lived assets -- A review for impairment of long-lived assets, such as operating lease assets and facilities, is performed whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated future net cash flows expected to be generated by the asset. Estimated future cash flows are based on a number of assumptions including lease rates, lease term, operating costs, life of the asset and disposition proceeds. If such assets are considered to be impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the assets exceeds fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs.

     Allowance for possible losses -- The purpose of the allowance is to provide an estimate of credit losses with respect to reservable assets inherent in the investment portfolio. Reservable assets include gross receivables, loans and finance leases. GFC sets the allowance by assessing overall risk and total potential losses in the portfolio and by reviewing historical loss experience. GFC charges off amounts that management considers unrecoverable from obligors or the disposition of collateral. GFC assesses the recoverability of investments by considering factors such as a customer's payment history and financial position. The allowance for possible losses is periodically reviewed for adequacy considering changes in economic conditions, collateral values, credit quality indicators and customer-specific circumstances. GFC believes that the allowance is adequate to cover losses inherent in the portfolio as of December 31, 2002. Because the allowance is based on judgments and estimates, it is possible that those judgments and estimates could change in the future, causing a corresponding change in the recorded allowance.

     Investments in affiliated companies -- Investments in affiliated companies represent investments in domestic and foreign companies and joint ventures that are in businesses similar to those of GFC, such as commercial aircraft leasing, rail equipment leasing, technology equipment leasing and other business activities, including ventures that provide asset residual value guarantees in both domestic and foreign markets. Investments in 20 to 50 percent-owned companies and joint ventures are accounted for under the equity method and are shown as investments in affiliated companies. Certain investments in joint ventures that exceed 50% ownership are not consolidated and are also accounted for using the equity method as GFC does not have effective or voting control of these legal entities. The investments in affiliated companies are initially recorded at cost and are subsequently adjusted for GFC's share of the affiliate's undistributed earnings. Distributions, which reflect both dividends and the return of principal, reduce the carrying amount of the investment.

NEW ACCOUNTING PRONOUNCEMENTS

     See Note 1 to the consolidated financial statements for a summary of new accounting pronouncements that may impact GFC's business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     GFC is exposed to certain market risks, including changes in interest rates and currency exchange rates. To manage these risks, GFC, pursuant to established and authorized policies, enters into certain derivative transactions, principally interest rate swaps, Treasury derivatives and currency swaps. These instruments and other derivatives are entered into for hedging purposes only. GFC does not hold or issue derivative financial instruments for speculative purposes.

     GFC's interest expense is affected by changes in interest rates as a result of its use of variable rate debt instruments. Based on GFC's variable rate debt instruments at December 31, 2002, if market rates were to increase hypothetically by 10% of GFC's weighted average floating rate, after-tax interest expense would increase by approximately $2.4 million in 2003.

     Changes in certain currency exchange rates would also affect GFC's reported earnings. Based on 2002 reported earnings from continuing operations, a uniform and hypothetical 10% strengthening in the U.S. dollar versus applicable foreign currencies would decrease after-tax income from continuing operations in 2003 by approximately $1.3 million.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors of GATX Financial Corporation

     We have audited the accompanying consolidated balance sheets of GATX Financial Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholder's equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GATX Financial Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

     As discussed in Note 1 to the financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets, and in 2001 the Company changed its method of accounting for derivatives.

                                          ERNST & YOUNG LLP

Chicago, Illinois
January 27, 2003

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                       IN MILLIONS
GROSS INCOME
Lease income................................................  $1,016.0   $1,140.3   $  987.6
Marine operating revenue....................................      79.7       77.7       88.2
Interest income.............................................      55.1       71.3       60.1
Asset remarketing income....................................      54.7       99.0       57.2
Gain on sale of securities..................................       3.9       38.7       52.3
Fees........................................................      17.6       19.5       19.7
Other.......................................................      71.8       67.9       70.5
                                                              --------   --------   --------
Revenues....................................................   1,298.8    1,514.4    1,335.6
Gain on extinguishment of debt..............................      18.0         --         --
Share of affiliates' earnings...............................      48.4       32.8       78.8
                                                              --------   --------   --------
TOTAL GROSS INCOME..........................................   1,365.2    1,547.2    1,414.4

OWNERSHIP COSTS
Depreciation and amortization...............................     348.9      397.8      316.7
Interest, net...............................................     209.0      249.0      244.8
Operating lease expense.....................................     185.8      184.2      168.8
                                                              --------   --------   --------
TOTAL OWNERSHIP COSTS.......................................     743.7      831.0      730.3

OTHER COSTS AND EXPENSES
Maintenance expense.........................................     146.4      137.5      127.7
Marine operating expenses...................................      60.7       59.7       60.1
Other operating expenses....................................      36.6       54.5       11.0
Selling, general and administrative.........................     186.3      225.3      199.4
Provision for possible losses...............................      36.6       98.4       17.7
Asset impairment charges....................................      40.5       85.2        5.0
Provision (reversal) for litigation charges.................        --      (13.1)     160.5
Reduction in workforce charges..............................      16.9       10.9         --
Fair value adjustments for derivatives......................       3.5         .5         --
                                                              --------   --------   --------
TOTAL OTHER COSTS AND EXPENSES..............................     527.5      658.9      581.4

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE....................      94.0       57.3      102.7
INCOME TAX PROVISION........................................      29.0       13.9       37.8
                                                              --------   --------   --------
INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE......................................      65.0       43.4       64.9

DISCONTINUED OPERATIONS
Operating results, net of taxes.............................        --        2.7       37.1
Gain on sale of portion of segment, net of taxes............       6.2      173.9         --
                                                              --------   --------   --------
TOTAL DISCONTINUED OPERATIONS...............................       6.2      176.6       37.1
                                                              --------   --------   --------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE........      71.2      220.0      102.0
CUMULATIVE EFFECT OF ACCOUNTING CHANGE......................     (34.9)        --         --
                                                              --------   --------   --------
NET INCOME..................................................  $   36.3   $  220.0   $  102.0
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
                                                                   IN MILLIONS
ASSETS

CASH AND CASH EQUIVALENTS...................................  $   230.7   $   222.9
RESTRICTED CASH.............................................      140.9       134.4

RECEIVABLES
Rent and other receivables..................................       92.6       123.4
Finance leases..............................................      713.0       867.5
Loans.......................................................      434.2       557.4
Less: allowance for possible losses.........................      (77.2)      (89.2)
                                                              ---------   ---------
                                                                1,162.6     1,459.1
OPERATING LEASE ASSETS, FACILITIES AND OTHER
Railcars and service facilities.............................    2,979.3     2,932.9
Operating lease investments and other.......................    2,250.1     1,771.0
Less: allowance for depreciation............................   (2,001.2)   (1,985.1)
                                                              ---------   ---------
                                                                3,228.2     2,718.8
Progress payments for aircraft and other equipment..........      140.9       281.1
                                                              ---------   ---------
                                                                3,369.1     2,999.9

DUE FROM GATX CORPORATION...................................      422.5       440.4
INVESTMENTS IN AFFILIATED COMPANIES.........................      850.9       912.9
RECOVERABLE INCOME TAXES....................................       86.1        14.1
GOODWILL, NET...............................................       62.5        63.3
OTHER INVESTMENTS...........................................       96.1       109.2
OTHER ASSETS................................................      242.3       141.7
                                                              ---------   ---------
                                                              $ 6,663.7   $ 6,497.9
                                                              =========   =========
LIABILITIES AND SHAREHOLDER'S EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES.......................  $   374.9   $   342.3

DEBT
Short-term..................................................       27.1       288.4
Long-term:
  Recourse..................................................    3,216.5     2,916.1
  Nonrecourse...............................................      594.6       709.4
Capital lease obligations...................................      143.7       163.0
                                                              ---------   ---------
                                                                3,981.9     4,076.9

DEFERRED INCOME TAXES.......................................      558.2       389.5
OTHER LIABILITIES...........................................      247.0       241.1
                                                              ---------   ---------
TOTAL LIABILITIES...........................................    5,162.0     5,049.8

SHAREHOLDER'S EQUITY
Preferred stock.............................................      125.0       125.0
Common stock................................................        1.0         1.0
Additional capital..........................................      521.5       476.5
Reinvested earnings.........................................      933.0       914.6
Accumulated other comprehensive loss........................      (78.8)      (69.0)
                                                              ---------   ---------
TOTAL SHAREHOLDER'S EQUITY..................................    1,501.7     1,448.1
                                                              ---------   ---------
                                                              $ 6,663.7   $ 6,497.9
                                                              =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31
                                                              ---------------------------------
                                                                2002        2001        2000
                                                              ---------   ---------   ---------
                                                                         IN MILLIONS
OPERATING ACTIVITIES
Income from continuing operations, including accounting
  change....................................................  $    30.1   $    43.4   $    64.9
Adjustments to reconcile income from continuing operations
  to net cash provided by continuing operations:
    Realized gains on remarketing of leased equipment.......      (40.8)      (79.9)      (53.4)
    Gain on sales of securities.............................       (3.9)      (38.7)      (52.3)
    Depreciation and amortization...........................      364.9       413.6       331.1
    Provision for possible losses...........................       36.6        98.4        17.7
    Asset impairment charges................................       40.5        85.2         5.0
    Deferred income taxes...................................      113.2       (59.8)       31.7
    Gain on extinguishment of debt..........................      (18.0)         --          --
    Share of affiliates' earnings, net of dividends.........      (13.1)      (22.5)      (44.0)
    Cumulative effect of accounting change..................       34.9          --          --
    Provision (reversal) for litigation charges.............         --       (13.1)      160.5
    Payments related to litigation settlement...............         --      (141.0)       (6.0)
Other, including working capital............................      (45.7)      (38.8)      (10.9)
                                                              ---------   ---------   ---------
    Net cash provided by continuing operations..............      498.7       246.8       444.3

INVESTING ACTIVITIES
Additions to equipment on lease, net of nonrecourse
  financing for leveraged leases, operating lease assets and
  facilities................................................     (893.2)     (840.7)   (1,094.4)
Loans extended..............................................     (128.7)     (305.5)     (436.1)
Investments in affiliated companies.........................      (93.3)     (246.5)     (213.5)
Progress payments...........................................     (104.2)     (300.1)     (123.4)
Other investments...........................................      (52.4)      (98.2)      (29.1)
                                                              ---------   ---------   ---------
Portfolio investments and capital additions.................   (1,271.8)   (1,791.0)   (1,896.5)
Portfolio proceeds..........................................      882.8     1,026.2       627.3
Proceeds from other asset sales.............................      110.8       199.7       304.4
                                                              ---------   ---------   ---------
    Net cash used in investing activities of continuing
      operations............................................     (278.2)     (565.1)     (964.8)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt................    1,262.8       788.9     1,583.5
Repayment of long-term debt.................................   (1,206.5)   (1,018.8)   (1,072.2)
Net (decrease) increase in short-term debt..................     (274.4)     (231.9)      149.1
Net decrease in capital lease obligations...................      (22.2)       (1.1)      (15.8)
Equity contribution from GATX Corporation...................       45.0        50.0        35.0
Net increase (decrease) in amount due from GATX
  Corporation...............................................       17.9        92.0       (42.6)
Cash dividends paid to GATX Corporation.....................      (17.9)      (72.6)      (53.9)
                                                              ---------   ---------   ---------
    Net cash (used in) provided by financing activities of
      continuing operations.................................     (195.3)     (393.5)      583.1

NET TRANSFERS (TO) FROM DISCONTINUED OPERATIONS.............      (14.1)      (11.3)       26.3
                                                              ---------   ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM
  CONTINUING OPERATIONS.....................................       11.1      (723.1)       88.9
PROCEEDS FROM SALE OF PORTION OF SEGMENT....................        3.2     1,177.9          --
TAXES PAID ON GAIN FROM SALE OF SEGMENT.....................         --      (281.9)         --
                                                              ---------   ---------   ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS FROM DISCONTINUED
  OPERATIONS................................................         --          --          .3
                                                              ---------   ---------   ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................  $    14.3   $   172.9   $    89.2
                                                              =========   =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY

                                                                                       ACCUMULATED
                                                                                          OTHER
                                       PREFERRED   COMMON   ADDITIONAL   REINVESTED   COMPREHENSIVE
                                         STOCK     STOCK     CAPITAL      EARNINGS    INCOME (LOSS)    TOTAL
                                       ---------   ------   ----------   ----------   -------------   --------
                                                                     IN MILLIONS
BALANCE, JANUARY 1, 2000.............   $125.0      $1.0      $391.5       $719.1        $  1.9       $1,238.5
Comprehensive income:
  Net income.........................                                       102.0                        102.0
  Foreign currency translation
    gain.............................                                                     (29.2)         (29.2)
  Unrealized gain on securities,
    net..............................                                                      (7.0)          (7.0)
                                                                                                      --------
Comprehensive income.................                                                                     65.8
Equity infusion......................                           35.0                                      35.0
Dividends declared...................                                       (53.9)                       (53.9)
                                        ------      ----      ------       ------        ------       --------

BALANCE, DECEMBER 31, 2000...........   $125.0      $1.0      $426.5       $767.2        $(34.3)      $1,285.4
Comprehensive income:
  Net income.........................                                       220.0                        220.0
  Foreign currency translation
    loss.............................                                                      (3.3)          (3.3)
  Unrealized loss on securities,
    net..............................                                                     (24.5)         (24.5)
  Unrealized gain on derivative
    instruments......................                                                      (6.9)          (6.9)
                                                                                                      --------
Comprehensive income.................                                                                    185.3
Equity infusion......................                           50.0                                      50.0
Dividends declared...................                                       (72.6)                       (72.6)
                                        ------      ----      ------       ------        ------       --------

BALANCE, DECEMBER 31, 2001...........   $125.0      $1.0      $476.5       $914.6        $(69.0)      $1,448.1
Comprehensive income:
  Net income.........................                                        36.3                         36.3
  Foreign currency translation
    loss.............................                                                      (5.3)          (5.3)
  Unrealized loss on securities,
    net..............................                                                      (2.1)          (2.1)
  Unrealized loss on derivative
    instruments......................                                                      (2.4)          (2.4)
                                                                                                      --------
Comprehensive income.................                                                                     26.5
Equity infusion......................                           45.0                                      45.0
Dividends declared...................                                       (17.9)                       (17.9)
                                        ------      ----      ------       ------        ------       --------

BALANCE, DECEMBER 31, 2002...........   $125.0      $1.0      $521.5       $933.0        $(78.8)      $1,501.7
                                        ======      ====      ======       ======        ======       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                              YEAR ENDED DECEMBER 31
                                                              -----------------------
                                                              2002     2001     2000
                                                              -----   ------   ------
                                                                    IN MILLIONS
Net income..................................................  $36.3   $220.0   $102.0
Other comprehensive (loss) income, net of tax:
  Foreign currency translation loss.........................   (5.3)    (3.3)   (29.2)
  Unrealized loss on securities, net of Reclassification
     adjustments(a).........................................   (2.1)   (24.5)    (7.0)
  Unrealized loss on derivative instruments.................   (2.4)    (6.9)      --
                                                              -----   ------   ------
Other comprehensive loss....................................   (9.8)   (34.7)   (36.2)
                                                              -----   ------   ------
COMPREHENSIVE INCOME........................................  $26.5   $185.3   $ 65.8
                                                              =====   ======   ======
(a) Reclassification adjustments:
   Unrealized gain (loss) on securities.....................  $  .3   $ (1.0)  $ 24.6
   Less: reclassification adjustments for gains realized
    included in net income..................................   (2.4)   (23.5)   (31.6)
                                                              -----   ------   ------
   Net unrealized loss on securities........................  $(2.1)  $(24.5)  $ (7.0)
                                                              =====   ======   ======

  The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES

     Consolidation -- The consolidated financial statements include the accounts of GFC and its majority-owned subsidiaries. Investments in 20 to 50 percent-owned companies and joint ventures are accounted for under the equity method and are shown as investments in affiliated companies, with pre-tax operating results shown as share of affiliates' earnings. Certain investments in joint ventures that exceed 50% ownership are not consolidated and are also accounted for using the equity method as GFC does not have effective or voting control of these legal entities. The consolidated financial statements reflect the Terminals segment as discontinued operations for all periods presented.

     Cash Equivalents -- GFC considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     Restricted Cash -- Restricted cash is comprised of cash and cash equivalents which are restricted as to withdrawal and usage. GFC's restricted cash primarily includes an amount designated to fund the construction of railcars for a customer, and additional amounts maintained as required by contract for three bankruptcy remote, special-purpose corporations that are wholly owned by GFC.

     Operating Lease Assets and Facilities -- Operating lease assets and facilities are stated principally at cost. Assets acquired under capital leases are included in operating lease assets and the related obligations are recorded as liabilities. Provisions for depreciation include the amortization of capital leases. Operating lease assets and facilities listed below are depreciated over their respective estimated useful life to an estimated residual value using the straight-line method. Technology equipment, machinery and related equipment are depreciated over the term of the lease contract to an estimated residual value. The estimated useful lives of depreciable new assets are as follows:

Railcars....................................................  30 - 40 years
Locomotives.................................................       28 years
Aircraft....................................................       25 years
Buildings and leasehold improvements........................   5 - 50 years
Marine vessels..............................................  15 - 50 years

     Operating lease assets and facilities by segment and business unit are as follows (in millions):

                                                                   DECEMBER 31
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
GATX RAIL...................................................  $ 2,979.3   $ 2,932.9
FINANCIAL SERVICES
  Air.......................................................    1,265.2       558.1
  Specialty Finance.........................................      338.9       413.7
  Technology................................................      644.1       784.2
  Venture Finance...........................................        1.9         7.2
  Other.....................................................         --         7.8
                                                              ---------   ---------
TOTAL FINANCIAL SERVICES....................................    2,250.1     1,771.0
                                                              ---------   ---------
                                                                5,229.4     4,703.9
                                                              ---------   ---------
LESS: ALLOWANCE FOR DEPRECIATION............................   (2,001.2)   (1,985.1)
                                                              ---------   ---------
                                                              $ 3,228.2   $ 2,718.8
                                                              =========   =========

     Progress Payments for Aircraft and Other Equipment -- GFC classifies amounts paid toward the construction of wholly owned aircraft and other equipment, including capitalized interest, as progress payments.

     Investments in Affiliated Companies -- GFC has investments in 20 to 50 percent-owned companies and joint ventures and other investments in which GFC does not have effective or voting control. These investments are accounted for using the equity method. The investments in affiliated companies are initially recorded at cost, including goodwill at acquisition date, and are subsequently adjusted for GFC's share of affiliates' undistributed earnings. Distributions, which reflect both dividends and the return of principal, reduce the carrying amount of the investment.

     Goodwill -- Effective January 1, 2002, GFC adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Asset, which changed the accounting for goodwill. Under these new rules, goodwill is no longer amortized, but rather subject to an annual impairment test in accordance with the SFAS 142. In accordance with SFAS 142, GFC completed a review of all recorded goodwill. Fair values were established using discounted cash flows. Prior to January 1, 2002, the Company amortized goodwill over an estimated useful life of 10 to 40 years using the straight-line method. See Note 15 for further information.

     Long-Lived Assets -- Effective January 1, 2002, GFC adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Although the new rules maintain many of the fundamental recognition and measurement provisions of SFAS No. 121, they modify the criteria required to classify an asset as held-for-sale. SFAS No. 144 also supersedes certain provisions of APB Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be separately reported in discontinued operations during the period in which the losses are incurred (rather than as of the measurement date as presently required by APB 30). The adoption of this statement did not have a material impact on the Company's consolidated financial position or results of operations.

     A review for impairment of long-lived assets, such as operating lease assets and facilities, is performed whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. In 2002, asset impairment charges of $40.5 million include a $14.4 million goodwill impairment charge at Venture, as discussed in Note 15, along with additional impairment charges at Venture of $2.7 million. Additional impairment charges include $14.0 million at Technology, $2.8 million at Air, and $6.6 million at Specialty, including a $3.7 million charge related to the impair of two Gulfstream aircraft.

     Allowance for Possible Losses -- The purpose of the allowance is to provide for credit losses inherent in the investment portfolio. Reservable assets related to the allowance are gross receivables, finance leases and loans. Operating lease assets are subject to the impairment tests and are not reservable under current accounting standards. GFC sets the allowance by assessing overall risk and total potential losses in the portfolio and by reviewing GFC's historical loss experience. GFC charges off amounts that management considers unrecoverable from obligors or the disposition of collateral. GFC assesses the recoverability of investments by considering factors such as a customer's payment history and financial position, and the value of collateral based on internal and external appraisal sources. The allowance for possible losses is periodically reviewed for adequacy considering changes in economic conditions, collateral values and credit quality indicators. GFC believes that the allowance is adequate to cover losses inherent in the portfolio as of December 31, 2002. Because the allowance is based on judgments and estimates, it is possible that those judgments and estimates could change in the future, causing a corresponding change in the recorded allowance.

     Income Taxes -- United States income taxes have not been provided on the undistributed earnings of foreign subsidiaries and affiliates that GFC intends to permanently reinvest in these foreign operations. The cumulative amount of such earnings was $192.0 million at December 31, 2002.

     Other Liabilities -- Other liabilities include the accrual for post-retirement benefits other than pensions; environmental, general liability, litigation and workers' compensation reserves; and other deferred credits.

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

     The adoption of SFAS No. 133, as amended, in the first quarter of 2001, resulted in $1.1 million being recognized as expense in the consolidated statement of income and $4.7 million of unrealized gain in other comprehensive
(loss) income. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. GFC records the fair value of all derivatives as either other assets or long-term recourse debt in the balance sheet. At December 31, 2002, GFC had not discontinued any hedges because it was probable that the original forecasted transaction would not occur.

     Instruments that meet established accounting criteria are formally designated as qualifying hedges at the inception of the contract. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in fair value of underlying exposure both at inception of the hedging relationship and on an ongoing basis. The change in fair value of the ineffective portion of all hedges is immediately recognized in earnings. For the years ended December 31, 2002 and 2001, losses of $2.3 million and $.9 million, respectively, were recognized in earnings for hedge ineffectiveness. Derivatives that are not designated as qualifying hedges are adjusted to fair value through earnings immediately. For the years ended December 31, 2002 and 2001, income of $.2 million and $.4 million, respectively, were recognized in earnings for derivatives not qualifying as hedges.

     GFC uses interest rate and currency swap agreements, Treasury derivatives, and forward sale agreements, as hedges to manage its exposure to interest rate and currency exchange rate risk on existing and anticipated transactions. GFC also enters into foreign exchange forward contracts to hedge foreign currency exposure of a net investment in a foreign operation.

  Fair Value Hedges
     For derivatives designated as fair value hedges, changes in both the derivative and the hedged item attributable to the risk being hedged are recognized in earnings.

  Cash Flow Hedges
     For derivatives designated as cash flow hedges, the effective portion of the derivative's gain or loss is recorded as part of other comprehensive (loss) income in shareholders' equity and subsequently recognized in the income statement when the hedged forecasted transaction affects earnings. Gains and losses resulting from the early termination of derivatives designated as cash flow hedges are included in other comprehensive (loss) income and recognized in income when the original hedged transaction affects earnings.

  Hedge of Net Investment in Foreign Operations
     Changes in fair value of derivatives designated as a hedge of a net investment in foreign operations are included in other comprehensive (loss) income as part of the cumulative translation adjustment.

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

     Revenue Recognition -- Gross income includes rents on operating leases, accretion of income on finance leases and interest on loans. Operating lease income is recognized on a straight-line basis over the term of the underlying lease. Finance lease income is recognized on the basis of the interest method, which produces a constant yield over the term of the lease. Other income includes fees, gains on the sale of portfolio investments and equity securities and share of affiliates' earnings.

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

     Residual Values -- GFC has investments in the residual values of its leasing portfolio. The residual values represent the estimate of the values of the assets at the end of the lease contracts. GFC initially records these based on appraisals and estimates. Realization of the residual values is dependent on GFC's future ability to market the assets under existing market conditions. GFC reviews residual values periodically to determine that recorded amounts are appropriate. For finance leases, GFC reviews the estimated residual values of leased equipment at least annually, and any other-than-temporary declines in value are immediately charged to income. For operating leases, GFC reviews the estimated salvage values of leased equipment at least annually, and changes in values are recorded as adjustments to depreciation expense over the remaining useful life of the asset. In addition to a periodic review, if events or changes in circumstances trigger a review of operating lease assets for impairment, any such impairment is immediately charged to income as an impairment loss.

     Investments in Equity Securities -- GFC's venture portfolio includes stock warrants received from investee companies and common stock resulting from exercising the warrants. Under the provisions of SFAS No. 133, as amended, the warrants are accounted for as derivatives, with prospective changes in fair value recorded in current earnings. All other investments are classified as available-for-sale in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The securities are carried at fair value. Unrealized gains and losses arising from marking the portfolio to fair value are included on a net-of-tax basis as a separate component of accumulated other comprehensive (loss) income. The unrealized gains on these securities were $1.4 million and $3.5 million at the end of 2002 and 2001, respectively.

     Foreign Currency Translation -- The assets and liabilities of GFC's operations located outside the United States are translated at exchange rates in effect at year end, and income statements are translated at the average exchange rates for the year. Adjustments resulting from the translation of foreign currency financial statements are deferred and recorded as a separate component of accumulated other comprehensive (loss) income in the shareholders' equity section of the balance sheet. The cumulative foreign currency translation adjustment was $(67.2) million and $(65.6) million at the end of 2002 and 2001, respectively.

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

     Reclassification -- Certain amounts in the 2001 and 2000 financial statements have been reclassified to conform to the 2002 presentation.

     New Accounting Pronouncements -- In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment testing in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. GFC applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, GFC performed the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002, and has determined the impact to be $34.9 million. See further information in Note 15.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, effective for fiscal years beginning after May 15, 2002, with early application encouraged. The provisions of this statement update, clarify and simplify certain existing accounting pronouncements. For the year ended December 31, 2002, GFC applied the provisions of SFAS No. 145. Specifically, SFAS No. 145 rescinds SFAS No. 4, which previously required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effects. In accordance with the statement, GFC's gain on extinguishment of debt of $18.0 million recognized in the year ended December 31, 2002, is not considered an extraordinary item, and was therefore included in results of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others. FIN 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of the liability is the fair value of the guarantee at its inception. The initial recognition and initial measurement provisions of FIN 45 are effective for GFC on a prospective basis as to guarantees issued after December 31, 2002. See Note 12 for additional information related to GFC's guarantee arrangements.

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which addresses consolidation by a business of variable interest entities (VIE) in which it is the primary beneficiary. FIN 46 applies immediately to VIE's created or acquired after January 31, 2003. For other VIE's, FIN 46 applies in the first fiscal quarter or interim period beginning after June 15, 2003. GFC is currently assessing the impact FIN 46 will have on its financial statements.

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

     Finance leases that are financed principally with nonrecourse borrowings at lease inception and that meet certain criteria are accounted for as leveraged leases. Leveraged lease receivables are stated net of the related nonrecourse debt. Initial unearned income represents the excess of anticipated cash flows (including estimated residual values, net of the related debt service) over the original investment in the lease.

     The components of the investment in finance leases were (in millions):

                                                                  DECEMBER 31
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Net minimum future lease receivables........................  $  741.0   $  896.1
Estimated residual values...................................     240.5      246.9
                                                              --------   --------
                                                                 981.5    1,143.0
Less: unearned income.......................................    (268.5)    (275.5)
                                                              --------   --------
Investment in finance leases................................  $  713.0   $  867.5
                                                              ========   ========

     Operating Leases -- The majority of railcar assets and certain other equipment leases included in operating lease assets are accounted for as operating leases. Rental income from operating leases is generally reported on a straight-line basis over the term of the lease.

     Rental income on certain leases is based on equipment usage. Usage rents for the years ended December 31, 2002, 2001 and 2000 were $7.1 million, $3.3 million, and $2.6 million, respectively.

     Minimum Future Receipts -- Minimum future lease receipts from finance leases and minimum future rental receipts from noncancelable operating leases by year at December 31, 2002 were (in millions):

                                                          FINANCE   OPERATING
                                                          LEASES     LEASES      TOTAL
                                                          -------   ---------   --------
2003....................................................  $240.0    $  682.3    $  922.3
2004....................................................   147.2       502.0       649.2
2005....................................................    77.5       346.7       424.2
2006....................................................    41.0       223.0       264.0
2007....................................................    23.6       154.2       177.8
Years thereafter........................................   211.7       273.2       484.9
                                                          ------    --------    --------
                                                          $741.0    $2,181.4    $2,922.4
                                                          ======    ========    ========

     The following information pertains to GFC as a lessee:

     Capital Leases -- Assets classified as operating lease assets and finance leases that have been financed under capital leases were (in millions):

                                                                 DECEMBER 31
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
Railcars....................................................  $ 160.8   $ 159.1
Marine vessels..............................................    147.7     147.7
Aircraft....................................................     15.3      15.2
                                                              -------   -------
                                                                323.8     322.0
Less: allowance for depreciation............................   (214.2)   (202.4)
                                                              -------   -------
                                                                109.6     119.6
Finance leases..............................................      8.7      12.3
                                                              -------   -------
                                                              $ 118.3   $ 131.9
                                                              =======   =======

     Operating Leases -- GFC has financed railcars, aircraft, and other assets through sale-leasebacks that are accounted for as operating leases. GFC has provided a guarantee for a portion of the residual value related to two operating leases. Operating lease expense for the years ended December 31, 2002, 2001, and 2000 was $185.8 million, $184.2 million, and $168.8 million, respectively.

     Future Minimum Rental Payments -- Future minimum rental payments due under noncancelable leases at December 31, 2002 were (in millions):

                                                                   RECOURSE    NONRECOURSE
                                                         CAPITAL   OPERATING    OPERATING
                                                         LEASES     LEASES       LEASES
                                                         -------   ---------   -----------
2003...................................................  $ 33.0    $  137.5      $ 46.3
2004...................................................    31.3       143.7        46.2
2005...................................................    20.2       155.0        47.8
2006...................................................    17.2       148.0        46.4
2007...................................................    16.5       137.8        43.1
Years thereafter.......................................    89.0     1,249.0       487.7
                                                         ------    --------      ------
                                                          207.2    $1,971.0      $717.5
                                                                   ========      ======
Less: amounts representing interest....................   (63.5)
                                                         ------
Present value of future minimum capital lease
  payments.............................................  $143.7
                                                         ======

     The above capital lease amounts and certain operating leases do not include the costs of licenses, taxes, insurance, and maintenance that GFC is required to pay. Interest expense on the above capital leases was $14.1 million in 2002, $15.0 million in 2001, and $14.4 million in 2000.

     The amounts shown as nonrecourse operating leases primarily reflect rental payments of three bankruptcy remote, special-purpose corporations that are wholly owned by GFC. These rentals are consolidated for accounting purposes, but do not represent legal obligations of GFC.

NOTE 3.  LOANS

     Loans are recorded at the principal amount outstanding plus accrued interest. The loan portfolio is reviewed regularly, and a loan is classified as impaired and written down when it is probable that GFC will be unable to collect all amounts due under the loan agreement. Since most loans are collateralized, impairment is generally measured as the amount by which the recorded investment in the loan exceeds the fair value of the collateral, and any adjustment is considered in determining the provision for possible losses. Generally, interest income is not recognized on impaired loans until the outstanding principal is recovered.

     The types of loans in GFC's portfolio are as follows (in millions):

                                                                DECEMBER 31
                                                              ---------------
                                                               2002     2001
                                                              ------   ------
Equipment...................................................  $196.0   $223.5
Venture.....................................................   238.2    323.1
Other.......................................................      --     10.8
                                                              ------   ------
Total Investments...........................................  $434.2   $557.4
                                                              ======   ======
Impaired loans (included in total)..........................  $ 54.2   $ 43.0
                                                              ------   ------

     Impaired loans had identified allowance for possible losses of $22.0 million and $17.5 million at December 31, 2002 and 2001, respectively. The average balance of impaired loans was $48.6 million and $53.0 million in 2002 and 2001, respectively.

     At December 31, 2002, loan principal due by year was as follows (in millions):

                                                              LOAN PRINCIPAL
                                                              --------------
2003........................................................      $171.0
2004........................................................       117.7
2005........................................................        41.6
2006........................................................        37.8
2007........................................................        12.7
Years thereafter............................................        53.4
                                                                  ------
                                                                  $434.2
                                                                  ======

NOTE 4.  ALLOWANCE FOR POSSIBLE LOSSES

     The purpose of the allowance is to provide for credit losses with respect to reservable assets inherent in the investment portfolio. Reservable assets include gross receivables, loans and finance leases. GFC sets the allowance by assessing overall risk and probable losses in the portfolio and by reviewing historical loss experience. GFC charges off amounts that management considers unrecoverable from obligors or through the disposition of collateral. GFC assesses the recoverability of investments by considering factors such as a customer's payment history and financial position.

     The following summarizes changes in the allowance for possible losses (in millions):

                                                              YEAR ENDED DECEMBER 31
                                                             ------------------------
                                                             2002     2001      2000
                                                             -----   -------   ------
Balance at the beginning of the year.......................  $89.2   $  95.2   $113.5
Provision for losses.......................................   36.6      98.4     17.7
Charges to allowance.......................................  (56.0)   (105.2)   (37.0)
Recoveries and other.......................................    7.4        .8      1.0
                                                             -----   -------   ------
Balance at end of the year.................................  $77.2   $  89.2   $ 95.2
                                                             =====   =======   ======

     The charges to allowance in 2002 were primarily due to write-offs related to technology and venture investments. 2001 charges to the allowance primarily related to write-offs of venture, including telecom, and steel investments.

     There were no material changes in estimation methods or assumptions for the allowances during 2002. GFC believes that the allowance is adequate to cover losses inherent in the portfolio as of December 31, 2002. Because the allowance is based on judgments and estimates, it is possible that those judgments and estimates could change in the future, causing a corresponding change in the recorded allowance.

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

     The investments in affiliated companies are initially recorded at cost, including goodwill at acquisition date, and are subsequently adjusted for GFC's share of affiliates' undistributed earnings. These investments include net loans to affiliated companies of $301.2 million and $246.1 million at December 31, 2002 and 2001, respectively. Share of affiliates' earnings includes GFC's share of interest income on these loans, which offsets the proportional share of the affiliated companies' interest expense on the loans. Share of affiliates' earnings in

2001 and 2000 was also adjusted for the amortization of goodwill. Distributions, which reflect both dividends and the return of principal, reduce the carrying amount of the investment. Distributions received from such affiliates were $148.8 million, $225.6 million, and $119.7 million in 2002, 2001 and 2000, respectively.

     At December 31, 2002, GFC had one investment in excess of 10% of the total investment in affiliated companies: a 13.5% investment in an air affiliate. At December 31, 2001, the air affiliate represented 12.3% of the total investment in affiliated companies, and a specialty finance investment was 10.6%. The following table shows GFC's investments in affiliated companies by segment and business unit (in millions):

                                                                DECEMBER 31
                                                              ---------------
                                                               2002     2001
                                                              ------   ------
GATX RAIL...................................................  $145.0   $200.6
FINANCIAL SERVICES
  Air.......................................................   470.5    483.4
  Specialty Finance.........................................   213.4    205.9
  Technology................................................    15.2     14.1
  Venture Finance...........................................     6.8      8.9
                                                              ------   ------
TOTAL FINANCIAL SERVICES....................................   705.9    712.3
                                                              ------   ------
                                                              $850.9   $912.9
                                                              ======   ======

     Affiliated companies conduct their businesses throughout the world and there is no geographical concentration of risk.

     The following table shows GFC's pre-tax share of affiliates' earnings by segment and business unit (in millions):

                                                              YEAR ENDED DECEMBER 31
                                                              ----------------------
                                                              2002     2001    2000
                                                              -----   ------   -----
GATX RAIL...................................................  $13.1   $  7.4   $21.4
FINANCIAL SERVICES
  Air.......................................................   14.8     33.1    34.6
  Specialty Finance.........................................   16.7     21.9    15.8
  Technology................................................    2.3      2.4     3.1
  Venture Finance...........................................    1.5    (32.0)    3.9
                                                              -----   ------   -----
TOTAL FINANCIAL SERVICES....................................   35.3     25.4    57.4
                                                              -----   ------   -----
                                                              $48.4   $ 32.8   $78.8
                                                              =====   ======   =====

     For purposes of preparing the following information, GFC made certain adjustments to the information provided by the joint ventures. Pre-tax income was adjusted to reverse interest expense recognized by the joint ventures on loans from GFC. In addition, GFC recorded its loans to the joint ventures as equity contributions, therefore, loan balances were reclassified from liabilities to equity.

     For all affiliated companies held at the end of the year, operating results, as if GFC held 100 percent interest, were (in millions):

                                                              YEAR ENDED DECEMBER 31
                                                             ------------------------
                                                              2002     2001     2000
                                                             ------   ------   ------
                                                                   (UNAUDITED)
Gross income...............................................  $854.9   $865.1   $717.2
Pre-tax income.............................................    91.8     32.6    203.4

     For 2001, pre-tax income as if GFC held a 100 percent interest was less than GFC's pre-tax share of affiliates' earnings due to telecom losses at Venture of $131.9 million. GFC's share of these losses was $35.6 million.

     For all affiliated companies held at the end of the year, summarized balance sheet data, as if GFC held 100 percent interest, were (in millions):

                                                                  DECEMBER 31
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                  (UNAUDITED)
Total assets................................................  $6,131.8   $6,461.0
Long-term liabilities.......................................   3,604.7    3,932.1
Other liabilities...........................................     516.8      396.5
Shareholders' equity........................................   2,010.3    2,132.4

     At December 31, 2002, GFC had provided $89.2 million in debt guarantees and $242.3 million in residual value guarantees related to affiliated companies.

NOTE 6.  FOREIGN OPERATIONS

     GFC has a number of investments in subsidiaries and affiliated companies that are located in or derive revenues from foreign countries. Foreign entities contribute significantly to share of affiliates' earnings. The foreign identifiable assets represent investments in affiliated companies as well as fully consolidated railcar operations in Canada, Mexico and Europe, and foreign lease, loan and other investments.

                                                          YEAR ENDED OR AT DECEMBER 31
                                                         ------------------------------
                                                           2002       2001       2000
                                                         --------   --------   --------
                                                                  IN MILLIONS
REVENUES
Foreign................................................  $  297.4   $  266.3   $  208.5
United States..........................................   1,001.4    1,248.1    1,127.1
                                                         --------   --------   --------
                                                         $1,298.8   $1,514.4   $1,335.6
                                                         ========   ========   ========
SHARE OF AFFILIATES' EARNINGS
Foreign................................................  $   29.1   $   47.6   $   44.6
United States..........................................      19.3      (14.8)      34.2
                                                         --------   --------   --------
                                                         $   48.4   $   32.8   $   78.8
                                                         ========   ========   ========
IDENTIFIABLE ASSETS FOR CONTINUING OPERATIONS
Foreign................................................  $2,300.4   $1,690.3   $1,200.3
United States..........................................   4,363.3    4,807.6    4,879.0
                                                         --------   --------   --------
                                                         $6,663.7   $6,497.9   $6,079.3
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

NOTE 7.  SHORT-TERM DEBT AND LINES OF CREDIT

     Short-term debt (in millions) and weighted average interest rates as of year end were:

                                                                DECEMBER 31
                                                      -------------------------------
                                                       2002    2002     2001    2001
                                                      AMOUNT   RATE    AMOUNT   RATE
                                                      ------   -----   ------   -----
Commercial paper....................................  $  --       --   $168.5   3.05%
Money market lines..................................     --       --    119.9   3.71%
Other short-term borrowings.........................   27.1    4.27%       --      --
                                                      -----            ------
                                                      $27.1            $288.4
                                                      =====            ======

     GFC's other short-term borrowings include foreign denominated loans.

     GFC has commitments under credit agreements with a group of financial institutions for revolving credit loans totaling $778.3 million. GFC's revolving credit agreements are for $350.0 million, $283.3 million and $145.0 million expiring in 2003, 2004 and 2005, respectively. At December 31, 2002, all credit facilities were unused and available. In December 2002, GFC also closed a commercial paper (CP) conduit securitization facility for $100.0 million, which can be renewed annually. At December 31, 2002, no amounts had been funded through this facility. At December 31, 2002, GFC's contractual borrowing rates associated with the CP conduit securitization facility and the $145.0 million credit agreement were A1/P1 CP + .60%, and LIBOR + 1.75%, respectively.

     The annual commitment fees for the revolving credit agreements are based on a percentage of the commitment and totaled approximately $1.2 million, $.7 million, and $.8 million for 2002, 2001, and 2000, respectively. GFC's revolving credit agreements contain various restrictive covenants and requirements to maintain a defined minimum net worth and certain financial ratios. GFC met all credit agreement requirements at December 31, 2002.

NOTE 8.  LONG-TERM DEBT

     Long-term debt (in millions) and the range of interest rates as of year end were:

                                                                        DECEMBER 31
                                                          FINAL     -------------------
                                       INTEREST RATES   MATURITY      2002       2001
                                       --------------   ---------   --------   --------
VARIABLE RATE
Term notes and other obligations.....   1.42% - 4.95%   2003-2014   $1,059.8   $  836.1
Nonrecourse obligations..............   2.42% - 2.88%   2003-2015       62.8       72.5
                                                                    --------   --------
                                                                     1,122.6      908.6
FIXED RATE
Term notes and other obligations.....  4.05% -  9.90%   2003-2011    2,156.7    2,080.0
Nonrecourse obligations..............  1.17% - 19.06%   2003-2021      531.8      636.9
                                                                    --------   --------
                                                                     2,688.5    2,716.9
                                                                    --------   --------
                                                                    $3,811.1   $3,625.5
                                                                    ========   ========

     Maturities of GFC's long-term debt as of December 31, 2002, for the next five years were (in millions):

                                                       TERM NOTES
                                                       AND OTHER    NONRECOURSE   TOTAL
                                                       ----------   -----------   ------
2003.................................................    $638.7       $211.9      $850.6
2004.................................................     360.0        126.7       486.7
2005.................................................     435.6         61.4       497.0
2006.................................................     805.3         15.7       821.0
2007.................................................      69.6         11.4        81.0

     At December 31, 2002, certain technology assets, aircraft, railcars, and other equipment with a net carrying value of $1,738.7 million were pledged as collateral for $1,455.4 million of notes and obligations.

     Interest expense on long-term debt, net of capitalized interest, was $203.8 million in 2002, $252.2 million in 2001 and $253.1 million in 2000. Interest expense capitalized as part of the cost of construction of major assets was $15.8 million in 2002, $14.4 million in 2001 and $10.4 million in 2000. Interest allocated to discontinued operations in 2002, 2001 and 2000 was zero, $5.0 million and $50.8 million, respectively.

NOTE 9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     GFC may enter into authorized derivative transactions for the purposes of reducing earnings volatility, hedging specific economic exposures, including adverse movements in foreign currency exchange rates, and changing interest rate characteristics of debt securities. These instruments are entered into for hedging purposes only. GFC does not hold or issue derivative financial instruments for purposes other than hedging, except for warrants, which are not designated as accounting hedges under SFAS No. 133, as amended.

 FAIR VALUE HEDGES

     GFC uses interest rate swaps to convert fixed rate debt to floating rate debt and to manage the fixed to floating rate mix of the debt portfolio. The fair value of interest rate swap agreements is determined based on the differences between the contractual rate of interest and the rates currently quoted for agreements of similar terms and maturities. As of December 31, 2002, maturities for interest rate swaps designated as fair value hedges range from 2003-2009.

 CASH FLOW HEDGES

     GFC's interest expense is affected by changes in interest rates as a result of its use of variable rate debt instruments, including commercial paper and other floating rate debt. GFC uses interest rate swaps and forward starting interest rate swaps to convert floating rate debt to fixed rate debt and to manage the floating to fixed rate ratio of the debt portfolio. The fair value of interest rate swap agreements is determined based on the differences between the contractual rate of interest and the rates currently quoted for agreements of similar terms and maturities. As of December 31, 2002, maturities for interest rate swaps qualifying as cash flow hedges range from 2003-2011.

     GFC enters into currency swaps, currency and interest rate forwards, and Treasury derivatives as hedges to manage its exposure to interest rate and currency exchange rate risk on existing and anticipated transactions. The fair values of currency swaps, currency and interest forwards, and Treasury derivatives are based on interest rate swap rates, LIBOR futures, currency rates, and current forward foreign exchange rates. As of December 31, 2002, maturities for previously mentioned hedges range from 2003-2013.

     As of December 31, 2002, GFC expects to reclassify $.6 million of net losses on derivative instruments from accumulated other comprehensive (loss) income to earnings within the next twelve months due to hedging various transactions.

 HEDGE OF NET INVESTMENT IN FOREIGN OPERATIONS

     As of December 31, 2001, GFC held a foreign exchange forward contract to hedge foreign currency exposure of an investment with operations located in Germany. The fair value of the foreign exchange forward is determined by the current forward foreign exchange rate. As of December 31, 2001, the net gain that related to the foreign exchange forward contract was $8.9 million. The foreign exchange forward contract matured prior to December 31, 2002. There are no hedges of net investment in foreign operations as of December 31, 2002.

 OTHER DERIVATIVES

     GFC obtains warrants from non-public, venture backed companies in connection with its financing activities. Upon adoption of SFAS No. 133, as amended, these warrants are accounted for as derivatives. Upon receipt, fair value is generally not ascertainable due to the early stage nature of the investee companies. Accordingly, assigned values are nominal. Prior to an initial public offering (IPO) of these companies, the fair value of pre-IPO warrants is deemed to be zero. Accordingly, no amounts were recognized in earnings for changes in fair value of pre-IPO warrants. The fair value of warrants subsequent to the IPO is based on currently quoted prices of the underlying stock.

 OTHER FINANCIAL INSTRUMENTS

     The fair value of other financial instruments represents the amount at which the instrument could be exchanged in a current transaction between willing parties. The following methods and assumptions were used to estimate the fair value of other financial instruments:

     The carrying amount of cash and cash equivalents, restricted cash, rent receivables, accounts payable, and short-term debt approximates fair value because of the short maturity of those instruments. Also, the carrying amount of variable rate loans approximates fair value.

     The fair value of fixed rate loans was estimated using discounted cash flow analyses, at interest rates currently offered for loans with similar terms to borrowers of similar credit quality.

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

     The following table sets forth the carrying amounts and fair values of GFC's financial instruments (in millions):

                                                              DECEMBER 31
                                               -----------------------------------------
                                                 2002       2002       2001       2001
                                               CARRYING     FAIR     CARRYING     FAIR
                                                AMOUNT     VALUE      AMOUNT     VALUE
                                               --------   --------   --------   --------
ASSETS
Loans -- fixed...............................  $  411.8   $  461.8   $  526.1   $  514.8
Derivative instruments.......................     101.6      101.6       50.0       50.0
                                               --------   --------   --------   --------
                                               $  513.4   $  563.4   $  576.1   $  564.8
                                               ========   ========   ========   ========
LIABILITIES
Long-term debt -- fixed......................  $2,688.5   $2,600.7   $2,716.9   $2,539.4
Long-term debt -- variable...................   1,122.6    1,087.0      908.6      859.7
Derivative instruments.......................      39.3       39.3       18.6       18.6
                                               --------   --------   --------   --------
                                               $3,850.4   $3,727.0   $3,644.1   $3,417.7
                                               ========   ========   ========   ========

     In the event that a counterparty fails to meet the terms of the interest rate swap agreement or a foreign exchange contract, GFC's exposure is limited to the market value of the swap if in GFC's favor. GFC manages the credit risk of counterparties by dealing only with institutions that the Company considers financially sound and by avoiding concentrations of risk with a single counterparty. GFC considers the risk of non-performance to be remote.

NOTE 10.  PENSION AND OTHER POST-RETIREMENT BENEFITS

     GFC contributed to pension plans sponsored by GATX that cover substantially all employees. Benefits payable under the pension plans are based on years of service and/or final average salary. The funding policy for the pension plans is based on an actuarially determined cost method allowable under Internal Revenue Service regulations.

     Contributions to the GATX plans are allocated to GFC on the basis of payroll costs. GFC's allocated share of the contributions to these plans was $26.6 million in 2002. There were no contributions made in 2001 and 2000.

     Costs pertaining to the GATX plans are allocated to GFC on the basis of payroll costs with respect to normal cost and on the basis of actuarial determinations for prior service cost. Ongoing pension costs (credits) for continuing operations for 2002, 2001 and 2000 were ($.4) million, $.6 million and $2.2 million, respectively. Ongoing pension costs were zero for 2002 and include a credit of $0.1 million and expense of $1.2 million related to discontinued operations for the years 2001 and 2000, respectively. Plan benefit obligations, plan assets, and the components of net periodic costs for individual subsidiaries of GATX have not been determined.

     In addition to ongoing pension costs, a special termination benefit expense of $.2 million and $12.4 million was incurred in 2002 and 2001, respectively, for certain extra benefits paid to terminated or retired employees. $8.7 million of the 2001 expense related to discontinued operations. Offsetting the 2001 expense was a $13.8 million curtailment credit resulting from the elimination of future service costs for covered employee groups, of which $13.2 million related to discontinued operations.

     In addition to the pension plans, GFC's other post-retirement plans provide health care, life insurance and other benefits for certain retired employees who meet established criteria. Most domestic employees are eligible for health care and life insurance benefits if they retire from GFC with immediate benefits under the GATX pension plan. The plans are either contributory or noncontributory, depending on various factors.

     The following tables set forth other post-retirement obligations as of December 31 (in millions):

                                                                2002       2001
                                                              RETIREE    RETIREE
                                                               HEALTH     HEALTH
                                                              AND LIFE   AND LIFE
                                                              --------   --------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.....................   $ 53.2     $ 45.8
Service cost................................................       .3         .3
Interest cost...............................................      3.9        3.5
Actuarial loss..............................................      4.5        9.4
Benefits paid...............................................     (5.0)      (4.9)
                                                               ------     ------
Ongoing benefit obligation..................................     56.9       54.1
Curtailments................................................       --       (1.1)
Special termination benefits................................       --         .2
                                                               ------     ------
Benefit obligation at end of year...........................   $ 56.9     $ 53.2
                                                               ======     ======
CHANGE IN FAIR VALUE OF PLAN ASSETS
Plan assets at beginning of year............................   $   --     $   --
Company contributions.......................................      5.0        4.9
Benefits paid...............................................     (5.0)      (4.9)
                                                               ------     ------
Plan assets at end of year..................................   $   --     $   --
                                                               ======     ======
FUNDED STATUS
Funded status of the plan...................................   $(56.9)    $(53.2)
Unrecognized net loss(gain).................................      3.9        (.7)
Unrecognized net transition obligation......................       --         --
                                                               ------     ------
Accrued cost................................................   $(53.0)    $(53.9)
                                                               ======     ======
AMOUNT RECOGNIZED
Prepaid benefit cost........................................   $   --     $   --
Accrued benefit liability...................................    (53.0)     (53.9)
                                                               ------     ------
Total recognized............................................   $(53.0)    $(53.9)
                                                               ======     ======

     The components of other post-retirement benefit costs are as follows (in millions):

                                                                2002       2001       2000
                                                              RETIREE    RETIREE    RETIREE
                                                               HEALTH     HEALTH     HEALTH
                                                              AND LIFE   AND LIFE   AND LIFE
                                                              --------   --------   --------
Service cost................................................    $ .3      $  .3       $ .6
Interest cost...............................................     3.9        3.5        3.3
Amortization of:
  Unrecognized net (gain) loss..............................     (.1)       (.8)       (.6)
                                                                ----      -----       ----
Ongoing net costs...........................................     4.1        3.0        3.3
                                                                ----      -----       ----
Recognized gain due to curtailment..........................      --       (1.1)        --
Recognized special termination benefits expense.............      --         .2         --
                                                                ----      -----       ----
Net costs...................................................    $4.1      $ 2.1       $3.3
                                                                ====      =====       ====

     A special termination benefit expense of $.2 million was incurred in 2001 for certain extra benefits paid to terminated or retired employees. Offsetting this expense was a $1.1 million curtailment credit resulting from the elimination of future service costs for covered employee groups.

     Ongoing other post-retirement benefit costs were zero, $.9 million and $1.3 million for 2002, 2001 and 2000, respectively, related to discontinued operations.

     GFC amortizes the prior service cost using a straight-line method over the average remaining service period of employees expected to receive benefits under the plan.

     Assumptions as of December 31:

                                                                2002       2001
                                                              RETIREE    RETIREE
                                                               HEALTH     HEALTH
                                                              AND LIFE   AND LIFE
                                                              --------   --------
Discount rate...............................................    7.00%      7.50%
Expected return on plan assets..............................     N/A        N/A
Rate of compensation increases..............................    5.00%      5.00%

     The health care cost trend rate has a significant effect on the other post-retirement benefit cost and obligation. Due to increasing health care and drug costs, the assumed health care cost trend rate for 2002 was increased to 12.0% for participants over the age of 65 and 10.0% for participants under the age of 65. Beginning in 2003 the assumed health care cost trend rates are projected to decline. The assumed health care cost trend rate anticipated for 2003 will be 11.0% for participants over the age of 65 and 9.0% for participants under the age of 65. Over a six-year period the trend rates will decline gradually to 6.0% and remain at that level thereafter. A 1% increase in the trend rate would increase the cost by $.2 million and the obligation by $3.1 million. A 1% decrease in the trend rate would decrease the cost by $.2 million and the obligation by $2.9 million.

NOTE 11.  INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In prior years, GATX Corporation assumed a portion of GFC's deferred tax liability in exchange for cash payments received from GFC. GATX Corporation contributed an amount equal to the aggregate of cash received to GFC in exchange for the shares of preferred stock which are currently outstanding. Subsequently, GFC reacquired a portion of these deferred taxes and at December 31, 2002 the remaining balance assumed by GATX Corporation was $78.9 million, which is shown as a deferred tax adjustment in the table below.

     Significant components of GFC's deferred tax liabilities and assets were (in millions):

                                                                 DECEMBER 31
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
DEFERRED TAX LIABILITIES
Book/tax basis difference due to depreciation...............  $ 302.2   $ 236.3
Leveraged leases............................................    105.5      95.1
Investments in affiliated companies.........................    151.1      96.3
Lease accounting (other than leveraged).....................    139.2     115.3
Other.......................................................     67.4      53.5
                                                              -------   -------
Total deferred tax liabilities..............................  $ 765.4   $ 596.5
DEFERRED TAX ASSETS
Accruals not currently deductible for tax purposes..........    (35.1)    (42.2)
Allowance for possible losses...............................    (32.5)    (34.8)
Post-retirement benefits other than pensions................    (17.0)    (17.5)
Other.......................................................    (43.7)    (33.6)
                                                              -------   -------
                                                               (128.3)   (128.1)
Deferred tax adjustment.....................................    (78.9)    (78.9)
                                                              -------   -------
Net deferred tax liabilities................................  $ 558.2   $ 389.5
                                                              =======   =======

     GFC and its United States subsidiaries are included in the consolidated federal income tax return of GATX Corporation. Income taxes for continuing operations consisted of (in millions):

                                                               YEAR ENDED DECEMBER 31
                                                              ------------------------
                                                               2002      2001    2000
                                                              -------   ------   -----
CURRENT
Domestic:
  Federal...................................................  $ (96.0)  $ 51.3   $(8.3)
  State and local...........................................     (4.6)     6.0     3.1
                                                              -------   ------   -----
                                                               (100.6)    57.3    (5.2)
Foreign.....................................................     16.4     16.4    11.3
                                                              -------   ------   -----
                                                                (84.2)    73.7     6.1
DEFERRED
Domestic:
  Federal...................................................    105.7    (41.4)   30.4
  State and local...........................................      4.7     (7.3)   (3.4)
                                                              -------   ------   -----
                                                                110.4    (48.7)   27.0
Foreign.....................................................      2.8    (11.1)    4.7
                                                              -------   ------   -----
                                                                113.2    (59.8)   31.7
                                                              -------   ------   -----
Income tax expense..........................................  $  29.0   $ 13.9   $37.8
                                                              =======   ======   =====
Income taxes (recovered) paid...............................  $ (25.5)  $365.9   $ 2.5
                                                              =======   ======   =====

     Taxes (recovered) paid include amounts allocable to discontinued operations of ($8.4) million, $292.0 million, and $5.5 million in 2002, 2001 and 2000 respectively.

     The reasons for the difference between GFC's effective income tax rate and the federal statutory income tax rate were (in millions):

                                                               YEAR ENDED DECEMBER 31
                                                              ------------------------
                                                               2002     2001     2000
                                                              ------   ------   ------
Income taxes at federal statutory rate......................  $33.0    $20.0    $35.9
Adjust for effect of:
  Extraterritorial income exclusion.........................   (5.7)      --       --
  Tax rate decrease on deferred taxes.......................     --     (6.1)      --
  State income taxes........................................     .1      (.8)     (.2)
  Foreign income............................................    1.6       .3      2.3
  Other.....................................................     --       .5      (.2)
                                                              -----    -----    -----
Income tax expense..........................................  $29.0    $13.9    $37.8
                                                              =====    =====    =====
Effective income tax rate...................................   30.8%    24.2%    36.8%
                                                              =====    =====    =====

NOTE 12.  COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF CREDIT RISK

     GFC's revenues are derived from a wide range of industries and companies. Approximately 18% of total revenues are generated from the transportation of products for the chemical industry; for similar services, 14% of revenues are derived from the petroleum industry. In addition, approximately 24% of GFC's assets, including off balance sheet assets, consist of commercial aircraft operated by various domestic and international airlines.

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

     At December 31, 2002, GFC's unconditional purchase obligations of $1,005.3 million consisted primarily of railcar commitments and scheduled aircraft acquisitions. During the fourth quarter 2002, GFC entered into a series of agreements to acquire 7,500 railcars for $453.7 million. GFC had commitments of $383.1 million for orders and options for interest in 11 new aircraft to be delivered between 2003 and 2004. Additional unconditional purchase obligations include $124.1 million of technology, specialty finance and venture finance commitments and $44.4 million of other rail related commitments. Additionally, under the terms of the DEC acquisition agreement, GFC is obligated to invest $65.9 million in DEC over the next three years.

     GFC has various commercial commitments, such as guarantees and standby letters of credit, which could potentially require performance in the event of demands by third parties. Similar to GFC's on balance sheet investments, these guarantees expose GFC to credit and market risk; accordingly, GFC evaluates commitment and other contingent obligations using the same techniques used to evaluate funded transactions.

     GFC is also party to letters of credit and bonds totaling $1.6 million at December 31, 2002. In GFC's past experience, virtually no claims have been made against these financial instruments. At December 31, 2002, management does not expect any material losses to result from these off-balance sheet instruments because performance is not expected to be required, and, therefore, is of the opinion that the fair value of these instruments is zero.

     Lease and loan payment guarantees generally involve guaranteeing repayment of the financing utilized to acquire assets being leased by an affiliate to customers, and are in lieu of making direct equity investments in the affiliate. GFC is not aware of any event of default which would require it to satisfy these guarantees, and expects the affiliates to generate sufficient cash flow to satisfy their lease and loan obligations.

     Asset residual value guarantees represent GFC's commitment to third parties that an asset or group of assets will be worth a specified amount at the end of a lease term. Revenue is earned for providing these asset value guarantees in the form of an initial fee (which is amortized into income over the guaranteed period) and by sharing in any proceeds received upon disposition of the assets in excess of the amount guaranteed (which is recorded when realized). At December 31, 2002, the maximum potential amount of residual value, lease or loan guarantees under which GFC could be required to perform was $942.0 million, which includes $175.0 million related to GFC's guarantee of the Parent Company's convertible debt. The related carrying value of the guarantees on the balance sheet was zero. The expirations of these guarantees range from 2003 to 2020. GFC's liability resulting from the performance pursuant to the residual value guarantees may be reduced by the value realized from the underlying asset or group of assets. Based on known and expected market conditions, management does not believe that the asset residual value guarantees will result in any adverse financial impact to GFC.

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

NOTE 13.  DISCONTINUED OPERATIONS

     In 2002, GFC completed the divestiture of Terminals. In the first quarter of 2001, GFC sold the majority of Terminals' domestic operations. The sale included substantially all of Terminals' domestic terminaling operations, the Central Florida Pipeline Company and Calnev Pipe Line Company. Also in the first quarter of 2001, GFC sold substantially all of Terminals' European operations. In the second and third quarters of 2001, GFC sold Terminals' Asian operations and its U.S. interest in a distillate and blending distribution affiliate.

     In the first quarter of 2002, GFC sold its interest in a bulk-liquid storage facility located in Mexico and recognized a $6.2 million gain, net of taxes of $3.0 million. A net after-tax gain of $173.9 million was recognized on the sales of Terminals assets in 2001. The 2001 gain on sale of portion of segment primarily reflects the sale of substantially all of the GFC's interest in GATX Terminals Corporation and its subsidiary companies and is net of taxes of $185.6 million.

     In 2001 and 2000, corporate allocations to discontinued operations were for services provided. Operating results include interest expense on debt that was assumed by the buyer and an allocation of the interest expense on GFC's general credit facilities based on actual historical financing requirements.

     Operating results of discontinued operations are presented below (in millions):

                                                              YEAR ENDED DECEMBER 31
                                                              ----------------------
                                                              2002    2001     2000
                                                              -----   -----   ------
Gross income................................................  $  --   $34.7   $331.3
Income, net of taxes of zero, $4.4 and $22.6................     --     2.7     37.1

     Assets and liabilities of the discontinued operations are summarized below (in millions):

                                                              DECEMBER 31, 2001
                                                              -----------------
Accounts receivable, net....................................        $1.3
Tank storage terminals, pipelines and other, net............         2.0
Other assets................................................          .5
Accounts payable and accrued expenses.......................         2.2
Deferred items..............................................         1.6
                                                                    ----
NET ASSETS OF DISCONTINUED OPERATIONS.......................        $ --
                                                                    ====

NOTE 14.  FINANCIAL DATA OF BUSINESS SEGMENTS

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

     Previously, GFC provided its services and products through two operating segments: GATX Rail and GATX Capital. In June 2002, the Parent Company transferred to GFC, ownership in ASC, an operator of a fleet of self-unloading vessels on the Great Lakes. ASC's operations were combined with the former GATX Capital segment to comprise the Financial Services segment. As a result, GFC now operates through the GATX Rail and Financial Services segments. The segment data of GFC has been restated for all periods presented to reflect the inclusion of ASC.

     Through these businesses, GFC combines asset knowledge and services, structuring expertise, partnering and risk capital to serve customers and partners worldwide. GFC specializes in railcar and locomotive leasing, aircraft operating leasing, information technology leasing and venture finance.

     The Financial Services segment consists of the following four business units:

     - Air, which is a leading aircraft lessor, focused on leasing newer narrow-body aircraft widely used by commercial airlines throughout the world

     - Technology, which provides lease financing and asset management services related to information technology equipment

     - Venture Finance, which provides loan and lease financing to early-stage companies, and

     - Specialty Finance, which acts as an investor, arranger and manager of financing services involving a variety of asset types and industries, with an established presence in the marine business.

     In December, 2002, the Parent Company announced its intention to sell or otherwise run off Venture and curtail investment in Specialty.

                                                   GATX     FINANCIAL
                                                   RAIL     SERVICES    OTHER    TOTAL
                                                 --------   ---------   -----   --------
2002 PROFITABILITY
Revenues.......................................  $  653.8   $  620.5    $24.5   $1,298.8
Gain on extinguishment of debt.................        --       16.8      1.2       18.0
Share of affiliates' earnings..................      13.1       35.3       --       48.4
                                                 --------   --------    -----   --------
Total gross income.............................     666.9      672.6     25.7    1,365.2
Depreciation...................................     102.3      246.6       --      348.9
Interest, net..................................      53.8      147.0      8.2      209.0
Operating lease expense........................     177.6        8.8      (.6)     185.8
Income (loss) from continuing operations before
  taxes........................................      77.9       (1.2)    17.3       94.0
Income from continuing operations..............      50.6        3.2     11.2       65.0
                                                 --------   --------    -----   --------
SELECTED BALANCE SHEET DATA
Investments in affiliated companies............     145.0      705.9       --      850.9
Identifiable assets............................   2,289.9    3,811.9    561.9    6,663.7
                                                 --------   --------    -----   --------
ITEMS AFFECTING CASH FLOW
Net cash provided by (used in) continuing
  operations...................................     208.9      302.6    (12.8)     498.7
Portfolio proceeds.............................       8.2      874.6       --      882.8
                                                 --------   --------    -----   --------
Total cash provided (used).....................     217.1    1,177.2    (12.8)   1,381.5
Portfolio investments and capital additions....     117.5    1,154.3       --    1,271.8
                                                 --------   --------    -----   --------

                                                   GATX     FINANCIAL
                                                   RAIL     SERVICES    OTHER    TOTAL
                                                 --------   ---------   -----   --------
2001 PROFITABILITY
Revenues.......................................  $  669.0   $  817.1    $28.3   $1,514.4
Share of affiliates' earnings..................       7.4       25.4       --       32.8
                                                 --------   --------    -----   --------
Total gross income.............................     676.4      842.5     28.3    1,547.2
Depreciation and amortization..................     106.4      291.4       --      397.8
Interest, net..................................      67.1      182.8      (.9)     249.0
Operating lease expense........................     163.8       20.4       --      184.2
Income (loss) income from continuing operations
  before taxes.................................      62.0      (32.8)    28.1       57.3
Income (loss) from continuing operations.......      44.1      (18.9)    18.2       43.4
                                                 --------   --------    -----   --------
SELECTED BALANCE SHEET DATA
Investments in affiliated companies............     200.6      712.3       --      912.9
Identifiable assets............................   2,280.9    3,681.5    535.5    6,497.9
                                                 --------   --------    -----   --------
ITEMS AFFECTING CASH FLOW
Net cash provided by (used in) continuing
  operations...................................     126.4      156.2    (35.8)     246.8
Portfolio proceeds.............................      34.3      991.9       --    1,026.2
                                                 --------   --------    -----   --------
Total cash provided (used in)..................     160.7    1,148.1    (35.8)   1,273.0
Portfolio investments and capital additions....     370.1    1,420.9       --    1,791.0
                                                 --------   --------    -----   --------
2000 PROFITABILITY
Revenues.......................................  $  654.6   $  650.8    $30.2   $1,335.6
Share of affiliates' earnings..................      21.4       57.4       --       78.8
                                                 --------   --------    -----   --------
Total gross income.............................     676.0      708.2     30.2    1,414.4
Depreciation and amortization..................     104.4      212.3       --      316.7
Interest, net..................................      74.6      160.8      9.4      244.8
Operating lease expense........................     141.2       27.6       --      168.8
Income (loss) from continuing operations before
  taxes........................................     133.2      (50.7)    20.2      102.7
Income (loss) from continuing operations.......      82.2      (30.4)    13.1       64.9
                                                 --------   --------    -----   --------
SELECTED BALANCE SHEET DATA
Investments in affiliated companies............     205.9      729.6       --      935.5
Identifiable assets............................   2,091.2    3,511.7    476.4    6,079.3
                                                 --------   --------    -----   --------
ITEMS AFFECTING CASH FLOW
Net cash provided by continuing operations.....     169.3      231.6     43.4      444.3
Portfolio proceeds.............................      74.5      552.8       --      627.3
                                                 --------   --------    -----   --------
Total cash provided............................     243.8      784.4     43.4    1,071.6
Portfolio investments and capital additions....     482.7    1,413.8       --    1,896.5
                                                 --------   --------    -----   --------

NOTE 15.  GOODWILL

     Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which changed the accounting for goodwill. Under these new rules, goodwill is no longer amortized, but rather subject to an annual impairment test in accordance with SFAS 142. In accordance with SFAS 142, the Company completed a review of all recorded goodwill. Fair values were established using discounted cash flows. Based on this review, the Company determined that all of the goodwill related to its Polish railcar reporting unit, Dyrekcja Eksploatacji Cystern Sp. z.o.o. (DEC) was in excess of its fair market value at January 1, 2002. As a result, the Company recorded a one-time, non-cash impairment charge of $34.9 million. Such a charge is non-operational in nature and recognized as a cumulative effect of accounting change as of January 1, 2002 in the consolidated statements of income. The impairment charge was due primarily to conservative expectations of projected cash flows based on current market conditions and a lower long-term growth rate projected for DEC. Subsequent to the adoption of SFAS 142, GFC also recorded a $14.4 million impairment charge for the write-down of goodwill associated with the company's plan to exit the venture finance business.

     Goodwill, net of accumulated amortization, was $62.5 million and $63.3 million as of December 31, 2002 and 2001, respectively. Amortization expense totaled $4.6 million and $6.3 million for the years ended December 2001 and 2000, respectively. There was no amortization expense recorded in 2002.

     Following is the pro forma effect of the adoption of SFAS 142 (in millions):

                                                              YEAR ENDED DECEMBER 31
                                                              -----------------------
                                                              2002     2001     2000
                                                              -----   ------   ------
Net Income, as reported.....................................  $36.3   $220.0   $102.0
Adjusted for:
  Goodwill amortization, net of tax.........................     --      3.5      4.0
  Amortization of equity method goodwill, net of tax........     --      3.3      2.2
                                                              -----   ------   ------
  Adjusted net income.......................................  $36.3   $226.8   $108.2
                                                              =====   ======   ======

     Following reflects the changes in the carrying value of goodwill for the year ended December 31, 2002 (in millions):

                                                            FINANCIAL    GATX
                                                            SERVICES     RAIL    TOTAL
                                                            ---------   ------   ------
Balance at December 31, 2001..............................   $ 21.4     $ 41.9   $ 63.3
Goodwill acquired.........................................      0.6        8.2      8.8
Purchase accounting adjustment............................       --       10.5     10.5
Reclassification from investments in affiliated
  companies...............................................       --       29.2     29.2
Impairment charges........................................    (14.4)     (34.9)   (49.3)
                                                             ------     ------   ------
Balance at December 31, 2002..............................   $  7.6     $ 54.9   $ 62.5
                                                             ======     ======   ======

     GATX Rail recorded $8.2 million of goodwill related to the KVG acquisition in 2002. GATX Rail also recorded a purchase accounting adjustment of $10.5 million related to DEC prior to the $34.9 million goodwill impairment charge. Additionally, $29.2 million of goodwill related to the previous investment in KVG was reclassified from investment in affiliated companies to goodwill by GATX Rail as of December 31, 2002.

NOTE 16.  OTHER ASSETS

     The following table summarizes the components of other assets reported on the consolidated balance sheets (in millions):

                                                                DECEMBER 31
                                                              ---------------
                                                               2002     2001
                                                              ------   ------
Fair value of derivatives...................................  $ 62.3   $ 31.4
Deferred financing costs....................................    43.7     31.1
Prepaid items...............................................    63.2     39.5
Furniture, fixtures and other equipment, net of accumulated
  depreciation..............................................    21.7     28.8
Inventory and other.........................................    51.4     10.9
                                                              ------   ------
                                                              $242.3   $141.7
                                                              ======   ======

NOTE 17.  PORTFOLIO PROCEEDS

     The following table summarizes the components of portfolio proceeds reported on the consolidated statement of cash flows (in millions):

                                                              YEAR ENDED DECEMBER 31
                                                            --------------------------
                                                             2002      2001      2000
                                                            ------   --------   ------
Finance lease rents received, net of earned income and
  leveraged lease nonrecourse debt service................  $217.6   $  247.1   $151.2
Loan principal received...................................   262.3      216.0    160.6
Proceeds from asset remarketing...........................   245.8      314.8    178.4
Proceeds from sale of securities..........................     3.9       38.7     52.3
Investment recovery from investments in affiliated
  companies...............................................   113.5      209.6     84.8
Other.....................................................    39.7         --       --
                                                            ------   --------   ------
                                                            $882.8   $1,026.2   $627.3
                                                            ======   ========   ======

NOTE 18.  REDUCTION IN WORKFORCE

     During 2002, GFC recorded a pre-tax charge of $16.9 million related to its 2002 reduction in workforce. This action was part of GATX's fourth quarter announcement of its intent to exit the venture business and curtail investment in the specialty finance sector as well as a headcount reduction at DEC, GFC's polish railcar subsidiary, related to an integration plan implemented to streamline the workforce and operations. This charge included involuntary employee separation and benefit costs for 170 employees company-wide, as well as legal fees, occupancy and other costs. The employee groups terminated included professional and administrative staff. As of December 31, 2002, 34 of the terminations were completed. The amount of termination benefits paid in 2002 totaled $.3 million. Remaining cash payments of $16.6 million will be funded from ongoing operations and are not expected to have a material impact on GFC's liquidity.

     During 2001, GFC recorded a pre-tax charge of $10.9 million related to its 2001 reduction in workforce. This action was part of GFC's previously announced initiative to reduce selling, general and administrative costs in response to current economic conditions and the divestiture of Terminals' operations. This charge included involuntary employee separation and benefit costs for 135 employees company-wide, as well as legal fees, occupancy and other costs. The employee groups terminated included professional and administrative staff. As of December 31, 2002, all of the employee terminations were completed. The amount of termination benefits paid in 2002 and 2001 totaled $3.6 million and $2.2 million, respectively. Occupancy and other costs paid in 2002 totaled $2.0 million. There were no occupancy and other costs paid in 2001. Remaining cash payments for occupancy and other costs of $3.1 million will be funded through ongoing operations and are not expected to have a material impact on GFC's liquidity position.

NOTE 19.  ADVANCES TO PARENT

     Interest income on advances to GATX, which is included in gross income on the income statement, was $26.2 million in 2002, $29.7 million in 2001, and $30.2 million in 2000. These advances have no fixed maturity date. Interest income on advances to GATX was based on an interest rate that is adjusted annually in accordance with an estimate of applicable rates.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Not required.

ITEM 11. EXECUTIVE COMPENSATION

     Not required.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Not required.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 14. CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, GFC management, with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), conducted an evaluation of the effectiveness of disclosure controls and procedures in accordance with Exchange Act Rule 13a-14. Based on that evaluation, the CEO and CFO have concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the CEO and CFO completed their evaluation.

                                    PART IV

ITEM 15. FINANCIAL STATEMENT SCHEDULES, REPORTS ON FORM 8-K AND EXHIBITS.

(a) 1.   Financial Statements

                                                                      PAGE
                                                                      ----
        Documents Filed as Part of this Report:
        Report of Independent Auditors -- Ernst & Young                28
        Consolidated Statements of Income -- Years Ended December
        31, 2002, 2001, and 2000.                                      29
        Consolidated Balance Sheets -- December 31, 2002 and 2001.     30
        Consolidated Statements of Cash Flows -- Years Ended
        December 31, 2002, 2001, and 2000.                             31
        Consolidated Statements of Changes in Shareholders' Equity
        -- December 31, 2002, 2001 and 2000.                           32
        Consolidated Statements of Comprehensive Income -- Years
        Ended December 31, 2002, 2001, and 2000.                       33
        Notes to Consolidated Financial Statements                     34
     2. Financial Statement Schedule:

        Schedule II Valuation and Qualifying Accounts                 64

       All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and, therefore, have been omitted.

     3. Exhibits. See the Exhibit Index included herewith and incorporated by reference hereto.

(b)     Report on Form 8-K.

        Form 8-K filed on December 10, 2002 reporting that GATX
        Financial Corporation entered into a Credit Agreement with various lenders for a $145,000,000 three-year credit facility.
        Form 8-K filed on December 17, 2002 reporting that GATX
        Corporation intends to sell GATX Venture, its business unit that specializes in providing secured financing to early stage companies. In addition, GATX will further curtail new investment in its specialty finance unit.
        Form 8-K filed on December 19, 2002 reporting that GATX
        Corporation has acquired the remaining interest in the companies comprising KVG Kesselwagen, a leading European railcar lessor. GATX Rail has held a minority interest in KVG since 1997 and this transaction will result in 100% ownership by GATX Rail.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                GATX FINANCIAL CORPORATION
                                                       (Registrant)

                                                  /s/ RONALD H. ZECH
                                          --------------------------------------
                                                      Ronald H. Zech
                                                   Chairman, President,
                                                 Chief Executive Officer
                                                       and Director
                                                      March 20, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


                   /s/ RONALD H. ZECH                       Chairman, President, Chief
 ------------------------------------------------------       Executive Officer and
                     Ronald H. Zech                                  Director
                     March 20, 2003


                  /s/ BRIAN A. KENNEY                      Senior Vice President, Chief
 ------------------------------------------------------    Financial Officer, Director
                    Brian A. Kenney                          and Assistant Secretary
                     March 20, 2003


                 /s/ WILLIAM M. MUCKIAN                     Vice President, Controller
 ------------------------------------------------------    and Chief Accounting Officer
                   William M. Muckian
                     March 20, 2003


                  /s/ DAVID M. EDWARDS                               Director
 ------------------------------------------------------
                    David M. Edwards
                     March 20, 2003

                                 CERTIFICATIONS

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Ronald H. Zech, certify that:

          1. I have reviewed this annual report on Form 10-K of GATX Financial Corporation;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

             a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this annual report is being prepared;

             b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

             a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  /s/ RONALD H. ZECH
                                          --------------------------------------
                                                      Ronald H. Zech
                                              Chairman, President and Chief
                                                    Executive Officer

March 20, 2003

                                 CERTIFICATIONS

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Brian A. Kenney, certify that:

          1. I have reviewed this annual report on Form 10-K of GATX Financial Corporation;

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

             a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within these entities, particularly during the period in which this annual report is being prepared;

             b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

             a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  /s/ BRIAN A. KENNEY
                                          --------------------------------------
                                                     Brian A. Kenney
                                             Senior Vice President and Chief
                                                    Financial Officer

March 20, 2003

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                  GATX FINANCIAL CORPORATION AND SUBSIDIARIES

COL. A                                 COL. B       COL. C         COL. D          COL. E        COL. F
------                               ----------   ----------   ---------------   ----------     ---------
                                                           ADDITIONS
                                                  ----------------------------
                                     BALANCE AT   CHARGED TO     CHARGED TO                      BALANCE
                                     BEGINNING    COSTS AND    OTHER ACCOUNTS-   DEDUCTIONS     AT END OF
DESCRIPTION                           OF YEAR      EXPENSES       DESCRIBE        DESCRIBE        YEAR
-----------                          ----------   ----------   ---------------   ----------     ---------
                                                                 IN MILLIONS
Year ended December 31, 2002:
  Allowance for possible
     losses(a).....................    $ 89.2       $36.6           $7.4(b)       $ (56.0)(c)     $77.2
Year ended December 31, 2001:
  Allowance for possible
     losses(a).....................    $ 95.2       $98.4           $ .8(b)       $(105.2)(c)     $89.2
Year ended December 31, 2000:
  Allowance for possible
     losses(a).....................    $113.5       $17.7           $1.0(b)       $ (37.0)(c)     $95.2

---------------

(a) Deducted from asset accounts.

(b) Represents the recovery of amounts previously written off and reclassifications from other accounts.

(c) Represents principally reductions in asset values charged off and uncollectible amounts.

(c)       Exhibit Index

  EXHIBIT
  NUMBER                        EXHIBIT DESCRIPTION                        PAGE
  -------                       -------------------                        ----
  3A.       Certificate of Ownership and Merger merging GATX Rail
            Corporation (a New York corporation) into GATX Capital
            Corporation (a Delaware corporation) dated July 31, 2001
            incorporated by reference to the GATX Financial
            Corporation's quarterly report on Form 10-Q for period ended
            June 30, 2001.
  3B.       By-Laws of GATX Financial Corporation, as amended and
            restated as of August 7, 2001, incorporated by reference to the GATX Financial Corporation's quarterly report on Form
            10-Q for period ended June 30, 2001.
  4A.       Indenture dated October 1, 1987 between General American
            Transportation Corporation and The Chase Manhattan Bank
            (National Association), incorporated by reference to General
            American Transportation Corporation's Form S-3 Registration
            Statement filed October 8, 1987, file number 33-17692;
            Indenture Supplement dated as of May 15, 1988 between
            General American Transportation and The Chase Manhattan Bank
            incorporated by reference to the General American
            Transportation Corporation's Form 10-Q for the quarter ended
            June 30, 1988, file number 2-54754. Second Supplemental
            Indenture dated as of March 15, 1990 between General
            American Transportation Corporation and The Chase Manhattan
            Bank incorporated by reference to General American
            Transportation Corporation's Form 8-K dated March 15, 1990, file number 2-54754; Third Supplemental Indenture dated as of June 15, 1990 between General American Transportation
            Corporation and The Chase Manhattan Bank incorporated by
            reference to General American Transportation Corporation's
            Form 8-K dated June 29, 1990, file number 2-54754; Fourth
            Supplemental Indenture dated as of January 15, 1996 between
            General American Transportation and The Chase Manhattan Bank
            incorporated by reference to General American Transportation
            Corporation's Form 8-K dated January 26, 1996, file number
            2-54754.
  4B.       GATX Financial Corporation Notices 5 and 6 dated March 28,
            1988 and April 12, 1988 defining the rights of holders of
            GATX Rail's Medium-Term Notes Series A issued during that
            period, incorporated by reference to the GATX Financial
            Corporation Quarterly Report on Form 10-Q for the quarter
            ended June 30, 1988, file number 2-54754.

  EXHIBIT
  NUMBER                        EXHIBIT DESCRIPTION                        PAGE
  -------                       -------------------                        ----
  4C.       GATX Financial Corporation Notices 3 through 5 dated from
            April 4, 1989 through May 16, 1989, Notice 7 dated June 19,
            1989 and Notice 12 dated July 21, 1989 defining the rights of the holders of GATX Rail Corporation's Medium-Term Notes
            Series C issued during those periods. Notices 3 through 5
            and Notice 7 is incorporated by reference to the GATX
            Financial Corporation Quarterly Reports on Form 10-Q for the
            quarter ended June 30, 1989 and Notice 12 incorporated by
            reference to the GATX Financial Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1989, file number 2-54754.
  4D.       GATX Financial Corporation Notice 1 dated February 27, 1992, and Notices 7 and 10 dated May 18, 1993 and May 25, 1993
            defining the rights of the holders of GATX Financial
            Corporation's Medium-Term Notes Series D issued during those periods. Notice 1 is incorporated by reference to the GATX
            Financial Corporation Quarterly Report on Form 10-Q for the
            quarter ended March 31, 1992, Notices 7 and 10 are
            incorporated by reference to the GATX Financial Corporation
            Quarterly Report on Form 10-Q for the quarter ending June
            30, 1993, file number 2-54754.
  4E.       Term Loan Agreement between the GATX Financial Corporation and a Bank, incorporated by reference on Form 10-K for the period ended December 31, 1990.
  4F.       GATX Financial Corporation Notices 1 and 2 dated June 8,
            1994 and Notices 3 dated June 17, 1994, and Notices 7
            through 11 dated July 18, 1994, defining the rights of the holders of GATX Financial Corporation's Medium-Term Notes
            Series E issued during those periods. Notices 1 through 3
            are incorporated by reference to the GATX Financial
            Corporation Quarterly Report on Form 10-Q for the quarter
            ended June 30, 1994, and Notices 7 through 11 are
            incorporated herein by reference to the Form 424(b)(5) dated
            July 18, 1994, file number 2-54754.
  4G.       GATX Financial Corporation Notices 12 through 14 dated
            February 24, 1995, Notices 15 through 20 dated May 11, 1995, amended May 24, 1995, and Notices 21 through 30 dated from
            November 8, 1995 through November 13, 1995, defining the
            rights of the holders of GATX Financial Corporation's
            Medium-Term Notes Series E issued during those periods.
            Notices 12 through 14 are incorporated by reference to the
            Form 424(b)(5) dated February 24, 1995, Notices 15 through
            20 are incorporated by reference to the Form 424(b)(5) dated
            May 11, 1995, and Notices 21 through 30 are incorporated by reference to the Form 424(b)(5) dated from November 8, 1995 through November 13, 1995, file number 2-54754.
  4H.       GATX Financial Corporation Notices 1 and 2 both dated May
            11, 2000 defining the rights of holders of GATX Rail
            Corporation's Medium-Term Notes Series F issued during the period. Notice 1 is incorporated by reference to the Form
            424(b)(5) dated May 11, 2000, and Notice 2 is incorporated by reference to the Form 424(b)(5) dated May 11, 2000, file number 2-54754.
  4I.       Form of 8 5/8% Note due December 1, 2004 filed with the SEC on Current Report on Form 8-K on December 7, 1994, file
            number 2-54754.
  4J.       Form of 6 3/4% Note due March 1, 2006 filed with the SEC on
            Current Report on Form 8-K on March 4, 1996, file number
            2-54754.

  EXHIBIT
  NUMBER                        EXHIBIT DESCRIPTION                        PAGE
  -------                       -------------------                        ----
  4K.       Indenture dated July 31, 1989 between GATX Capital
            Corporation (formerly named GATX Leasing Corporation) and
            The Chase Manhattan Bank, incorporated by reference to
            Exhibit 4(a) GATX Capital's Form S-3 Registration Statement
            No. 33-30300; Supplemental Indenture dated as of December
            18, 1991 between GATX Capital Corporation and The Chase
            Manhattan Bank incorporated by reference to Exhibit 4(b) to the GATX Capital's Form S-3 Registration Statement No.
            33-64474; Second Supplemental Indenture dated as of January
            2, 1996 between GATX Capital Corporation and The Chase
            Manhattan Bank incorporated by reference to Exhibit 4.3 to
            GATX's Capital's Form 8-K dated October 15, 1997; Third
            Supplemental Indenture dated as of October 14, 1997 between
            GATX Capital Corporation and The Chase Manhattan Bank
            incorporated by reference to Exhibit 4.4 to the GATX
            Capital's Form 8-K dated October 15, 1997; Form of
            Subordinated Indenture incorporated by reference to Exhibit
            4.3 to GATX Capital's Form S-3 Registration Statement No.
            333-34879.
  4L.       Registration of 7.5% Convertible Senior Notes due 2007
            issued in the amount of $175,000,000 by GATX Corporation
            Fully and Unconditionally Guaranteed by GATX Financial
            Corporation and Shares of Common Stock issuable upon
            conversion of the Senior Notes, incorporated by reference to
            Form S-3, file number 333-86212, filed April 12, 2002.
            i. Amendment No. 1 to Form S-3, prospectus of 7.5%
            Convertible Senior Notes due 2007 issued in the amount of
               $175,000,000 by GATX Corporation, incorporated by
               reference to Form S-3/A, file number 333-86212-01, dated
               June 18, 2002.
  4M.       $350,000,000 Credit Agreement dated as of May 14, 1998 among
            GATX Financial Corporation, the banks listed therein, The
            First National Bank of Chicago as Administrative Agent and
            Morgan Guaranty Trust Company of New York as Documentation
            Agent, incorporated by reference to GATX Rail Corporation's
            Quarterly Report on Form 10-Q for the period ended June 30,
            1998, file number 2-54754.
            i. Amendment and Consent dated June 30, 2001 of GATX
            Financial Corporation's $350,000,000 Credit Agreement
               incorporated by reference to GATX Financial Corporation's
               Form 8-K, dated October 12, 2001, file number 1-8319.
  4N.       Form of 6  3/4% Note due May 1, 2009 filed in connection
            with and incorporated by reference into, the Registration
            Statement on Form S-3 (File No. 33-64697) of GATX Financial
            Corporation, declared effective on December 7, 1995.
            Submitted to the SEC on GATX Financial Corporation's
            Quarterly Report on Form 10-Q for the period ended March 31,
            1999, file number 2-54754.
  4O.       $283,333,333 Credit Agreement dated June 22, 2001 among GATX
            Financial Corporation, the banks listed therein, Chase
            Manhattan Bank as Administrative Agent, Citibank N.A. as
            Syndication Agent, incorporated by reference to GATX
            Financial Corporation's Form 8-K dated October 12, 2001,
            file number 1-8319.
  4P.       $145,000,000 Credit Agreement dated July 2, 2002 between
            GATX Financial Corporation, the lenders listed therein,
            JPMorgan Chase Bank as Administrative Agent, Citibank, N.A.
            as Syndication Agent, incorporated by reference to GATX
            Financial Corporation's Form 8-K dated December 10, 2002,
            file number 1-8319.
  10A.      Tax Operating Agreement dated January 1, 1983 between GATX
            Corporation and GATX Financial Corporation, incorporated by reference to Form 10-K for the period ended December 31,
            1983, file number 2-75467.
  12.       Statement regarding computation of ratios of earnings to
            fixed charges.                                                 67
  23.       Consent of Independent Auditors.                               68
  99A.      Certification Pursuant to 18 U.S.C. Section 1350 (CEO
            Certification).
  99B.      Certification Pursuant to 18 U.S.C. Section 1350 (CFO
            Certification).

                                                                      EXHIBIT 12

                  GATX FINANCIAL CORPORATION AND SUBSIDIARIES

          COMPUTATION OF RATIOS OF EARNINGS TO COMBINED FIXED CHARGES

                                                                YEAR ENDED DECEMBER 31
                                                              --------------------------
                                                               2002       2001     2000
                                                              ------     ------   ------
                                                              IN MILLIONS, EXCEPT RATIOS
Earnings available for fixed charges:
  Income from continuing operations before cumulative effect
     of accounting change...................................  $ 65.0     $ 43.4   $ 64.9
Add (deduct):
  Income tax provision......................................    29.0       13.9     37.8
  Share of affiliates' earnings, net of distributions
     received...............................................   (13.1)     (22.5)   (44.0)
  Interest on indebtedness and amortization of debt discount
     and expense............................................   209.0      249.0    244.8
  Portion of operating lease expense representative of
     interest factor (deemed to be one-third)...............    61.9       61.4     56.3
                                                              ------     ------   ------
Total earnings available for fixed charges..................  $351.8     $345.2   $359.8
                                                              ------     ------   ------
Fixed charges:
  Interest on indebtedness and amortization of debt discount
     and expense............................................   209.0      249.0    173.3
  Capitalized interest......................................    15.8       14.4     10.4
  Portion of operating lease expense representative of
     interest factor (deemed to be one-third)...............    61.9       61.4     56.3
                                                              ------     ------   ------
Total fixed charges.........................................  $286.7     $324.8   $311.5
                                                              ------     ------   ------
Ratio of earnings to fixed charges(A).......................   1.23x      1.06x    1.16x

---------------

(A) The ratio of earnings to fixed charges represents the number of times "fixed charges" are covered by "earnings." "Fixed charges" consist of interest on outstanding debt and amortization of debt discount and expense, adjusted for capitalized interest and one-third (the proportion deemed representative of the interest factor) of operating lease expense. "Earnings" consist of consolidated net income before income taxes and fixed charges, less share of affiliates' earnings, net of distributions received.

                                                                      EXHIBIT 23

                        CONSENT OF INDEPENDENT AUDITORS

     We consent to the incorporation by reference in the following: (i) Registration Statement No. 2-92404 on Form S-8, filed July 26, 1984; (ii) Registration Statement No. 2-96593 on Form S-8, filed March 22, 1985; (iii) Registration Statement No. 33-38790 on Form S-8 filed February 1, 1991; (iv) Registration Statement No. 33-41007 on Form S-8 filed June 7, 1991; (v) Registration Statement No. 33-61183 on Form S-8 filed July 20, 1995; (vi) Registration Statement No. 33-06315 on Form S-8 filed June 19, 1996; (vii) Registration Statement No. 333-78037 on Form S-8 filed May 7, 1999; (viii) Registration Statement No. 333-81173 on Form S-8 filed June 21, 1999, (ix) Registration Statement No. 333-91865 on Form S-8 filed December 1, 1999, and (x) Registration Statement No. 333-86212-01 on Form S-3/A filed June 18, 2002 of GATX Financial Corporation, of our report dated January 27, 2003 with respect to the consolidated financial statements and schedules of GATX Financial Corporation included in the Annual Report on Form 10-K for the year ended December 31, 2002.

                                          ERNST & YOUNG LLP

March 19, 2003
Chicago, Illinois