Form 10-Q
period 2003-03-31
GATX FINANCIAL CORP
filed 2003-05-08
CIK 357019

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

        [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       or

        [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 1-8319

                             ----------------------

                           GATX FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

          DELAWARE                                   94-1661392
   (State of incorporation)             (I.R.S. Employee Identification No.)

                             500 WEST MONROE STREET
                          CHICAGO, ILLINOIS 60661-3676
          (Address of principal executive offices, including zip code)

                                 (312) 621-6200
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,041,250 shares of $1 par value common stock were outstanding (all owned by GATX Corporation) as of April 30, 2003.

================================================================================

                       INDEX TO GATX FINANCIAL CORPORATION
                           FORM 10-Q - MARCH 31, 2003

Item No.                                                                                           Page No.
--------                                                                                           --------
PART I - FINANCIAL INFORMATION

   Item 1.     Financial Statements
                  Consolidated Statements of Operations ..........................................     1
                  Consolidated Balance Sheets ....................................................     2
                  Consolidated Statements of Cash Flows ..........................................     4
                  Consolidated Statements of Comprehensive Income ................................     5
                  Notes to the Consolidated Financial Statements .................................     6

   Item 2.     Management's Discussion and Analysis of Financial Condition and
                  Results of Operations ..........................................................    10
                     Comparison of First Three Months of 2003 to First Three Months of 2002 ......    10
                     Cash Flow and Liquidity .....................................................    13
                     Forward Looking Statements ..................................................    14

   Item 3.     Quantitative and Qualitative Disclosures about Market Risk ........................    14

   Item 4.     Controls and Procedures ...........................................................    15

PART II - OTHER INFORMATION

   Item 6.     Exhibits and Reports on Form 8-K ..................................................    15

SIGNATURE ........................................................................................    15

CERTIFICATIONS ...................................................................................    16

EXHIBIT INDEX ....................................................................................    18

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                   GATX FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                  (IN MILLIONS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                              ------------------
                                                               2003       2002
                                                              ------     ------
GROSS INCOME
Lease income                                                  $239.7     $255.6
Marine operating revenue                                         4.2        1.9
Interest income                                                  9.6       15.4
Asset remarketing income                                        10.3       11.3
Gain on sale of securities                                        .4         .5
Fees                                                             6.6        5.6
Other                                                           25.4       18.0
                                                              ------     ------
Revenues                                                       296.2      308.3
Gain on extinguishment of debt                                    .7       13.9
Share of affiliates' earnings                                   18.5       18.0
                                                              ------     ------
TOTAL GROSS INCOME                                             315.4      340.2

OWNERSHIP COSTS
Depreciation                                                    78.2       88.3
Interest, net                                                   49.8       50.6
Operating lease expense                                         48.1       42.2
                                                              ------     ------
TOTAL OWNERSHIP COSTS                                          176.1      181.1

OTHER COSTS AND EXPENSES
Maintenance expense                                             40.3       37.8
Marine operating expenses                                        3.2        1.9
Other operating expenses                                        11.7        9.5
Selling, general and administrative                             40.2       44.1
Provision for possible losses                                   18.7       17.7
Asset impairment charges                                         3.6        2.6
Fair value adjustments for derivatives                           2.1        1.3
                                                              ------     ------
TOTAL OTHER COSTS AND EXPENSES                                 119.8      114.9
                                                              ------     ------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND
      CUMULATIVE EFFECT OF ACCOUNTING CHANGE                    19.5       44.2

INCOME TAXES                                                     7.0       16.4
                                                              ------     ------

INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE
      EFFECT OF ACCOUNTING CHANGE                               12.5       27.8

DISCONTINUED OPERATIONS
Gain on sale of portion of segment, net of taxes                  --        6.2
                                                              ------     ------
TOTAL DISCONTINUED OPERATIONS                                     --        6.2
                                                              ------     ------

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE            12.5       34.0
CUMULATIVE EFFECT OF ACCOUNTING CHANGE                            --      (34.9)
                                                              ------     ------

NET INCOME (LOSS)                                             $ 12.5     $  (.9)
                                                              ======     ======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   GATX FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                                         MARCH 31        DECEMBER 31
                                                           2003              2002
                                                       ------------      ------------
                                                        (Unaudited)
ASSETS

CASH AND CASH EQUIVALENTS                              $      137.0      $      230.7
RESTRICTED CASH                                               191.3             140.9

RECEIVABLES
Rent and other receivables                                     77.0              92.6
Finance leases                                                670.0             713.0
Loans                                                         396.4             434.2
Less: allowance for possible losses                           (92.0)            (77.2)
                                                       ------------      ------------
                                                            1,051.4           1,162.6
OPERATING LEASE ASSETS, FACILITIES AND OTHER
Railcars and service facilities                             3,016.2           2,979.3
Operating lease investments and other                       2,319.3           2,250.1
Less: allowance for depreciation                           (2,012.0)         (2,001.2)
                                                       ------------      ------------
                                                            3,323.5           3,228.2
Progress payments for aircraft and other equipment            120.6             140.9
                                                       ------------      ------------
                                                            3,444.1           3,369.1

DUE FROM GATX CORPORATION                                     472.9             422.5
INVESTMENTS IN AFFILIATED COMPANIES                           798.3             850.9
RECOVERABLE INCOME TAXES                                      100.5              86.1
GOODWILL, NET                                                  62.5              62.5
OTHER INVESTMENTS                                              92.3              96.1
OTHER ASSETS                                                  224.1             242.3
                                                       ------------      ------------
                                                       $    6,574.4      $    6,663.7
                                                       ============      ============

                                                         MARCH 31        DECEMBER 31
                                                           2003              2002
                                                       ------------      ------------
                                                        (Unaudited)
LIABILITIES AND SHAREHOLDER'S EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                  $      320.5      $      374.9

DEBT
Short-term                                                     14.5              27.1
Long-term:
     Recourse                                               3,144.6           3,216.5
     Nonrecourse                                              651.9             594.6
Capital lease obligations                                     132.0             143.7
                                                       ------------      ------------
                                                            3,943.0           3,981.9

DEFERRED INCOME TAXES                                         571.9             558.2
OTHER LIABILITIES                                             230.1             247.0
                                                       ------------      ------------
TOTAL LIABILITIES                                           5,065.5           5,162.0

SHAREHOLDER'S EQUITY
Preferred stock                                               125.0             125.0
Common stock                                                    1.0               1.0
Additional capital                                            521.5             521.5
Reinvested earnings                                           939.2             933.0
Accumulated other comprehensive loss                          (77.8)            (78.8)
                                                       ------------      ------------
TOTAL SHAREHOLDER'S EQUITY                                  1,508.9           1,501.7
                                                       ------------      ------------
                                                       $    6,574.4      $    6,663.7
                                                       ============      ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   GATX FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (IN MILLIONS)

                                                                                      THREE MONTHS ENDED
                                                                                            MARCH 31
                                                                                     ----------------------
                                                                                       2003          2002
                                                                                     --------      --------
OPERATING ACTIVITIES
Income (loss) from continuing operations, including accounting change                $   12.5      $   (7.1)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by continuing operations:
      Realized gains on remarketing of leased equipment                                  (8.9)         (9.8)
      Gain on sales of securities                                                         (.4)          (.5)
      Depreciation                                                                       82.1          92.3
      Provision for possible losses                                                      18.7          17.7
      Asset impairment charges                                                            3.6           2.6
      Deferred income taxes                                                              22.1          11.3
      Gain on extinguishment of debt                                                      (.7)        (13.9)
      Share of affiliates' earnings, net of dividends                                   (14.0)        (12.7)
      Cumulative effect of accounting change                                               --          34.9
Other, including working capital                                                        (18.5)        (51.6)
                                                                                     --------      --------
    Net cash provided by continuing operations                                           96.5          63.2

INVESTING ACTIVITIES
Additions to equipment on lease, net of nonrecourse financing for
  leveraged leases, operating lease assets and facilities                              (165.9)       (263.6)
Loans extended                                                                          (29.0)        (11.8)
Investments in affiliated companies                                                     (14.9)        (14.3)
Progress payments                                                                       (17.2)        (30.5)
Other investments                                                                       (23.0)         (1.4)
                                                                                     --------      --------
Portfolio investments and capital additions                                            (250.0)       (321.6)
Portfolio proceeds                                                                      222.3         239.2
Proceeds from other asset sales                                                           9.4          96.3
                                                                                     --------      --------
    Net cash (used in) provided by investing activities of continuing operations        (18.3)         13.9

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt                                            243.2         327.0
Repayment of long-term debt                                                            (298.0)       (318.4)
Net increase (decrease) in short-term debt                                                1.4        (243.0)
Net repayment of capital lease obligations                                              (11.4)        (12.0)
Equity contribution from GATX Corporation                                                  --          45.0
Net (increase) decrease in amount due from GATX Corporation                             (50.4)        104.2
Cash dividends paid to GATX Corporation                                                  (6.3)         (7.9)
                                                                                     --------      --------
    Net cash used in financing activities of continuing operations                     (121.5)       (105.1)
NET TRANSFERS TO DISCONTINUED OPERATIONS                                                   --         (13.6)
                                                                                     --------      --------
NET DECREASE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS                    (43.3)        (41.6)
PROCEEDS FROM SALE OF PORTION OF SEGMENT                                                   --           3.2
                                                                                     --------      --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                            $  (43.3)     $  (38.4)
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

                   GATX FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                  (IN MILLIONS)

                                                         THREE MONTHS ENDED
                                                              MARCH 31
                                                        -------------------
                                                          2003       2002
                                                        --------   --------
NET INCOME (LOSS)                                       $   12.5   $    (.9)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:

     Foreign currency translation adjustment                 6.0       (9.4)

     Unrealized loss on securities, net of
          reclassification adjustments (a)                  (1.4)      (1.3)

     Unrealized (loss) gain on derivatives                  (3.6)       7.8
                                                        --------   --------

OTHER COMPREHENSIVE INCOME (LOSS)                            1.0       (2.9)
                                                        --------   --------

COMPREHENSIVE INCOME (LOSS)                             $   13.5   $   (3.8)
                                                        ========   ========

(a) Reclassification adjustments:
       Unrealized loss on securities                    $   (1.2)  $   (1.0)
       Less - reclassification adjustment for gains
              realized included in net income                (.2)       (.3)
                                                        --------   --------
       Net unrealized loss on securities                $   (1.4)  $   (1.3)
                                                        ========   ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   GATX FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) The consolidated balance sheet at December 31, 2002 has been derived from the audited financial statements at that date. All other consolidated financial statements are unaudited but include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations, financial position and cash flow for the respective periods. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2003. For further information, refer to GATX Financial Corporation's (GFC or the Company) annual report on Form 10-K for the year ended December 31, 2002.

(2) On June 21, 2002, GATX Corporation (GATX or Parent Company) transferred 100% of the stock of American Steamship Company (ASC) to GFC. The financial data of GFC has been restated for 2002 to reflect the inclusion of ASC's operations.

(3) Certain amounts in the 2002 financial statements have been reclassified to conform to the current presentation. In addition, first quarter 2002 results are restated to reflect the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002.

(4) Discontinued operations - The 2002 gain on sale of a portion of segment represents the sale of GFC's interest in a bulk-storage facility located in Mexico, and is net of taxes of $3.0 million. The facility was included in the segment formerly known as GATX Terminals Corporation (Terminals).

(5) During the fourth quarter of 2002, GFC recorded a pre-tax charge of $16.9 million related to a reduction in workforce in 2002. This action was part of GATX's announced intention to exit the venture business and curtail investment in the specialty finance sector. The charge also included costs as well as a headcount reduction related to an integration plan implemented to rationalize the workforce and operations at Dyrekcja Eksploatacji Cystern Sp. z.o.o. (DEC), GFC's Polish railcar subsidiary. This charge included involuntary employee separation and benefit costs for 170 employees, as well as legal fees, occupancy and other costs. The employee groups terminated included professional and administrative staff. As of March 31, 2003, 101 of the employee terminations were completed. Employee terminations are expected to be substantially completed by the end of 2003.

         Following is the reserve activity for the quarter ending March 31, 2003:

        Reserve balance at 12/31/02         $  16.6
        Benefits paid                          (2.6)
        Occupancy and other costs paid          (.1)
                                            -------
        Reserve balance at 3/31/03          $  13.9
                                            =======

         During 2001, GFC recorded a pre-tax charge of $10.9 million related to a reduction in workforce in 2001. This action was part of GFC's initiative to reduce selling, general and administrative costs in response to economic conditions and the divestiture of Terminals' operations. This charge included involuntary employee separation and benefit costs for 135 employees company-wide, as well as legal fees, occupancy and other costs. The employee groups terminated included professional and administrative staff. As of December 31, 2002, all of the employee terminations were completed.

         Following is the reserve activity for the quarter ending March 31, 2003:

         Reserve balance at 12/31/02      $   3.1
         Benefits paid                         --
         Occupancy and other costs paid        --
         Other adjustments                   (2.3)
                                          -------
         Reserve balance at 3/31/03       $    .8
                                          =======

         The $2.3 million adjustment represents a transfer of the liability to the Parent Company.

         Management continues to believe that the Company's reserve balances related to the reductions in workforce are adequate as of March 31, 2003.

(6) Investments in affiliated companies represent investments in and loans to domestic and foreign companies and joint ventures that are in businesses similar to those of GFC, such as commercial aircraft leasing, rail equipment leasing, technology equipment leasing and other business activities, including ventures that provide asset residual value guarantees in both domestic and foreign markets.

         For purposes of preparing the following information, GFC made certain adjustments to the information provided by the joint ventures. Pre-tax income was adjusted to reverse interest expense recognized by the joint ventures on loans from GFC.

         For all affiliated companies held at the end of the quarter, operating results, as if GFC held 100 percent interest, were (in millions):

                                             THREE MONTHS ENDED
                                                 MARCH 31
                                           ---------------------
                                             2003         2002
                                           --------     --------
            Gross income                   $  198.1     $  209.9
            Pre-tax income                     37.8         45.1

(7) Restricted cash of $191.3 million at March 31, 2003 is comprised of cash and cash equivalents which are restricted as to withdrawal or use. GFC's restricted cash primarily relates to amounts designated to fund the construction of railcars for a customer, an amount designated as collateral for a loan within a joint venture, and additional amounts maintained as required by contract for three bankruptcy remote, special-purpose corporations that are wholly owned by GFC.

(8) Interest income on advances to GATX, which is included in gross income on the income statement, was $8.5 million for the three months ended March 31, 2003, compared to $6.5 million in the prior year period. These advances have no fixed maturity date. Interest income on advances to GATX is based on an interest rate that is adjusted annually and is reflective of current market rates.

(9) In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which addresses consolidation by a business of variable interest entities (VIE) in which it is the primary beneficiary. FIN 46 applies immediately to VIE's created or acquired after January 31, 2003. No VIE's were created or obtained in the first quarter of 2003. For other VIE's, FIN 46 applies in the first quarter or interim period beginning after June 15, 2003. GFC is currently assessing the impact of FIN 46 will have on its financial statements.

(10) In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others. FIN 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur.

         In connection with certain investments or transactions, GFC has entered into various guarantees, which could potentially require performance in the event of demands by third parties. Similar to GFC's balance sheet investments, these guarantees expose GFC to credit and market risk; accordingly, GFC evaluates commitment and other contingent obligations using the same techniques used to evaluate funded transactions.

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

         Asset residual value guarantees represent GFC's commitment to third parties that an asset, or group of assets, will be worth a specified amount at the end of the lease term. Revenue is earned for providing these asset value guarantees in the form of an initial fee and by sharing in any proceeds received upon distribution of assets in excess of the amount guaranteed.

         At March 31, 2003, the maximum potential amount of lease, loan or residual value guarantees under which GFC or its subsidiaries could be required to perform was $952.1 million, which includes $175.0 million related to GFC's guarantee of the Parent Company's convertible debt. The related carrying value of the guarantees on the balance sheet, including deferred revenue primarily associated with residual value guarantees entered into prior to the effective date of FIN 45, was $3.2 million. The expirations of these guarantees range from 2003 to 2020. GFC's liability resulting from the performance pursuant to the residual value guarantees may be reduced by the value realized from the underlying asset or group of assets. Based on known and expected market conditions, management does not believe that the asset residual value guarantees will result in any material adverse financial impact to GFC.

(11) The financial data presented below conforms to SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and depicts the profitability, identifiable assets and cash flow of each of GFC's continuing business segments. Segment profitability is presented to reflect operating results inclusive of allocated support expenses from the Parent Company, and estimated applicable interest costs. Discontinued operations and the cumulative effect of accounting change are not included in the financial data presented below.

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

                                                           GATX       FINANCIAL
(IN MILLIONS)                                              RAIL        SERVICES        OTHER          TOTAL
                                                        ---------     ---------      ---------      ---------
THREE MONTHS ENDED MARCH 31, 2003
PROFITABILITY
Revenues                                                $   170.9     $   117.0      $     8.3      $   296.2
Gain on extinguishment of debt                                 --            .7             --             .7
Share of affiliates' earnings                                 2.1          16.4             --           18.5
                                                        ---------     ---------      ---------      ---------
Total gross income                                          173.0         134.1            8.3          315.4
Depreciation                                                 28.3          49.9             --           78.2
Interest, net                                                16.2          32.4            1.2           49.8
Operating lease expense                                      45.8           2.3             --           48.1
Income (loss) before income taxes                            14.8          (1.9)           6.6           19.5
Income (loss)                                                 9.4          (1.2)           4.3           12.5

SELECTED BALANCE SHEET DATA
Investments in affiliated companies                         136.4         661.9             --          798.3
Identifiable assets                                       2,292.7       3,635.9          645.8        6,574.4

ITEMS AFFECTING CASH FLOW
Net cash provided by operating activities                    44.3          51.8             .4           96.5
Portfolio proceeds                                             .5         221.8             --          222.3
                                                        ---------     ---------      ---------      ---------
Total cash provided                                          44.8         273.6             .4          318.8
Portfolio investments and capital additions                  48.9         201.1             --          250.0
-------------------------------------------------------------------------------------------------------------


THREE MONTHS ENDED MARCH 31, 2002
PROFITABILITY
Revenues                                                $   171.7     $   130.6      $     6.0      $   308.3
Gain on extinguishment of debt                                 --          13.9             --           13.9
Share of affiliates' earnings                                 3.7          14.3             --           18.0
                                                        ---------     ---------      ---------      ---------
Total gross income                                          175.4         158.8            6.0          340.2
Depreciation                                                 25.8          62.5             --           88.3
Interest, net                                                14.3          35.1            1.2           50.6
Operating lease expense                                      43.6          (1.4)            --           42.2
(Loss) income before income taxes                            28.3          11.4            4.5           44.2
(Loss) income                                                17.9           7.0            2.9           27.8

SELECTED BALANCE SHEET DATA AT DECEMBER 31, 2002
Investments in affiliated companies                         145.0         705.9             --          850.9
Identifiable assets                                       2,289.9       3,811.9          561.9        6,663.7

ITEMS AFFECTING CASH FLOW
Net cash provided by (used in) operating activities          29.5          44.6          (10.9)          63.2
Portfolio proceeds                                            5.5         233.7             --          239.2
                                                        ---------     ---------      ---------      ---------
Total cash provided (used)                                   35.0         278.3          (10.9)         302.4
Portfolio investments and capital additions                  13.6         308.0             --          321.6
-------------------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    COMPARISON OF FIRST THREE MONTHS OF 2003
                          TO FIRST THREE MONTHS OF 2002

GATX Financial Corporation's (GFC or the Company) net income for the first three months of 2003 was $12.5 million, a $13.4 million increase from the $.9 million loss reported for the same period in 2002. Comparisons between periods are affected by various items including the gain on the sale of discontinued operations and cumulative effect of accounting change in 2002 and an air-related loss provision in 2003. Earnings for the 2002 first quarter included a $6.2 million after-tax gain related to the sale of a portion of the discontinued Terminals segment, and a $34.9 million charge related to the write-off of goodwill at the Rail segment. In the first quarter of 2003, GFC reported an $11.1 million after-tax loss provision related to the Air Canada bankruptcy.

RESULTS OF CONTINUING OPERATIONS

GFC's gross income from continuing operations of $315.4 million was $24.8 million lower than the prior year period. Income from continuing operations before cumulative effect of accounting change for the first three months of 2003 was $12.5 million compared to $27.8 million in the prior year period, with the decrease largely due to a loss provision attributable to the bankruptcy of Air Canada recorded in the 2003 period, and lower results in the Rail segment.

GATX RAIL (RAIL)
Rail's gross income of $173.0 million for the first three months of 2003 decreased $2.4 million over the prior year period. In December 2002, Rail acquired the remaining interests in KVG Kesselwagen Vermietgesellschaft mbH and KVG Kesselwagen Vermietgesellschaft m.b.h. (collectively KVG), a leading European railcar lessor. Prior to the December acquisition, Rail held a 49.5% interest in KVG. As a result, KVG results are now included in Rail's consolidated financial statements. Excluding KVG from both periods, gross income of $161.7 million was $12.5 million lower than the prior year period.

Lease income of $158.0 million was $1.1 million higher than the prior year period. Excluding KVG, lease income of $146.9 million was $10.0 million lower than the prior year period. The North American rail market continues to be negatively impacted by the economic downturn and aggressive competition continues to negatively impact lease rates. However, Rail experienced some improvement in renewals and assignments of railcars in the first quarter. Rail's North American fleet totaled 106,000 cars at the end of the first quarter compared to 109,000 at the end of the prior year period. Approximately 97,400 railcars were on lease throughout North America at the end of the first quarter, compared to 98,100 a year ago and 97,200 at December 31, 2002. Rail's North American utilization was 92% at March 31, 2003, compared to 90% at March 31, 2002 and 91% at December 31, 2002. The increase in utilization from year end was due to a combination of additional railcars on lease and scrapping of railcars.

Asset remarketing income includes gains from the sale of assets from Rail's own portfolio as well as residual sharing fees from the sale of managed assets. Asset remarketing income of $.1 million was $3.6 million lower than the prior year period due to the sale of a portfolio of residual sharing investments in the first quarter of 2002. Share of affiliates' earnings of $2.1 million were $1.6 million lower than the prior year period. Excluding KVG's earnings of $1.2 million in 2002, share of affiliates' earnings were $.4 million lower than the prior year period.

Ownership costs of $90.3 million were $6.6 million higher than the prior year period. Excluding KVG, ownership costs of $85.6 million increased $2.1 million, driven primarily by higher interest expense due to lower capitalized interest and higher average debt balances.

Maintenance expense increased $1.8 million from the prior year period to $39.4 million. Excluding KVG, maintenance expense of $37.7 million was comparable to the prior year period. During the quarter, the American Association of Railroads
(AAR) issued an early warning letter that required all owners of railcars in the U.S. to inspect or replace certain bolsters manufactured by National Castings Inc. from the mid to late 1990s. The Company owns approximately 3,200 railcars that will be required to have the bolsters inspected or replaced by

April of 2004. Approximately 60% of the affected railcars are on full service leases under which the Company is responsible for the associated costs of inspection or replacement. The remainder are on net leases, under which the Company expects the lessees to pay for all or a portion of such cost. Management does not expect the bolster inspections and replacements to have a material impact on the Company's 2003 or 2004 results of operations.

Selling, general and administrative (SG&A) expenses of $18.3 million were comparable to the prior year period. Excluding KVG, SG&A expenses of $16.0 million decreased $2.8 million due to lower incentive compensation expense, timing, and cost savings.

Provision for possible losses was $.7 million lower than the prior year quarter due to recoveries on previously written-off accounts.

In 2002, Rail recognized a cumulative effect of accounting change of $34.9 million. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, Rail completed a review of all recorded goodwill in 2002 and established fair values using discounted cash flows. Based on this review, Rail recorded a one-time, non-cash impairment charge related to DEC. The impairment charge was due primarily to more conservative expectations of projected cash flows based on current market conditions and a lower long-term growth rate projected for DEC.

Rail's net income of $9.4 million was $26.4 million higher than the prior year period. Income before cumulative effect of accounting change of $9.4 million was $8.6 million lower than the prior year period primarily due to lower North American lease income and asset remarketing income.

FINANCIAL SERVICES
Financial Services is comprised of four business units: Air, Technology, Venture Finance (Venture) and Specialty Finance (Specialty). In December 2002, GATX announced its intention to sell or otherwise run-off Venture and curtail investment at Specialty. As of May 8, 2003, the likelihood of a sale is uncertain, however, GATX is considering various offers for all or part of the venture portfolio. Until a sale decision is finalized, GATX has ceased extending new commitments and is proceeding with the run-off of the portfolio.

Financial Services continues to be negatively affected by the current economic environment and challenging market conditions. The airline industry continues to experience difficulty as the effects of the war with Iraq and severe acute respiratory syndrome (SARS) have decreased air travel worldwide and caused increased instability throughout the industry. Canada's largest airline, Air Canada, filed for bankruptcy on April 1, resulting in an $18.1 million loss provision at GFC related to an unsecured Air Canada note. Non-performing assets of $163.5 million increased $68.6 million from year end as a result of higher air investments on non-accrual.

With respect to Air's delivery and renewal schedule, there are currently four leases in place and two signed letters of intent for the six new aircraft scheduled for delivery in 2003. The Company has eight aircraft scheduled for renewal in 2003, with respect to which four leases are in place and one letter of intent has been signed. Due to the weakened state of the air industry, GFC may experience additional unscheduled returns of aircraft and restructured lease terms.

Financial Services' gross income of $134.1 million decreased $24.7 million from the prior year period. The prior year period included gains of $13.9 million primarily attributable to the extinguishment of debt associated with one technology investment, which was largely offset by a related loss provision and asset impairment charge. Excluding gains on extinguishment of debt in both years, gross income decreased $11.5 million principally due to lower lease and interest income partially offset by increases in asset remarketing income and share of affiliates' earnings.

Lease income of $81.7 million declined $17.0 million from the prior year period due to lower average finance lease balances and operating lease assets at Technology, slightly offset by an increase in operating lease income from new aircraft deliveries at Air. Interest income of $9.6 million decreased $5.8 million due to lower average loan balances at Venture and Specialty compared to the prior year period, consistent with GATX's plan to exit these businesses.

Asset remarketing income of $10.2 million increased $2.6 million from the prior year period primarily due to gains at Specialty offset by a decrease in remarketing activity at Technology. Fee income of $5.7 million increased $1.1 million from the prior year period due to a guarantee fee received at Specialty. Other income of $5.2 million increased $3.3 million from the prior year period due to higher foreign currency translation gains which were largely offset in fair value adjustments for derivatives.

Share of affiliates' earnings was $16.4 million, an increase of $2.1 million over 2002. The increase is due primarily to higher income at certain specialty and telecom affiliates, partially offset by lower income at air affiliates. The favorable telecom variance relates to recoveries of previously written off investments.

Ownership costs of $84.6 million decreased $11.6 million compared to the prior year period. Depreciation expense of $49.9 million decreased $12.6 million from 2002, reflecting lower operating lease assets at Technology, partially offset by higher depreciation expense at Air due to new aircraft deliveries. Operating lease expense of $2.3 million increased $3.7 million from the prior year period primarily due to the 2002 reversal of a previously recorded sublease liability. Interest expense of $32.4 million decreased $2.7 million from the prior year period primarily due to a decrease in interest rates, partially offset by increased average debt balances.

Selling, general and administrative expenses of $21.4 million decreased $3.6 million compared to the prior year period as a result of the 2002 reduction in workforce and lower incentive compensation expense.

The provision for possible losses is Financial Services' estimate of future losses based on a review of credit, collateral and market risks. The provision for possible losses of $19.1 million increased $1.7 million from the prior year period. The current year's loss provision includes $18.1 million related to an unsecured Air Canada note as a result of the bankruptcy filing. The prior year period included $10.0 million related to one technology leasing investment which was largely offset with a $13.1 million gain on the extinguishment of nonrecourse debt related to the same investment. Asset impairment charges of $3.6 million increased $1.0 million in the current quarter and relate to specialty and venture assets.

The allowance for possible losses increased $14.4 million from December 31, 2002 to $83.0 million and was approximately 8.2% of reservable assets, up from 6.3% at year end. Excluding the Air Canada provision, the allowance was 6.4% of reservable assets, consistent with year end. Reservable assets are defined as rent and other receivables, finance leases and loans. Net charge-offs of reservable assets totaled $5.7 million for the three-month period in 2003 and primarily relate to venture and technology investments. Net charge-offs of reservable assets totaled $19.6 million for the three-month period in 2002 and primarily related to venture and technology investments including a specific technology investment of $12.0 million.

Non-performing assets of $163.5 million increased $68.6 million from year end primarily due to higher air investments on non-accrual as a result of the weak state of the airline industry.

Net loss of $1.2 million was $8.2 million lower than last year's quarterly results principally due to the $18.1 million loss provision related to an Air Canada unsecured note as well as lower lease income at Technology.

OTHER
Other net income was $4.3 million for the first three months of 2003 compared to $2.9 million for the prior year period. The increase in net income was primarily due to lower interest expense.

TAXES
The Parent Company reported a net operating loss on its 2002 U.S. consolidated income tax return and anticipates a loss on its 2003 return. In accordance with IRS rules, these losses may be carried back to offset taxable income in prior years, resulting in tax refunds. GFC's recoverable income taxes as of March 31, 2003 were $100.5 million.


RESULTS OF DISCONTINUED OPERATIONS

As of March 31, 2002, GFC completed the divestiture of Terminals. Financial data for Terminals has been segregated as discontinued operations for all periods presented.

In the first quarter of 2002, GFC sold its interest in a bulk-liquid storage facility located in Mexico and recognized a $6.2 million after-tax gain.

CASH FLOW AND LIQUIDITY

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

Net cash provided by operating activities of continuing operations for the first three months of 2003 was $96.5 million, an increase of $33.3 million from the prior year period. Comparison of cash from operations between periods is affected by changes in working capital, including timing of lease payments.

Portfolio proceeds of $222.3 million were $16.9 million lower than 2002 proceeds of $239.2 million, and include lower disposals of leased equipment, partially offset by higher cash distributions from joint venture investments. Proceeds from other asset sales of $9.4 million decreased $86.9 million. The prior year period included $93.6 million from the sale-leaseback of railcars with GATX Rail Holdings I, Inc, a wholly-owned subsidiary of GATX.

Portfolio investments and capital additions for the first three months of 2003 totaled $250.0 million, a decrease of $71.6 million from the first three months of 2002. Portfolio investments and capital additions at Financial Services of $201.1 million were $106.9 million lower than the prior year period, primarily due to a decrease in Air and Specialty investments. Rail invested $48.9 million in the first three months of 2003, an increase of $35.3 million from the prior year. The increase was primarily attributable to Rail's December 2002 acquisition of the remaining interest in KVG, a portion of which was funded in 2003. Future portfolio investments and capital additions (excluding contractual commitments) will depend on market conditions and opportunities to acquire desirable assets.

In the current three-month period, GFC issued $243.2 million and repaid $298.0 million of long-term debt. Significant financings in the 2003 first quarter included $100.0 million from a commercial paper conduit securitization facility, $69.0 million of aircraft financing from the European Credit Agencies, $37.1 million of U.S. Export-Import Bank aircraft financing, and $25.5 million of technology nonrecourse financing.

GFC funds investments and meets debt, lease and dividend obligations through cash flow from operations, portfolio proceeds (including proceeds from asset sales), commercial paper borrowings, uncommitted money market lines, committed revolving credit facilities, the issuance of unsecured debt, and a variety of secured borrowings. GFC utilizes both the domestic and international bank and capital markets.

GFC has revolving credit facilities totaling $778.3 million, consisting of an agreement for $350.0 million expiring in May 2003, and two other agreements for $283.3 million and $145.0 million expiring in 2004 and 2005, respectively. The $145.0 million facility is intended to be utilized to meet short-term funding requirements. The $350.0 million and $283.3 million facilities were established as back-up lines. GFC intends to replace the $350.0 million facility expiring in May 2003 with a new facility to be used for funding short-term commitments. GFC expects that the facility will be sized between $100 million to $150 million. At March 31, 2003, all credit facilities were unused and available. The revolving credit facilities contain various restrictive covenants, including an asset coverage test, requirements to maintain a defined minimum net worth and a certain fixed charges coverage ratio.

At March 31, 2003, GFC was in compliance with the covenants and conditions of the credit facilities.

At March 31, 2003, GFC had a shelf registration for $1.0 billion of debt securities of which $850.0 million had been issued.

The availability of these funding options may be adversely impacted by certain factors. Access to capital markets at competitive rates is dependent on GFC's credit rating as determined by rating agencies such as Standard & Poor's (S&P) and Moody's Investors Service (Moody's). On April 15, 2003, S&P downgraded GFC's long-term unsecured debt from BBB to BBB- and removed its ratings from credit watch. GFC's current outlook from S&P is stable. On March 27, 2003, Moody's affirmed the credit rating on GFC's long-term unsecured debt at Baa3 but revised the rating outlook to negative from stable. GFC's existing credit rating has increased the cost of borrowing from prior years. Also, GFC's access to the commercial paper market has been seriously constrained and GFC may have more difficulty accessing the long-term capital market on a cost efficient basis.

GFC's unconditional purchase obligations consist primarily of committed aircraft deliveries and railcar orders. Unconditional purchase obligations at March 31, 2003 were $871.0 million, comprised as follows: $285.2 million in the remainder of 2003, $384.3 million in 2004-2005, $181.4 million in 2006-2007, and $20.1 million thereafter.

FORWARD LOOKING STATEMENTS

Certain statements in Management's Discussion and Analysis may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "may," "anticipate," "believe," "estimate," "expects," "intend," "predict," or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Risks and uncertainties include, but are not limited to, general economic conditions; aircraft and railcar lease rate and utilization levels; conditions in the capital markets and the potential for a downgrade in our credit rating, either of which could have an effect on our borrowing costs or our ability to access the markets for commercial paper or secured and unsecured debt; dynamics affecting customers within the chemical, petroleum and food industries; regulatory rulings that may impact the economic value of assets; competitors in the rail and air markets who may have access to capital at lower costs than GFC; additional potential write-downs and/or provisions within GFC's portfolio; impaired asset charges; and general market conditions in the rail, air, technology, venture, and other large-ticket industries.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
GFC is exposed to certain market risks, including changes in interest rates and currency exchange rates. To manage these risks, GFC, pursuant to established and authorized policies, enters into certain derivative transactions, principally interest rate swaps, Treasury derivatives and currency swaps. These instruments and other derivatives are entered into for hedging purposes only. GFC does not hold or issue derivative financial instruments for speculative purposes.

Since December 31, 2002, there have been no material changes in GFC's interest rate and foreign currency exposures or types of derivative instruments used to hedge these exposures, and no significant changes in underlying market conditions.

ITEM 4.  CONTROLS AND PROCEDURES

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

                  None




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



Date: May 8, 2003

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


         May 8, 2003
                                             /s/ Ronald H. Zech
                                 -----------------------------------------------
                                                 Ronald H. Zech
                                 Chairman, President and Chief Executive Officer

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


         May 8, 2003

                                          /s/ Brian A. Kenney
                               -------------------------------------------------
                                              Brian A. Kenney
                               Senior Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

The following exhibits are filed as part of this quarterly report:


EXHIBIT
-------
12            Statement regarding computation of earnings to fixed charges

99.1          Certification Pursuant to 18 U.S.C. Section 1350 (CEO Certification)

99.2          Certification Pursuant to 18 U.S.C. Section 1350  (CFO Certification)