Form 10-Q
period 2003-06-30
GATX FINANCIAL CORP
filed 2003-08-13
CIK 357019

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

|X|           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       or

| |            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 1-8319
                        --------------------------------

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

                                 (312) 621-6200
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----    -----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act) Yes       No   X
                                               -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,041,250 shares of $1 par value common stock were outstanding (all owned by GATX Corporation) as of July 31, 2003.


================================================================================

                       INDEX TO GATX FINANCIAL CORPORATION
                            FORM 10-Q - JUNE 30, 2003



Item No.                                                                                            Page No.
--------                                                                                            --------
PART I - FINANCIAL INFORMATION

   Item 1.   Financial Statements
                Consolidated Statements of Income.......................................................1
                Consolidated Balance Sheets.............................................................2
                Consolidated Statements of Cash Flows...................................................4
                Consolidated Statements of Comprehensive Income.........................................5
                Notes to the Consolidated Financial Statements..........................................6

   Item 2.   Management's Discussion and Analysis of Financial Condition and
              Results of Operations....................................................................11
                Comparison of First Six Months of 2003 to First Six Months of 2002.....................11
                Cash Flow and Liquidity................................................................14
                Comparison of Second Quarter 2003 to Second Quarter 2002...............................16
                New Accounting Pronouncements..........................................................17
                Forward Looking Statements.............................................................17

   Item 3.   Quantitative and Qualitative Disclosures about Market Risk................................18

   Item 4.   Controls and Procedures...................................................................18


PART II - OTHER INFORMATION

   Item 6.   Exhibits and Reports on Form 8-K..........................................................19

SIGNATURE..............................................................................................19

EXHIBIT INDEX..........................................................................................20

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                   GATX FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                  (IN MILLIONS)

                                                                  THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                        JUNE 30                             JUNE 30
                                                             ------------------------------      -----------------------------
                                                                2003              2002              2003             2002
                                                             ------------     -------------      -----------      ------------
GROSS INCOME
    Lease income                                               $  238.7         $ 260.9            $  478.4         $  516.5
    Marine operating revenue                                       25.5            22.8                29.7             24.7
    Interest income                                                12.2            13.2                21.8             28.6
    Asset remarketing income                                       13.2            18.5                23.5             29.8
    Gain on sale of securities                                       .1              .6                  .5              1.1
    Fees                                                            4.3             3.8                10.9              9.4
    Other                                                          26.2            18.3                51.6             36.3
                                                               --------         -------            --------         --------
    Revenues                                                      320.2           338.1               616.4            646.4
    Gain on extinguishment of debt                                  -                .6                  .7             14.5
    Share of affiliates' earnings                                  22.4            21.8                40.9             39.8
                                                               --------         -------            --------         --------
TOTAL GROSS INCOME                                                342.6           360.5               658.0            700.7

OWNERSHIP COSTS
    Depreciation                                                   76.7            87.1               154.9            175.4
    Interest, net                                                  45.3            52.5                95.1            103.1
    Operating lease expense                                        48.4            48.4                96.5             90.6
                                                               --------         -------            --------         --------
TOTAL OWNERSHIP COSTS                                             170.4           188.0               346.5            369.1

OTHER COSTS AND EXPENSES
    Maintenance expense                                            41.7            37.1                82.0             74.9
    Marine operating expenses                                      20.9            17.7                24.1             19.6
    Other operating expenses                                        8.4             8.2                20.1             17.7
    Selling, general and administrative                            44.9            47.3                85.1             91.4
    (Reversal) provision for possible losses                      (10.3)            9.2                 8.4             26.9
    Asset impairment charges                                       12.5             3.8                16.1              6.4
    Fair value adjustments for derivatives                           .3             2.4                 2.4              3.7
                                                               --------         -------            --------         --------
TOTAL OTHER COSTS AND EXPENSES                                    118.4           125.7               238.2            240.6
                                                               --------         -------            --------         --------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE                 53.8            46.8                73.3             91.0

INCOME TAXES                                                       19.8            16.6                26.8             33.0
                                                               --------         -------            --------         --------

INCOME FROM CONTINUING OPERATIONS BEFORE
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE                           34.0            30.2                46.5             58.0

DISCONTINUED OPERATIONS
   Gain on sale of portion of segment, net of taxes                -                -                  -                 6.2
                                                               --------         -------            --------         --------
TOTAL DISCONTINUED OPERATIONS                                      -                -                  -                 6.2
                                                               --------         -------            --------         --------

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE               34.0            30.2                46.5             64.2

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                             -                -                  -               (34.9)
                                                               --------         -------            --------         --------

NET INCOME                                                      $  34.0         $  30.2             $  46.5          $  29.3
                                                                =======         =======             =======          =======

The accompanying notes are an integral part of these consolidated financial statements.

                   GATX FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                                                         JUNE 30                    DECEMBER 31
                                                                           2003                         2002
                                                                    ------------------          ------------------
                                                                       (Unaudited)
ASSETS

CASH AND CASH EQUIVALENTS                                               $    226.4                  $    230.7
RESTRICTED CASH                                                              109.7                       140.9

RECEIVABLES
    Rent and other receivables                                                86.1                        92.6
    Finance leases                                                           624.5                       713.0
    Loans                                                                    335.1                       434.2
    Less: allowance for possible losses                                      (64.3)                      (77.2)
                                                                        ----------                  ----------
                                                                             981.4                     1,162.6

OPERATING LEASE ASSETS, FACILITIES AND OTHER
     Railcars and service facilities                                       3,081.2                     2,979.3
     Operating lease investments and other                                 2,370.3                     2,250.1
     Less - allowance for depreciation                                    (2,021.3)                   (2,001.2)
                                                                        ----------                  ----------
                                                                           3,430.2                     3,228.2
Progress payments for aircraft and other equipment                            57.8                       140.9
                                                                        ----------                  ----------
                                                                           3,488.0                     3,369.1

DUE FROM GATX CORPORATION                                                    448.2                       422.5
INVESTMENTS IN AFFILIATED COMPANIES                                          827.2                       850.9
RECOVERABLE INCOME TAXES                                                      35.6                        86.1
GOODWILL, NET                                                                 62.5                        62.5
OTHER INVESTMENTS                                                             86.0                        96.1
OTHER ASSETS                                                                 196.8                       242.3
                                                                        ----------                  ----------
                                                                         $ 6,461.8                   $ 6,663.7
                                                                         =========                   =========

                                                       JUNE 30                   DECEMBER 31
                                                         2003                        2002
                                                  ------------------          ------------------
                                                     (Unaudited)
LIABILITIES AND SHAREHOLDER'S EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                 $    331.9                  $    374.9

DEBT
   Short-term                                               22.2                        27.1
   Long-term:
      Recourse                                           3,117.0                     3,216.5
      Nonrecourse                                          481.8                       594.6
   Capital lease obligations                               128.9                       143.7
                                                      ----------                  ----------
                                                         3,749.9                     3,981.9

DEFERRED INCOME TAXES                                      609.2                       558.2
OTHER LIABILITIES                                          235.2                       247.0
                                                      ----------                  ----------
TOTAL LIABILITIES                                        4,926.2                     5,162.0

SHAREHOLDER'S EQUITY
   Preferred stock                                         125.0                       125.0
   Common stock                                              1.0                         1.0
   Additional capital                                      521.5                       521.5
   Reinvested earnings                                     956.3                       933.0
   Accumulated other comprehensive loss                    (68.2)                      (78.8)
                                                      ----------                  ----------
   TOTAL SHAREHOLDER'S EQUITY                            1,535.6                     1,501.7
                                                      ----------                  ----------
                                                       $ 6,461.8                   $ 6,663.7
                                                       =========                   =========

The accompanying notes are an integral part of these consolidated financial statements.

                   GATX FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (IN MILLIONS)

                                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                            JUNE 30                       JUNE 30
                                                                   ---------------------------   ---------------------------
                                                                      2003            2002          2003           2002
                                                                   ------------    -----------   ------------   ------------
OPERATING ACTIVITIES
Income from continuing operations, including accounting change      $   34.0        $   30.2      $   46.5      $     23.1
Adjustments to reconcile income from continuing operations
  to net cash provided by continuing operations:
Realized gains on remarketing of leased equipment                      (11.9)          (17.6)        (20.8)          (27.4)
Gains on sales of securities                                             (.1)            (.6)          (.5)           (1.1)
Depreciation                                                            80.4            91.0         162.5           183.3
 (Reversal) provision for possible losses                              (10.3)            9.2           8.4            26.9
Asset impairment charges                                                12.5             3.8          16.1             6.4
Deferred income taxes                                                   29.6            26.1          51.7            37.4
Gain on extinguishment of debt                                           -               (.6)          (.7)          (14.5)
Share of affiliates' earnings, net of dividends                        (17.0)          (11.3)        (31.0)          (24.0)
Cumulative effect of accounting change                                   -               -             -              34.9
Federal tax refund                                                      89.7             -            89.7             -
Other, including working capital                                       (11.3)          (10.2)        (29.8)          (61.8)
                                                                    --------        --------      --------      ----------
     Net cash provided by continuing operations                        195.6           120.0         292.1           183.2

INVESTING ACTIVITIES
Additions to equipment on lease, net of nonrecourse financing
  for leveraged leases, operating lease assets and facilities         (173.2)         (250.0)       (339.1)         (513.6)
Loans extended                                                          (8.7)          (43.5)        (37.7)          (55.3)
Investments in affiliated companies                                    (29.3)          (12.3)        (44.2)          (26.6)
Progress payments                                                       (5.4)          (28.4)        (22.6)          (58.9)
Other investments                                                       (1.2)          (15.2)        (24.2)          (16.6)
                                                                    --------        --------      --------      ----------
Portfolio investments and capital additions                           (217.8)         (349.4)       (467.8)         (671.0)
Portfolio proceeds                                                     162.5           210.7         384.8           449.9
Leveraged lease disposition, net                                      (102.8)            -          (102.8)            -
Proceeds from other asset sales                                          5.4             2.2          14.8            98.5
                                                                    --------        --------      --------      ----------
    Net cash used in investing activities of continuing
          operations                                                  (152.7)         (136.5)       (171.0)         (122.6)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt                            89.8           578.0         333.0           905.0
Repayment of long-term debt                                           (136.4)         (351.9)       (434.4)         (670.3)
Net increase (decrease) in short-term debt                               7.1           (43.7)          8.5          (286.7)
Net repayments of capital lease obligations                             (3.4)           (2.9)        (14.8)          (14.9)
Equity contribution from GATX Corporation                                -               -             -              45.0
Net decrease (increase) in amount due from GATX Corporation             24.7            17.4         (25.7)          121.6
Cash dividends paid to GATX Corporation                                (16.9)          (10.0)        (23.2)          (17.9)
                                                                    --------        --------      --------      ----------
    Net cash (used in) provided by financing activities of             (35.1)          186.9        (156.6)           81.8
          continuing operations
NET TRANSFERS FROM (TO) DISCONTINUED OPERATIONS                          -               1.5           -             (12.1)
                                                                    --------        --------      --------      ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM
    CONTINUING OPERATIONS                                                7.8           171.9         (35.5)          130.3
PROCEEDS FROM SALE OF PORTION OF SEGMENT                                 -               -             -               3.2
                                                                    --------        --------      --------      ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 $   7.8       $   171.9     $   (35.5)     $    133.5
                                                                     =======       =========     =========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

                   GATX FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                  (IN MILLIONS)

                                                                    THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                         JUNE 30                          JUNE 30
                                                              -------------------------------   -----------------------------
                                                                   2003             2002            2003            2002
                                                              ---------------    ------------   --------------   ------------
NET INCOME                                                      $   34.0           $   30.2       $   46.5          $  29.3

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:

     Foreign currency translation adjustment                        20.9                7.0           26.9             (2.4)

     Unrealized gain (loss) on securities, net of
         reclassification adjustments (A)                            1.6                (.8)            .2             (2.1)

     Unrealized loss on derivatives                                (12.9)              (9.1)         (16.5)            (1.3)
                                                                --------           --------       --------          -------
OTHER COMPREHENSIVE INCOME (LOSS)                                    9.6               (2.9)          10.6             (5.8)
                                                                --------           --------       --------          -------

COMPREHENSIVE INCOME                                            $   43.6           $   27.3       $   57.1         $   23.5
                                                                ========           ========       ========         ========

(A) Reclassification adjustments:
     Unrealized gain (loss) on securities                       $    1.7          $     (.5)      $     .5         $   (1.5)
     Less - reclassification adjustment for gains
         realized included in net income                             (.1)               (.3)           (.3)             (.6)
                                                                --------           --------       --------          -------
     Unrealized gain (loss) on securities, net of
         reclassification adjustments                           $    1.6          $     (.8)      $     .2         $   (2.1)
                                                                ========          =========       ========         ========


The accompanying notes are an integral part of these consolidated financial statements.

                   GATX FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) The consolidated balance sheet at December 31, 2002 has been derived from the audited financial statements at that date. All other consolidated financial statements are unaudited but include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations, financial position and cash flow for the respective periods. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2003. For further information, refer to GATX Financial Corporation's (GFC or the Company) annual report on Form 10-K for the year ended December 31, 2002.

(2) Certain amounts in the 2002 financial statements have been reclassified to conform to the current presentation.

(3) Discontinued operations - The 2002 gain on sale of a portion of segment represents the sale of GFC's interest in a bulk-storage facility located in Mexico, and is net of taxes of $3.0 million. The facility was included in the segment formerly known as GATX Terminals Corporation (Terminals).

(4) During the fourth quarter of 2002, GFC recorded a pre-tax charge of $16.9 million related to a reduction in workforce in 2002. The reduction was part of GATX's announced intention to exit the venture business and curtail investment in the specialty finance sector. The charge included costs as well as headcount reductions related to an integration plan implemented to rationalize the workforce and operations at Dyrekcja Eksploatacji Cystern Sp. z.o.o. (DEC), GFC's Polish railcar subsidiary. This charge included involuntary employee separation and benefit costs for 170 employees company-wide, as well as legal fees, occupancy and other costs. The employee groups terminated included professional and administrative staff. As of June 30, 2003, 153 of the employee terminations were completed. Employee terminations are expected to be substantially completed by the end of 2003.

       Following is the reserve activity for the quarter ending June 30, 2003:

          Reserve balance at 3/31/03              $ 13.9
          Benefits paid                             (8.1)
          Occupancy and other costs paid             (.8)
                                                  ------
          Reserve balance at 6/30/03              $  5.0
                                                  ======

       During 2001, GFC recorded a pre-tax charge of $10.9 million related to a reduction in workforce in 2001. This reduction was part of GFC's initiative to reduce selling, general and administrative costs in response to economic conditions and the divestiture of Terminals' operations. This charge included involuntary employee separation and benefit costs for 135 employees company-wide, as well as legal fees, occupancy and other costs. The employee groups terminated included professional and administrative staff, and corporate personnel. As of December 31, 2002, all of the employee terminations were completed.

       Management expects the Company's reserve balance at June 30, 2003 related to the reductions in workforce to be adequate.

  (5) Investments in affiliated companies represent investments in and loans to domestic and foreign companies and joint ventures that are in businesses similar to those of GFC, such as commercial aircraft leasing, rail equipment leasing, technology equipment leasing and other business activities, including ventures that provide asset residual value guarantees in both domestic and foreign markets.

       For purposes of preparing the following information, GFC made certain adjustments to the information provided by the joint ventures. Pre-tax income was adjusted to reverse interest expense recognized by the joint ventures on loans from GFC.

       For all affiliated companies held at the end of the quarter, operating results, as if GFC held 100 percent interest, were (in millions):

                        THREE MONTHS ENDED             SIX MONTHS ENDED
                              JUNE 30                       JUNE 30
                     --------------------------   ----------------------------
                        2003           2002          2003            2002
                     ------------   -----------   ------------    ------------
Gross income          $   202.4      $  219.2      $  400.5         $  429.1
Pre-tax income             32.3          46.3          70.1             91.4

(6) Restricted cash of $109.7 million at June 30, 2003 is comprised of cash and cash equivalents which are restricted as to withdrawal or use. GFC's restricted cash primarily relates to an amount designated as collateral for a joint venture loan and additional amounts maintained as required by contract for three bankruptcy remote, special-purpose corporations that are wholly owned by GFC.

(7) Interest income on advances to GATX, which is included in gross income on the income statement, was $6.6 million for the second quarter compared to $6.5 million in the prior year quarter. For the first six months of 2003, interest income was $15.1 million compared to $13.0 million in the prior year period. These advances have no fixed maturity date. Interest income on advances to GATX is based on an interest rate that is adjusted annually and is reflective of current market rates.

(8) In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which addresses consolidation by a business of variable interest entities (VIE) in which it is the primary beneficiary. FIN 46 applies immediately to VIE's created or acquired after January 31, 2003. No VIE's were created or obtained in the first six months of 2003. For other VIE's, FIN 46 applies in the first quarter or interim period beginning after June 15, 2003. GFC is in the process of completing an assessment of the impact of FIN 46. Based on this review to date, GFC does not expect FIN 46 to have a material impact on its financial statements.

(9) In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others. FIN 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur.

       In connection with certain investments or transactions, GFC has entered into various guarantees which could require performance in the event of demands by third parties. Similar to GFC's balance sheet investments, these guarantees expose GFC to credit and market risk; accordingly, GFC evaluates commitment and other contingent obligations using the same techniques used to evaluate funded transactions.

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

       Asset residual value guarantees represent GFC's commitment to third parties that an asset, or group of assets, will be worth a specified amount at the end of the term of the lease to which the asset relates. Revenue in the form of an initial fee and sharing in any proceeds received upon disposition of assets in excess of the amount guaranteed is earned for providing these asset value guarantees.

       At June 30, 2003, the maximum potential amount of lease, loan or residual value guarantees under which GFC or its subsidiaries could be required to perform was $878.9 million, which includes $175.0 million related to GFC's guarantee of the Parent Company's convertible debt. The related carrying value of the guarantees on the balance sheet, including deferred revenue primarily associated with residual value guarantees entered into prior to the effective date of FIN 45, was $3.7 million. The expirations of these guarantees range from 2003 to 2020. GFC's liability resulting from the performance pursuant to the residual value guarantees may be reduced by the value realized from the underlying asset or group of assets. Based on known and expected market conditions, management does not believe that the asset residual value guarantees will result in any material adverse financial impact to GFC.

(10) The financial data presented below conforms to SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and depicts the profitability, identifiable assets and cash flow of each of GFC's continuing business segments. Segment profitability is presented to reflect operating results inclusive of allocated support expenses from the parent company, and estimated applicable interest costs. Discontinued operations and the cumulative effect of accounting change are not included in the financial data presented below. GFC provides its services and products through two operating segments: GATX Rail and Financial Services.


                                                           GATX         FINANCIAL
(IN MILLIONS)                                              RAIL          SERVICES         OTHER           TOTAL
                                                        -----------     -----------    ------------    ------------
THREE MONTHS ENDED JUNE 30, 2003
PROFITABILITY
Revenues                                                 $  174.7       $   139.0      $      6.5      $    320.2
Share of affiliates' earnings                                 2.6            19.8             -              22.4
                                                         --------       ---------      ----------      ----------
Total gross income                                          177.3           158.8             6.5           342.6
Depreciation                                                 28.1            48.6             -              76.7
Interest, net                                                15.5            29.4              .4            45.3
Operating lease expense                                      46.0             2.4             -              48.4
Income before income taxes                                   20.0            28.1             5.7            53.8
Income                                                       12.8            17.5             3.7            34.0

SELECTED BALANCE SHEET DATA AT JUNE 30, 2003
Investments in affiliated companies                         137.9           689.3             -             827.2
Identifiable assets                                       2,198.8         3,653.1           609.9         6,461.8

ITEMS AFFECTING CASH FLOW
Net cash provided by (used in) operating activities          54.4           146.2            (5.0)          195.6
Portfolio proceeds                                             .4           162.1             -             162.5
                                                         --------       ---------      ----------      ----------
Total cash provided (used)                                   54.8           308.3            (5.0)          358.1
Portfolio investments and capital additions                  43.5           174.3             -             217.8
-------------------------------------------------------------------------------------------------------------------

THREE MONTHS ENDED JUNE 30, 2002
PROFITABILITY
Revenues                                                 $  163.7       $   168.1      $      6.3      $    338.1
Gain on extinguishment of debt                                -                .6             -                .6
Share of affiliates' earnings                                 2.3            19.5             -              21.8
                                                         --------       ---------      ----------      ----------
Total gross income                                          166.0           188.2             6.3           360.5
Depreciation                                                 25.5            61.6             -              87.1
Interest, net                                                14.4            37.1             1.0            52.5
Operating lease expense                                      45.1             3.3             -              48.4
Income before income taxes                                   17.6            24.3             4.9            46.8
Income                                                       11.9            15.1             3.2            30.2

SELECTED BALANCE SHEET DATA AT DECEMBER 31, 2002
Investments in affiliated companies                         145.0           705.9             -             850.9
Identifiable assets                                       2,289.9         3,811.9           561.9         6,663.7

ITEMS AFFECTING CASH FLOW
Net cash provided by operating activities                    90.7            28.8              .5           120.0
Portfolio proceeds                                            -             210.7             -             210.7
                                                         --------       ---------      ----------      ----------
Total cash provided                                          90.7           239.5              .5           330.7
Portfolio investments and capital additions                  25.8           323.6             -             349.4
-------------------------------------------------------------------------------------------------------------------

                                                           GATX         FINANCIAL
(IN MILLIONS)                                              RAIL          SERVICES         OTHER           TOTAL
                                                        -----------     -----------    ------------    ----------
SIX MONTHS ENDED JUNE 30, 2003
PROFITABILITY
Revenues                                                 $  345.6       $   256.0      $     14.8      $    616.4
Gain on extinguishment of debt                                -                .7             -                .7
Share of affiliates' earnings                                 4.7            36.2             -              40.9
                                                         --------       ---------      ----------      ----------
Total gross income                                          350.3           292.9            14.8           658.0
Depreciation                                                 56.4            98.5             -             154.9
Interest, net                                                31.7            61.8             1.6            95.1
Operating lease expense                                      91.8             4.7             -              96.5
Income before income taxes                                   34.8            26.2            12.3            73.3
Income                                                       22.2            16.3             8.0            46.5

SELECTED BALANCE SHEET DATA AT JUNE 30, 2003
Investments in affiliated companies                         137.9           689.3             -             827.2
Identifiable assets                                       2,198.8         3,653.1           609.9         6,461.8

ITEMS AFFECTING CASH FLOW
Net cash provided by (used in) operating activities          98.7           198.0            (4.6)          292.1
Portfolio proceeds                                             .9           383.9             -             384.8
                                                         --------       ---------      ----------      ----------
Total cash provided (used)                                   99.6           581.9            (4.6)          676.9
Portfolio investments and capital additions                  92.4           375.4             -             467.8
-----------------------------------------------------------------------------------------------------------------

SIX MONTHS ENDED JUNE 30, 2002
PROFITABILITY
Revenues                                                 $  335.4       $   298.7      $     12.3      $    646.4
Gain on extinguishment of debt                                -              14.5             -              14.5
Share of affiliates' earnings                                 6.0            33.8             -              39.8
                                                         --------       ---------      ----------      ----------
Total gross income                                          341.4           347.0            12.3           700.7
Depreciation                                                 51.3           124.1             -             175.4
Interest, net                                                28.7            72.2             2.2           103.1
Operating lease expense                                      88.7             1.9             -              90.6
Income before income taxes                                   45.9            35.7             9.4            91.0
Income                                                       29.8            22.1             6.1            58.0

SELECTED BALANCE SHEET DATA AT DECEMBER 31, 2002
Investments in affiliated companies                         145.0           705.9             -             850.9
Identifiable assets                                       2,289.9         3,811.9           561.9         6,663.7

ITEMS AFFECTING CASH FLOW
Net cash provided by (used in) operating activities         120.2            73.4           (10.4)          183.2
Portfolio proceeds                                            5.5           444.4             -             449.9
                                                         --------       ---------      ----------      ----------
Total cash provided (used)                                  125.7           517.8           (10.4)          633.1
Portfolio investments and capital additions                  39.4           631.6             -             671.0
-----------------------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     COMPARISON OF FIRST SIX MONTHS OF 2003
                           TO FIRST SIX MONTHS OF 2002

GFC Corporation's (GFC or the Company) net income for the first six months of 2003 was $46.5 million, a $17.2 million increase from the $29.3 million reported for the same period in 2002. Comparisons between periods are affected by various items. Earnings for the first six months of 2002 included a $6.2 million after-tax gain related to the sale of a portion of the discontinued Terminals segment, and a $34.9 million charge related to the write-off of goodwill at the Rail segment. In the first six months of 2003, GFC reported a net $6.0 million after-tax loss provision related to the Air Canada bankruptcy, reflecting an $11.1 million after-tax first quarter loss provision offset by the second quarter $5.1 million after-tax recovery. Earnings for the first six months of 2003 also included a $2.7 million after-tax insurance recovery on previously expensed litigation-related charges.

RESULTS OF CONTINUING OPERATIONS

GFC's gross income from continuing operations for the first six months of 2003 of $658.0 million was $42.7 million lower than the prior year period. Income from continuing operations before cumulative effect of accounting change for the first six months of 2003 was $46.5 million compared to $58.0 million in the prior year period.

GATX RAIL (RAIL)

In December 2002, Rail acquired the remaining interests in KVG Kesselwagen Vermietgesellschaft mbH and KVG Kesselwagen Vermietgesellschaft m.b.h. (collectively KVG), a leading European railcar lessor. Prior to the December acquisition, Rail held a 49.5% interest in KVG. As a result of the acquisition, KVG's results are now included in Rail's consolidated financial results.

Rail's gross income of $350.3 million for the first six months of 2003 increased $8.9 million over the prior year period. Excluding KVG, gross income of $327.7 million was $13.7 million lower than the prior year period.

Lease income of $315.7 million was $3.8 million higher than the prior year period. Excluding KVG, lease income of $290.8 million was $21.1 million lower than the prior year period. The North American rail market continues to be negatively impacted by the economic downturn and aggressive competition continues to negatively impact lease rates. However, Rail has experienced improvement in renewals and assignments of railcars in the first half of 2003. Rail's North American fleet totaled 105,100 cars at the end of the second quarter compared to 110,500 at the end of the prior year period. Approximately 97,500 railcars were on lease throughout North America at the end of the second quarter, compared to 100,400 a year ago and 97,200 at December 31, 2002. Rail's North American utilization was 93% at June 30, 2003, compared to 91% at June 30, 2002 and 91% at December 31, 2002. The increase in utilization from year end was due to both additional railcars on lease and the scrapping of railcars.

Asset remarketing income includes gains from the sale of assets from Rail's own portfolio as well as residual sharing fees from the sale of managed assets. Asset remarketing income of $4.6 million was comparable with the prior year period. Asset remarketing income in 2003 includes a gain of $4.3 million resulting from the disposition of a leveraged lease commitment on passenger rail equipment. The gain is partially offset by certain costs, the net result of which is an increase to net income of $1.0 million. Share of affiliates' earnings of $4.7 million were $1.3 million lower than the prior year period. Excluding KVG's earnings of $2.5 million in 2002, share of affiliates' earnings increased $1.2 million over the prior year period. Domestic share of affiliates' earnings include the reversal of a maintenance reserve of $.6 million in the current year and a loss on a sale leaseback transaction of $.5 million in the prior year period.

Ownership costs of $179.9 million were $11.2 million higher than the prior year period. Excluding KVG, ownership costs of $169.4 million increased $.7 million, driven primarily by higher depreciation and increased interest expense due to lower capitalized interest and higher average debt balances, partially offset by a decrease in operating lease expense due to lower variable rates on certain leases in the 2003 period.

Maintenance expense increased $5.7 million from the prior year period to $80.2 million. Excluding KVG, maintenance expense of $76.3 million was up $1.8 million from the prior year period due to an increase in the number of cars repaired, at a higher cost per car, resulting from increased customer activity. Additionally, certain railroad mandated repairs undertaken in 2003 contributed to the increase. In the first quarter of 2003, the American Association of Railroads
(AAR) issued an early warning letter that required all owners of railcars in the U.S. to inspect or replace certain bolsters manufactured by National Castings Inc. from the mid to late 1990s. Rail owns approximately 3,200 railcars that will be required to have the bolsters inspected or replaced by December 2003. Approximately 60% of the affected railcars are on full service leases under which Rail is responsible for the associated costs of inspection or replacement. The remainder are on net leases, under which Rail expects the lessees to pay for all or a portion of such costs. The increase in maintenance expense due to the replacement of bolsters is $1.1 million. Management expects the cost of bolster inspections and replacements to total up to $6.0 million pre-tax over the 2003-2004 period.

Selling, general and administrative (SG&A) expenses of $37.5 million were $.4 million lower than the prior year period. Excluding KVG, SG&A expenses of $32.5 million decreased $5.4 million due to lower incentive compensation expense, timing, and cost savings.

Provision for possible losses was $.8 million lower than the prior year period due to recoveries on previously written-off accounts.

In 2002, Rail recognized a cumulative effect of accounting change of $34.9 million. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, Rail completed a review of all recorded goodwill in 2002 and established fair values using discounted cash flows. Based on this review, Rail recorded a one-time, non-cash impairment charge related to DEC. The impairment charge was due primarily to lower expectations of projected cash flows based on current market conditions and a lower long-term growth rate projected for DEC.

Rail's net income of $22.2 million was $27.3 million higher than the prior year period. Income before cumulative effect of accounting change of $22.2 million was $7.6 million lower than the prior year period primarily due to fewer active cars in the North American fleet combined with lower rates on renewals and assignments.

FINANCIAL SERVICES

Financial Services is comprised of four business units: Air, Technology, Venture Finance (Venture) and Specialty Finance (Specialty). In December 2002, GATX announced its intention to sell or otherwise run-off Venture and curtail investment at Specialty. During the second quarter of 2003, GATX determined that Venture would not be sold. Venture represents $202.6 million of GFC's total assets (including $2.0 million of off balance sheet assets) at June 30, 2003. Specialty represents $871.4 million of GFC's total assets (including $18.2 million of off balance sheet assets) at June 30, 2003.

Financial Services continues to be negatively affected by the current economic environment and challenging market conditions. In addition, despite showing better operating performance than in the first quarter of 2003, volatility continues in the airline industry, and GFC may experience unscheduled returns of aircraft, lease restructurings and continued pressure on lease rates in its Air business unit.

With respect to Air's delivery and renewal schedule, there are currently leases in place for all of the six new aircraft scheduled for delivery in 2003. Financial Services has eight aircraft leases scheduled for renewal in 2003, with respect to which five leases are in place and one letter of intent has been signed.

Financial Services' gross income of $292.9 million decreased $54.1 million from the prior year period. The prior year period included $14.5 million attributable to a gain on extinguishment of debt primarily associated with one Technology investment, which was largely offset by a related loss provision and asset impairment charge. Excluding gains on extinguishment of debt in both periods, gross income decreased $40.3 million principally due to decreases in lease and interest income and lower gains with respect to asset remarketing.

Lease income of $162.7 million declined $41.9 million from the prior year period due to lower Technology and Specialty lease assets, slightly offset by an increase in operating lease income from new aircraft deliveries at Air. Interest income of $21.8 million decreased $6.8 million due to lower average loan balances at Venture and Specialty compared to the prior year period, consistent with GATX's plan to exit or curtail investment in these businesses.

Asset remarketing income includes gains from the sale of assets from Financial Services' own portfolio as well as residual sharing fees from the sale of managed assets. Asset remarketing income of $18.9 million decreased $7.0 million from the prior year period primarily due to a decrease in remarketing activity at Technology. Fee income of $9.1 million increased $1.2 million from the prior year period due to a guarantee fee received at Specialty during the first quarter of 2003. Other income of $13.3 million increased $7.4 million from the prior year period due in part to the receipt of insurance proceeds of $4.5 million related to previously expensed litigation as well as higher foreign currency translation gains which were largely offset in fair value adjustments for derivatives.

Share of affiliates' earnings of $36.2 million was $2.4 million higher than 2002. The increase is due primarily to slightly higher income from certain Air, Technology and Venture affiliates offset in part by lower income at Specialty affiliates.

Ownership costs of $165.0 million decreased $33.2 million compared to the prior year. Depreciation expense of $98.5 million decreased $25.6 million from 2002, reflecting lower average operating lease assets at Technology, partially offset by higher depreciation expense at Air due to new aircraft deliveries. Operating lease expense of $4.7 million was $2.8 million higher than the prior year period, which included the reversal of a previously recorded sublease liability. Interest expense of $61.8 million decreased $10.4 million from 2002 due to a decrease in average debt balances and lower interest rates.

SG&A expenses of $46.7 million decreased $6.2 million compared to the prior year due to lower human resource and administrative expenses as a result of the fourth quarter 2002 reduction in workforce, lower incentive compensation expense and reduced commission expense at Technology due to a decrease in asset remarketing activity.

The provision for possible losses is Financial Services' estimate of possible credit losses inherent in the investment portfolio based on a review of credit, collateral and market risks. The provision for possible losses of $8.6 million decreased $17.7 million from the prior year period. A provision of $18.1 million was made in the first quarter of 2003 to fully reserve for an unsecured Air Canada note as a result of the bankruptcy filing. During the second quarter of 2003 the Air Canada note was sold and $8.5 million of the provision was reversed. The prior year period included a $10.0 million provision related to one Technology leasing investment which was largely offset by a $13.1 million gain on extinguishment of nonrecourse debt related to the same investment. Asset impairment charges of $16.1 million increased $9.7 million from the prior year and primarily relate to Specialty assets.

The allowance for possible losses of $55.4 million decreased $13.2 million from December 31, 2002 and was approximately 6.1% of reservable assets, moderately lower than 6.3% at year end. Reservable assets are defined as gross receivables, finance leases and loans. Net charge-offs of reservable assets totaled $23.6 million for the current six-month period and included a $12.8 million write-off related to the Air Canada note as well as write-offs related to Venture and Technology investments.

Non-performing assets of $144.2 million increased $49.3 million from year end primarily due to higher Air investments on non-accrual status.

Net income of $16.3 million decreased $5.8 million from last year. The combination of provision for losses and asset impairment charges (net of gains on extinguishment of debt), had a $3.5 million unfavorable income impact compared to the prior year and was principally driven by the net loss provision related to the Air Canada note. The addition of lower yielding aircraft and technology assets also contributed to the decrease in net income, partially offset by lower SG&A expenses and a $2.7 million after-tax insurance recovery of litigation expenses.

OTHER

Other net income was $8.0 million for the first six months of 2003 compared to $6.1 million for the prior year period. The increase in net income was primarily due to lower interest expense.

TAXES

The Parent Company reported a net operating loss on its 2002 U.S. consolidated income tax return and anticipates a loss on its 2003 return, largely due to bonus tax depreciation on new assets. In accordance with IRS rules, and subject to certain limitations, these losses may be carried back to offset taxable income in prior years, resulting in tax refunds. GFC's recoverable income taxes as of June 30, 2003 were $35.6 million.

RESULTS OF DISCONTINUED OPERATIONS

As of March 31, 2002, GFC completed the divestiture of Terminals. Financial data for Terminals has been segregated as discontinued operations for all periods presented.

In the first quarter of 2002, GFC sold its interest in a bulk-liquid storage facility in Mexico and recognized a $6.2 million after-tax gain.

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

Net cash provided by operating activities of continuing operations for the first six months of 2003 was $292.1 million, $108.9 million higher than the prior year period. The 2003 period includes a federal income tax refund allocable to GFC of $89.7 million. Comparison of cash from operations between periods is also affected by other changes in working capital, including timing of lease payments.

Portfolio proceeds of $384.8 million were down $65.1 million from $449.9 million in the 2002 period due to lower proceeds from disposals of leased equipment and a decrease in finance lease payments received, partially offset by increases in cash distributions from joint venture investments and loan principal payments received.

Portfolio investments and capital additions for the first six months of 2003 totaled $467.8 million, a decrease of $203.2 million from the first six months of 2002. Portfolio investments and capital additions at Financial Services of $375.4 million were $256.2 million lower than the prior year period, primarily due to fewer aircraft progress payments and deliveries, lower volume at Technology and curtailed investment at Specialty and Venture. Rail invested $92.4 million in the first six months of 2003, an increase of $53.0 million from the prior year. The increase was primarily attributable to Rail's December 2002 acquisition of the remaining interest in KVG, a portion of which was funded in 2003, as well as additional KVG railcar investments. Future portfolio investments and capital additions (excluding contractual commitments) will depend on market conditions and opportunities to acquire desirable assets.

Net leveraged lease disposition of $102.8 million represents asset remarketing proceeds of $5.6 million from the sale of a commitment to lease passenger rail equipment, offset by restricted cash transferred to the acquirer. Related balances also transferred include non-recourse debt, progress payments, and other assets.

GFC's operating subsidiaries fund investments and meet debt, lease and dividend obligations through cash flow from operations, portfolio proceeds (including proceeds from asset sales), commercial paper borrowings, uncommitted money market lines, committed revolving credit facilities, the issuance of unsecured debt, and a variety of secured borrowings. GFC utilizes both the domestic and international bank and capital markets.

In the current six-month period GFC issued $333.0 million and repaid $434.4 million of long-term debt. Significant financings in the first half of 2003 included $103.6 million of aircraft financing guaranteed by the European Export Credit Agencies, $100.0 million from a commercial paper conduit securitization facility, $79.8 million of technology nonrecourse financing and $37.1 million of aircraft financing guaranteed by the U.S. Export-Import Bank.

GFC has revolving credit facilities totaling $539.3 million, consisting of three agreements for $254.3 million, $145.0 million and $140.0 million, expiring in 2004, 2005 and 2006, respectively. In June 2003, GFC replaced an expiring $350.0 million facility with the $140.0 million credit facility. The new agreement is a three-year unsecured revolving credit facility maturing in June 2006, and will be used for short-term funding requirements. At June 30, 2003, availability under all credit facilities was $513.9 million, with $25.4 million of letters of credit backed by the most recent facility. The revolving credit facilities contain various restrictive covenants, including an asset coverage test, requirements to maintain a defined minimum net worth and a fixed charges coverage ratio. At June 30, 2003, GFC was in compliance with the covenants and conditions of the credit facilities.

In the second quarter 2003, GFC registered $1.0 billion of unsecured debt securities and pass through certificates under a shelf registration statement filed with the Securities and Exchange Commission. Pass through certificates are securities that evidence an ownership interest in a pass through trust. The property held by each pass through trust may include promissory notes secured by railcars or aircraft that are owned or leased by GFC. No amounts were issued pursuant to the shelf registration as of June 30, 2003.

The availability of these funding options may be adversely impacted by certain factors. Access to capital markets at competitive rates is dependent on GFC's credit rating as determined by rating agencies such as Standard & Poor's (S&P) and Moody's Investors Service (Moody's). On April 15, 2003, S&P downgraded GFC's long-term unsecured debt from BBB to BBB- and removed its ratings from credit watch. GFC's current outlook from S&P is stable. On March 27, 2003, Moody's affirmed the credit rating on GFC's long-term unsecured debt at Baa3 but revised the rating outlook to negative from stable. GFC's existing credit rating has increased the cost of borrowing from prior years and constrained GFC's access to the commercial paper market. As a result, GFC may have more difficulty accessing the long-term capital market on a cost efficient basis.

Unconditional purchase obligations of GFC's subsidiaries consist primarily of committed aircraft deliveries and railcar orders. Unconditional purchase obligations at June 30, 2003 were $800.8 million, comprised as follows: $206.9 million in the remainder of 2003, $392.4 million in 2004-2005, $181.4 million in 2006-2007, and $20.1 million thereafter.

                        COMPARISON OF SECOND QUARTER 2003
                             TO SECOND QUARTER 2002

In the second quarter 2003, GFC reported net income of $34.0 million compared to $30.2 million in the prior year period.

GATX RAIL

Rail's gross income of $177.3 million for the second quarter of 2003 increased $11.2 million over the prior year period. Excluding KVG, gross income was $1.3 million lower than the prior year period. Fewer active cars in the North American fleet combined with lower rates on renewals and assignments contributed to an $11.1 million decline in lease income.

Asset remarketing income of $4.5 million was $4.3 million higher than the prior year period. Second quarter 2003 asset remarketing income includes a $4.3 million gain on the disposition of a leveraged lease commitment on passenger rail equipment. The gain is partially offset by certain costs, the net result of which is an increase to net income of $1.9 million. Share of affiliates' earnings of $2.6 million were $.3 million higher than the prior year period. Excluding KVG's earnings of $1.3 million in 2002, share of affiliates' earnings were $1.6 million higher than the prior year period. The increase was due to improved earnings at domestic affiliates as well as AAE Cargo. Domestic share of affiliates' earnings include the reversal of a maintenance reserve of $.6 million in the current year quarter and a loss on a sale leaseback transaction of $.5 million in the prior year period.

Ownership costs of $89.6 million were $4.6 million higher than the prior year period. Excluding KVG, ownership costs of $84.2 million were $.8 million lower than the prior year period resulting from a decrease in operating lease expense.

Maintenance expense increased $3.9 million from the prior year period to $40.8 million. Excluding KVG, maintenance expense of $38.6 million was $1.7 million higher than the prior year period. The increase of $1.7 million was due to higher repair and severance costs at DEC.

SG&A expenses of $19.2 million were comparable to the prior year period. Excluding KVG, SG&A expenses of $16.5 million decreased $2.6 million due to lower incentive compensation expense, timing, and cost savings.

Rail's net income of $12.8 million was $.9 million higher than the prior year period. Excluding KVG, net income of $12.3 million was comparable with the prior year period. The net impact of the gain on disposition of the leveraged lease commitment of $1.9 million, in addition to lower SG&A expenses, were largely offset by lower North American lease income.

FINANCIAL SERVICES

Financial Services' gross income of $158.8 million decreased $29.4 million from the prior year period due to lower lease and asset remarketing income. Lease income of $81.0 million was down $24.9 million primarily due to a decline in Technology and Specialty lease assets offset by an increase in operating lease income from new aircraft deliveries at Air. Asset remarketing income of $8.7 million was lower than the prior year period by $9.6 million primarily due to a decrease in remarketing activity at Technology and losses at Specialty during the quarter related to the sale of its interest in an affiliate. Other income of $8.1 million increased $4.1 million from the prior year due to a $4.5 million insurance recovery on previously expensed litigation related charges.

Share of affiliates' earnings of $19.8 million is comparable to the prior year period earnings of $19.5 million. The current period earnings included higher income at Air as a result of a gain from the sale of certain assets, which largely offset an impairment loss on these assets recorded in the first quarter 2003. Lower income at Specialty due to the absence of income from a dissolved real estate joint venture offset the increase in income at Air.

Ownership costs of $80.4 million decreased $21.6 million compared to the prior year period due to lower depreciation and interest expense. Depreciation expense of $48.6 million decreased $13.0 million from 2002 reflecting the lower level of investment in Technology operating lease assets offset slightly by an increase in operating lease assets at Air. Interest expense of $29.4 million decreased $7.7 million due to a decrease in average debt at Technology and lower interest rates slightly offset by an increase in recourse debt at Air.

SG&A expenses of $25.3 million decreased $2.6 million from the prior year period due to lower human resource and administrative expenses as a result of the fourth quarter 2002 reduction in workforce, lower incentive compensation expense and lower commission expense at Technology due to a decrease in asset remarketing activity.

The (reversal) provision for possible losses of $(10.5) million was $19.4 million lower than the prior year quarter. The current quarter provision includes an $8.5 million reversal of the loss provision related to an unsecured Air Canada note which had been fully reserved for during the first quarter of 2003.

Net income for the current three-month period was $17.5 million, compared to $15.1 million in the prior year period. The increase from the prior year period was principally the result of a $5.1 million after-tax recovery on the Air Canada note that had been reserved for during the first quarter 2003, insurance proceeds of $2.7 million after-tax related to previously expensed litigation-related charges, and lower ownership costs, partially offset by lower lease and asset remarketing income and higher asset impairment charges.

NEW ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging activities. This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is in effect for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. In addition, all provisions of this statement should be applied prospectively. The provisions of this statement that relate to SFAS 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain freestanding financial instruments with characteristics of both liabilities and equity and requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstances). This statement is effective as of July 1, 2003. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements.

FORWARD LOOKING STATEMENTS

Certain statements in Management's Discussion and Analysis may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "may", "anticipate," "believe," "estimate," "expects," "intend," "predict," or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Risks and uncertainties include, but are not limited to, general economic conditions; aircraft and railcar lease rate and utilization levels; conditions in the capital markets and the potential for a downgrade in our credit rating, either of which could have an effect on our borrowing costs or our ability to access the markets for commercial paper or secured and unsecured debt; dynamics affecting customers within the chemical, petroleum and food industries; regulatory rulings that may impact the economic value of assets; competitors in the rail and air markets who may have access to capital at lower costs than GFC; additional potential write-downs and/or provisions within GFC's portfolio; impaired asset charges; and general market conditions in the rail, air, technology, venture, and other large-ticket industries.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
GFC and its subsidiaries are exposed to certain market risks, including changes in interest rates and currency exchange rates. To manage these risks, pursuant to established and authorized policies, such subsidiaries enter into derivative transactions, principally interest rate swaps, Treasury derivatives and currency swaps. These instruments and other derivatives are entered into for hedging purposes only. Neither GFC nor its subsidiaries hold or issue derivative financial instruments for speculative purposes.

Since December 31, 2002, there have been no material changes in GFC's interest rate and foreign currency exposures or types of derivative instruments used to hedge these exposures, and no significant changes in underlying market conditions.

ITEM 4.  CONTROLS AND PROCEDURES
GFC management, with the participation of the Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), have conducted an evaluation of the effectiveness of disclosure controls and procedures in accordance with Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based on such evaluation, the Company's CEO and CFO have concluded as of the end of the period covered by this report, that GFC's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective to ensure that information required to be disclosed by GFC in this Quarterly Report on Form 10-Q has been recorded, processed, summarized, and reported to them in a timely manner. There have been no significant changes in the company's internal controls over financial reporting that occurred during the period covered by this report that has materially affected or is reasonably likely to materially affect these controls.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits:

         Reference is made to the exhibit index which is included herewith and is incorporated by reference hereto.

(b)      Reports on Form 8-K:

         Form 8-K filed on June 18, 2003 reporting a Credit
         Agreement for a three-year credit facility.






                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             GATX FINANCIAL CORPORATION
                                                    (Registrant)


                                                 /s/ Brian A. Kenney
                                          -----------------------------------
                                                   Brian A. Kenney
                                              Senior Vice President and
                                               Chief Financial Officer
                                              (Duly Authorized Officer)




Date:  August 13, 2003

                                  EXHIBIT INDEX

The following exhibits are furnished as part of this quarterly report:


EXHIBIT
-------

12      Computation of Ratios of Earnings to Fixed Charges

31a Certification Pursuant to Exchange Act Rule 13(a)-15(e) and Rule 15(d)-15(e) (CEO Certification)

31b Certification Pursuant to Exchange Act Rule 13(a)-15(e) and Rule 15(d)-15(e) (CFO Certification)

32      Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO
        Certification)