Form 10-Q
period 2003-09-30
GATX FINANCIAL CORP
filed 2003-11-12
CIK 357019

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                    Form 10-Q

        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       or

        [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 1-8319
                         ------------------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,041,250 shares of $1 par value common stock were outstanding (all owned by GATX Corporation) as of October 31, 2003.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1)(a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.
================================================================================

                      INDEX TO GATX FINANCIAL CORPORATION
                         FORM 10-Q - SEPTEMBER 30, 2003

Item No.                                                                                           Page No.
--------                                                                                           --------
PART I - FINANCIAL INFORMATION

   Item 1.     Financial Statements
                  Consolidated Statements of Income.............................................       1
                  Consolidated Balance Sheets...................................................       2
                  Consolidated Statements of Cash Flows.........................................       4
                  Consolidated Statements of Comprehensive Income...............................       5
                  Notes to the Consolidated Financial Statements................................       6

   Item 2.     Management's Discussion and Analysis of Financial Condition and
               Results of Operations............................................................      11
                  Comparison of First Nine Months of 2003 to First Nine Months of 2002..........      11
                  Cash Flow and Liquidity.......................................................      14
                  Comparison of Third Quarter 2003 to Third Quarter 2002........................      16
                  New Accounting Pronouncements.................................................      17
                  Forward Looking Statements....................................................      17

   Item 4.     Controls and Procedures..........................................................      18

PART II - OTHER INFORMATION

   Item 1.     Legal Proceedings................................................................      19
   Item 6.     Exhibits and Reports on Form 8-K.................................................      20

SIGNATURE.......................................................................................      20

EXHIBIT INDEX ..................................................................................      21

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                   GATX FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                  (IN MILLIONS)

                                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                  SEPTEMBER 30                SEPTEMBER 30
                                                            -------------------------   -------------------------
                                                                2003          2002         2003           2002
                                                            -----------   -----------   -----------   -----------
GROSS INCOME
    Lease income                                            $     238.2   $     249.4   $     716.6   $     765.9
    Marine operating revenue                                       27.3          29.0          57.0          53.7
    Interest income                                                 9.1          15.0          30.9          43.6
    Asset remarketing income                                        7.5          10.6          31.0          40.4
    Gain on sale of securities                                      5.8           2.3           6.3           3.4
    Fees                                                            3.9           3.7          14.8          13.1
    Other                                                          30.7          19.1          82.3          55.4
                                                            -----------   -----------   -----------   -----------
    Revenues                                                      322.5         329.1         938.9         975.5
    Gain on extinguishment of debt                                  -             1.4            .7          15.9
    Share of affiliates' earnings                                  18.5          18.3          59.4          58.1
                                                            -----------   -----------   -----------   -----------
TOTAL GROSS INCOME                                                341.0         348.8         999.0       1,049.5

OWNERSHIP COSTS
    Depreciation                                                   77.1          86.8         232.0         262.2
    Interest, net                                                  43.0          53.4         138.1         156.5
    Operating lease expense                                        47.5          47.6         144.0         138.2
                                                            -----------   -----------   -----------   -----------
TOTAL OWNERSHIP COSTS                                             167.6         187.8         514.1         556.9

OTHER COSTS AND EXPENSES
    Maintenance expense                                            43.3          37.8         125.3         112.7
    Marine operating expenses                                      21.8          20.5          45.9          40.1
    Other operating expenses                                       11.3           7.7          31.4          25.4
    Selling, general and administrative                            42.7          46.3         127.8         137.7
    Provision for possible losses                                    .4           2.4           8.8          29.3
    Asset impairment charges                                        4.3           9.2          20.4          15.6
    Fair value adjustments for derivatives                           .2           (.7)          2.6           3.0
                                                            -----------   -----------   -----------   -----------
TOTAL OTHER COSTS AND EXPENSES                                    124.0         123.2         362.2         363.8
                                                            -----------   -----------   -----------   -----------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
   TAXES AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE                49.4          37.8         122.7         128.8

INCOME TAXES                                                       18.4           9.4          45.2          42.4
                                                            -----------   -----------   -----------   -----------

INCOME FROM CONTINUING OPERATIONS BEFORE
       CUMULATIVE EFFECT OF ACCOUNTING CHANGE                      31.0          28.4          77.5          86.4

DISCONTINUED OPERATIONS
   Gain on sale of portion of segment, net of taxes                   -             -             -           6.2
                                                            -----------   -----------   -----------   -----------
TOTAL DISCONTINUED OPERATIONS                                         -             -             -           6.2
                                                            -----------   -----------   -----------   -----------

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE               31.0          28.4          77.5          92.6

CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                -             -             -         (34.9)
                                                            -----------   -----------   -----------   -----------

NET INCOME                                                  $      31.0   $      28.4   $      77.5   $      57.7
                                                            ===========   ===========   ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                   GATX FINANCIAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                                             SEPTEMBER 30   DECEMBER 31
                                                                 2003           2002
                                                             ------------   ------------
                                                             (Unaudited)
ASSETS

CASH AND CASH EQUIVALENTS                                    $      151.5   $     230.7
RESTRICTED CASH                                                     108.6         140.9

RECEIVABLES
    Rent and other receivables                                       87.4          92.6
    Finance leases                                                  590.7         713.0
    Loans                                                           279.0         434.2
    Less: allowance for possible losses                             (63.0)        (77.2)
                                                             ------------   -----------
                                                                    894.1       1,162.6

OPERATING LEASE ASSETS, FACILITIES AND OTHER
     Railcars and service facilities                              3,089.3       2,979.3
     Operating lease investments and other                        2,369.3       2,250.1
     Less - allowance for depreciation                           (2,025.6)     (2,001.2)
                                                             ------------   -----------
                                                                  3,433.0       3,228.2
Progress payments for aircraft and other equipment                   47.5         140.9
                                                             ------------   -----------
                                                                  3,480.5       3,369.1

DUE FROM GATX CORPORATION                                           331.0         422.5
INVESTMENTS IN AFFILIATED COMPANIES                                 830.1         850.9
RECOVERABLE INCOME TAXES                                             35.6          86.1
GOODWILL, NET                                                        62.5          62.5
OTHER INVESTMENTS                                                    86.3          96.1
OTHER ASSETS                                                        182.5         242.3
                                                             ------------   -----------
                                                             $    6,162.7   $   6,663.7
                                                             ============   ===========

                                                  SEPTEMBER 30    DECEMBER 31
                                                      2003            2002
                                                  -----------     -----------
                                                  (Unaudited)
LIABILITIES AND SHAREHOLDER'S EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES             $      316.9    $     374.9

DEBT
   Short-term                                             32.2           13.7
   Long-term:
      Recourse                                         2,829.0        3,229.9
      Nonrecourse                                        466.4          594.6
   Capital lease obligations                             123.7          143.7
                                                  ------------    -----------
                                                       3,451.3        3,981.9

DEFERRED INCOME TAXES                                    610.0          558.2
OTHER LIABILITIES                                        230.6          247.0
                                                  ------------    -----------
TOTAL LIABILITIES                                      4,608.8        5,162.0

SHAREHOLDER'S EQUITY
   Preferred stock                                       125.0          125.0
   Common stock                                            1.0            1.0
   Additional capital                                    521.5          521.5
   Reinvested earnings                                   971.8          933.0
   Accumulated other comprehensive loss                  (65.4)         (78.8)
                                                  ------------    -----------
   TOTAL SHAREHOLDER'S EQUITY                          1,553.9        1,501.7
                                                  ------------    -----------
                                                  $    6,162.7    $   6,663.7
                                                  ============    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                   GATX FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (IN MILLIONS)

                                                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                              SEPTEMBER 30                  SEPTEMBER 30
                                                                       --------------------------     -------------------------
                                                                          2003           2002            2003          2002
                                                                       -----------    -----------     ----------    -----------
OPERATING ACTIVITIES
Income from continuing operations, including accounting change         $      31.0    $      28.4     $     77.5    $      51.5
Adjustments to reconcile income from continuing operations
  to net cash provided by continuing operations:
Realized gains on remarketing of leased equipment                             (5.3)          (3.9)         (26.1)         (31.3)
Gains on sales of securities                                                  (5.8)          (2.3)          (6.3)          (3.4)
Depreciation                                                                  80.5           90.5          243.0          273.8
Provision for possible losses                                                   .4            2.4            8.8           29.3
Asset impairment charges                                                       4.3            9.2           20.4           15.6
Deferred income taxes                                                         33.5           54.9           85.2           92.3
Gain on extinguishment of debt                                                 -             (1.4)           (.7)         (15.9)
Share of affiliates' earnings, net of dividends                              (14.6)         (12.2)         (45.6)         (36.2)
Cumulative effect of accounting change                                           -              -              -           34.9
(Increase) decrease in recoverable federal income taxes, net                 (32.7)         (50.3)          25.2          (63.5)
Decrease in accrued operating lease payable                                  (17.1)         (14.9)         (18.6)         (19.2)
Other, including working capital                                              (1.5)          34.3          (18.4)         (28.7)
                                                                       -----------    -----------     ----------    -----------
     Net cash provided by continuing operations                               72.7          134.7          344.4          299.2

INVESTING ACTIVITIES
Additions to equipment on lease, net of nonrecourse financing
  for leveraged leases, operating lease assets and facilities               (124.8)        (148.7)        (463.9)        (662.3)
Loans extended                                                               (10.9)         (35.6)         (48.6)         (90.9)
Investments in affiliated companies                                           (4.8)          (4.4)         (49.0)         (31.0)
Progress payments                                                             (3.5)         (25.8)         (26.1)         (84.7)
Other investments                                                             (1.0)          (1.9)         (25.2)         (18.5)
                                                                       -----------    -----------     ----------    -----------
Portfolio investments and capital additions                                 (145.0)        (216.4)        (612.8)        (887.4)
Portfolio proceeds                                                           177.8          223.3          568.2          673.2
Proceeds from other asset sales                                                4.3            7.1           19.1          105.6
Net decrease (increase) in restricted cash                                     1.1            9.3          (76.1)           1.2
Effect of exchange rate changes on restricted cash                               -           (3.4)          17.7            6.6
                                                                       -----------    -----------     ----------    -----------
    Net cash provided by (used in) investing activities of
     continuing operations                                                    38.2           19.9          (83.9)        (100.8)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt                                 120.3          144.4          453.3        1,049.4
Repayment of long-term debt                                                 (408.8)        (318.1)        (843.2)        (988.4)
Net increase (decrease) in short-term debt                                     8.3            (.8)          16.8         (287.5)
Net repayments of capital lease obligations                                   (5.2)          (5.6)         (20.0)         (20.5)
Equity contribution from GATX Corporation                                        -              -              -           45.0
Net decrease (increase) in amount due from GATX Corporation                  117.2          (76.2)          91.5           45.4
Cash dividends paid to GATX Corporation                                      (15.5)             -          (38.7)         (17.9)
                                                                       -----------    -----------     ----------    -----------
    Net cash used in financing activities of continuing
     operations                                                             (183.7)        (256.3)        (340.3)        (174.5)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                  (2.1)           1.8             .6           10.5
NET TRANSFERS TO DISCONTINUED OPERATIONS                                         -            (.8)             -          (12.9)
                                                                       -----------    -----------     ----------    -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS FROM                    (74.9)        (100.7)         (79.2)          21.5
      CONTINUING OPERATIONS

PROCEEDS FROM SALE OF PORTION OF SEGMENT                                         -              -              -            3.2
                                                                       -----------    -----------     ----------    -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
                                                                       $     (74.9)   $    (100.7)    $    (79.2)   $      24.7
                                                                       ===========    ===========     ==========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                   GATX FINANCIAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
                                  (IN MILLIONS)

                                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                   SEPTEMBER 30                SEPTEMBER 30
                                                             ------------------------    ------------------------
                                                                2003          2002          2003          2002
                                                             ----------    ----------    ----------    ----------
NET INCOME                                                   $     31.0    $     28.4    $     77.5    $     57.7

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:

     Foreign currency translation adjustment                        9.2          (6.4)         36.1          (8.8)

     Unrealized gain (loss) on securities, net of
         reclassification adjustments (a)                             -             -            .2          (2.1)

     Unrealized (loss) gain on derivatives                         (6.4)          4.1         (22.9)          2.8

                                                             ----------    ----------    ----------    ----------
OTHER COMPREHENSIVE INCOME (LOSS)                                   2.8          (2.3)         13.4          (8.1)
                                                             ----------    ----------    ----------    ----------

COMPREHENSIVE INCOME                                         $     33.8    $     26.1    $     90.9    $     49.6
                                                             ==========    ==========    ==========    ==========

(a) Reclassification adjustments:
      Unrealized gain on securities                          $      3.5    $      1.5    $      4.0    $        -
      Less - reclassification adjustment for gains
         realized included in net income                           (3.5)         (1.5)         (3.8)         (2.1)

                                                             ----------    ----------    ----------    ----------
      Unrealized gain (loss) on securities, net of
         reclassification adjustments                        $        -    $        -    $       .2    $     (2.1)
                                                             ==========    ==========    ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                   GATX FINANCIAL CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) The consolidated balance sheet at December 31, 2002 has been derived from the audited financial statements at that date. All other consolidated financial statements are unaudited but include all adjustments, consisting only of normal recurring items, which management considers necessary for a fair statement of the consolidated results of operations, financial position and cash flow for the respective periods. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2003. For further information, refer to GATX Financial Corporation's (GFC or the Company) annual report on Form 10-K for the year ended December 31, 2002.

(2) Certain amounts in the 2002 financial statements have been reclassified to conform to the current presentation.

(3) Discontinued operations - The 2002 gain on sale of a portion of segment represents the sale of GFC's interest in a bulk-liquid storage facility located in Mexico, and is net of taxes of $3.0 million. The facility was included in the segment formerly known as GATX Terminals Corporation (Terminals).

(4) During the fourth quarter of 2002, GFC recorded a pre-tax charge of $16.9 million related to a reduction in workforce in 2002. The reduction was part of GATX's announced intention to exit the Venture business unit and curtail investment in the Specialty business unit. The charge also included costs incurred as part of headcount reductions related to an integration plan implemented to rationalize the workforce and operations at Dyrekcja Eksploatacji Cystern Sp. z.o.o. (DEC), GFC's Polish railcar subsidiary. The total charge included involuntary employee separation and benefit costs of $14.7 million for 170 employees company-wide, as well as occupancy costs of $2.2 million. The employee groups terminated included professional and administrative staff. As of September 30, 2003, 156 of the employee terminations were completed. The remainder of the originally anticipated employee terminations are expected to be substantially completed by the end of 2003.

         Following is the reserve activity for the nine months ending September 30, 2003:

Reserve balance at 12/31/02        $    16.6
Benefits paid                          (11.4)
Occupancy costs paid                    (1.0)
                                   ---------
Reserve balance at 9/30/03         $     4.2
                                   =========

         During 2001, GFC recorded a pre-tax charge of $10.9 million related to a reduction in workforce in 2001. This reduction was part of GFC's initiative to reduce selling, general and administrative costs in response to economic conditions and the divestiture of Terminals' operations. This charge included involuntary employee separation and benefit costs of $5.2 million for 135 employees company-wide, as well as legal fees of $.1 million, occupancy costs of $5.1 million and other costs of $.5 million. The employee groups terminated included professional and administrative staff. As of December 31, 2002, all of the employee terminations were completed.

         Following is the reserve activity for the nine months ending September 30, 2003:

         Reserve balance at 12/31/02         $    3.1
         Benefits paid                              -
         Occupancy and other costs paid           (.1)
         Other adjustments                       (2.3)
                                             --------
         Reserve balance at 9/30/03          $     .7
                                             ========

         The $2.3 million adjustment represents a transfer of the liability to the Parent Company.

         Management expects the Company's reserve balance at September 30, 2003 related to the reductions in workforce to be adequate.

(5) Investments in affiliated companies represent investments in, and loans to and from, domestic and foreign companies and joint ventures that are in businesses similar to those of GFC, such as commercial aircraft leasing, rail equipment leasing, technology equipment leasing and other business activities, including ventures that provide asset residual value guarantees in both domestic and foreign markets.

         For purposes of preparing the following information, GFC made certain adjustments to the information provided by the joint ventures. Pre-tax income was adjusted to reverse interest income or expense recognized by the joint ventures on loans to or from GFC.

         For all affiliated companies held at the end of the quarter, operating results, as if GFC held 100 percent interest, were (in millions):

                                THREE MONTHS ENDED          NINE MONTHS ENDED
                                   SEPTEMBER 30                SEPTEMBER 30
                            ------------------------      ----------------------
                              2003            2002          2003          2002
                            --------        --------      --------      -------
         Gross income       $  220.3        $  214.4      $  620.8      $  643.5
         Pre-tax income         49.0            41.9         119.1         133.3

(6) Restricted cash of $108.6 million at September 30, 2003 is comprised of cash and cash equivalents which are restricted as to withdrawal or use. GFC's restricted cash primarily relates to an amount designated as collateral for a joint venture loan and additional amounts maintained as required by contract for three bankruptcy remote, special-purpose corporations that are wholly owned by GFC.

(7) In June 2003, GFC disposed of a leveraged lease commitment on passenger rail equipment and recorded asset remarketing income of $4.1 million. The gain is partially offset by related ownership costs of this investment, the net result of which is a contribution to net income of $.9 million in 2003. $184.9 million of assets were sold, including $108.4 million of restricted cash and $48.0 million of progress payments. In addition, $183.4 million of liabilities, primarily nonrecourse debt, were assumed by the acquirer.

(8) Interest income on advances to GATX, which is included in gross income on the income statement, was $5.0 million for the third quarter compared to $6.5 million in the prior year quarter. For the first nine months of 2003, interest income was $20.2 million compared to $19.5 million in the prior year period. These advances have no fixed maturity date. Interest income on advances to GATX is based on an interest rate that is adjusted annually and is reflective of current market rates.

(9) In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, which addresses consolidation by a business of variable interest entities (VIE) in which it is the primary beneficiary. FIN 46 applied immediately to VIE's created or acquired after January 31, 2003. No VIE's were created or obtained in the first nine months of 2003. For other VIE's, FIN 46 first applied in periods beginning after June 15, 2003. In October 2003, the FASB deferred the effective date of FIN 46 to interim periods ending after December 15, 2003 in order to address a number of interpretation and implementation issues. GFC is in the process of completing an assessment of the impact of FIN 46. Based on this review to date, GFC does not expect FIN 46 to have a material impact on its financial statements.

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

         At September 30, 2003, the maximum potential amount of lease, loan or residual value guarantees under which GFC or its subsidiaries could be required to perform was $993.8 million, which includes $300.0 million related to GFC's guarantees of the Parent Company's convertible debt. The related carrying value of the guarantees on the balance sheet, including deferred revenue primarily associated with residual value guarantees entered into prior to the effective date of FIN 45, was a liability of $3.6 million. The expirations of these guarantees range from 2003 to 2023. Any liability resulting from GFC's performance pursuant to the residual value guarantees will be reduced by the value realized from the underlying asset or group of assets. Historically, gains associated with the residual value guarantees have exceeded any losses incurred and are recorded in asset remarketing income in the consolidated statements of income. Based on known facts and current market conditions, management does not believe that the guarantees will result in any material adverse financial impact to GFC.

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

         The Financial Services segment consists of four businesses: Air, Technology, Venture Finance (Venture) and Specialty Finance (Specialty). GFC plans to run-off Venture and curtail investment in Specialty. GFC's segments were determined based on the management approach and meet the required characteristics of operating segments under SFAS No. 131. The chief operating decision maker at GFC, the Chief Executive Officer, regularly reviews the operating results of Financial Services as a whole to assess performance and determine resource allocation.


                                                           GATX        FINANCIAL
(IN MILLIONS)                                              RAIL         SERVICES       OTHER        TOTAL
                                                       -----------    ------------    --------    ---------
THREE MONTHS ENDED SEPTEMBER 30, 2003
PROFITABILITY
Revenues                                               $     172.4    $    145.0      $    5.1    $   322.5
Share of affiliates' earnings                                  4.0          14.5             -         18.5
                                                       -----------    ----------      --------    ---------
Total gross income                                           176.4         159.5           5.1        341.0
Depreciation                                                  27.7          49.4             -         77.1
Interest, net                                                 13.9          31.0          (1.9)        43.0
Operating lease expense                                       45.5           2.0             -         47.5
Income before income taxes                                    20.3          22.9           6.2         49.4
Income                                                        13.4          13.6           4.0         31.0

SELECTED BALANCE SHEET DATA AT SEPTEMBER 30, 2003
Investments in affiliated companies                          140.8         689.3             -        830.1
Identifiable assets                                        2,173.5       3,559.9         429.3      6,162.7

ITEMS AFFECTING CASH FLOW
Net cash provided by operating activities                     19.9          50.0           2.8         72.7
Portfolio proceeds                                              .8         177.0             -        177.8
                                                       -----------    ----------      --------    ---------
Total cash provided                                           20.7         227.0           2.8        250.5
Portfolio investments and capital additions                   30.6         114.4             -        145.0
-----------------------------------------------------------------------------------------------------------

THREE MONTHS ENDED SEPTEMBER 30, 2002
PROFITABILITY
Revenues                                               $     161.4    $    161.8      $    5.9    $   329.1
Gain on extinguishment of debt                                   -           1.3            .1          1.4
Share of affiliates' earnings                                  2.7          15.6             -         18.3
                                                       -----------    ----------      --------    ---------
Total gross income                                           164.1         178.7           6.0        348.8
Depreciation                                                  25.6          61.2             -         86.8
Interest, net                                                 12.5          37.5           3.4         53.4
Operating lease expense                                       44.6           3.0             -         47.6
Income before income taxes                                    18.2          16.9           2.7         37.8
Income                                                        14.5          12.2           1.7         28.4

SELECTED BALANCE SHEET DATA AT DECEMBER 31, 2002
Investments in affiliated companies                          145.0         705.9             -        850.9
Identifiable assets                                        2,289.9       3,811.9         561.9      6,663.7

ITEMS AFFECTING CASH FLOW
Net cash provided by operating activities                     15.6         105.5          13.6        134.7
Portfolio proceeds                                             3.4         219.9             -        223.3
                                                       -----------    ----------      --------    ---------
Total cash provided                                           19.0         325.4          13.6        358.0
Portfolio investments and capital additions                   19.2         197.2             -        216.4
-----------------------------------------------------------------------------------------------------------

                                                           GATX        FINANCIAL
(IN MILLIONS)                                              RAIL        SERVICES         OTHER          TOTAL
                                                       -----------    -----------    -----------    -----------
NINE MONTHS ENDED SEPTEMBER 30, 2003
PROFITABILITY
Revenues                                               $     518.0    $     401.0    $      19.9    $     938.9
Gain on extinguishment of debt                                   -             .7              -             .7
Share of affiliates' earnings                                  8.7           50.7              -           59.4
                                                       -----------    -----------    -----------    -----------
Total gross income                                           526.7          452.4           19.9          999.0
Depreciation                                                  84.1          147.9              -          232.0
Interest, net                                                 45.6           92.8            (.3)         138.1
Operating lease expense                                      137.3            6.7              -          144.0
Income before income taxes                                    55.1           49.1           18.5          122.7
Income                                                        35.6           29.9           12.0           77.5

SELECTED BALANCE SHEET DATA AT SEPTEMBER 30, 2003
Investments in affiliated companies                          140.8          689.3              -          830.1
Identifiable assets                                        2,173.5        3,559.9          429.3        6,162.7

ITEMS AFFECTING CASH FLOW
Net cash provided by (used in) operating activities           96.4          249.8           (1.8)         344.4
Portfolio proceeds                                             7.3          560.9              -          568.2
                                                       -----------    -----------    -----------    -----------
Total cash provided (used)                                   103.7          810.7           (1.8)         912.6
Portfolio investments and capital additions                  123.0          489.8              -          612.8
---------------------------------------------------------------------------------------------------------------

NINE MONTHS ENDED SEPTEMBER 30, 2002
PROFITABILITY
Revenues                                               $     496.8    $     460.5    $      18.2    $     975.5
Gain on extinguishment of debt                                   -           15.8             .1           15.9
Share of affiliates' earnings                                  8.7           49.4              -           58.1
                                                       -----------    -----------    -----------    -----------
Total gross income                                           505.5          525.7           18.3        1,049.5
Depreciation                                                  76.9          185.3              -          262.2
Interest, net                                                 41.2          109.7            5.6          156.5
Operating lease expense                                      133.3            4.9              -          138.2
Income before income taxes                                    64.1           52.6           12.1          128.8
Income                                                        44.3           34.3            7.8           86.4

SELECTED BALANCE SHEET DATA AT DECEMBER 31, 2002
Investments in affiliated companies                          145.0          705.9              -          850.9
Identifiable assets                                        2,289.9        3,811.9          561.9        6,663.7

ITEMS AFFECTING CASH FLOW
Net cash provided by operating activities                    127.5          168.5            3.2          299.2
Portfolio proceeds                                             8.9          664.3              -          673.2
                                                       -----------    -----------    -----------    -----------
Total cash provided                                          136.4          832.8            3.2          972.4
Portfolio investments and capital additions                   58.6          828.8              -          887.4
---------------------------------------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     COMPARISON OF FIRST NINE MONTHS OF 2003
                          TO FIRST NINE MONTHS OF 2002

GATX Financial Corporation's (GFC or the Company) net income for the first nine months of 2003 was $77.5 million, a $19.8 million increase from the $57.7 million reported for the same period in 2002. Comparisons between periods are affected by several items. In the first nine months of 2003, GFC reported a net $6.0 million after-tax loss provision related to the Air Canada bankruptcy. Earnings for the first nine months of 2003 also included $10.0 million of after-tax insurance recoveries on previously expensed litigation-related charges. Earnings for the first nine months of 2002 included a $6.2 million after-tax gain related to the sale of a portion of the discontinued GATX Terminals Corporation (Terminals) segment and a $34.9 million charge related to the write-off of goodwill upon adoption of SFAS No. 142.

GATX RAIL (RAIL)

In December 2002, Rail acquired the remaining interests in KVG Kesselwagen Vermietgesellschaft mbH and KVG Kesselwagen Vermietgesellschaft m.b.h. (collectively KVG), a leading European railcar lessor. Prior to the December acquisition, Rail held a 49.5% interest in KVG. As a result of the acquisition, KVG's results are now included in Rail's consolidated financial results.

Rail's gross income of $526.7 million for the first nine months of 2003 increased $21.2 million over the prior year period. Excluding KVG, gross income of $490.8 million was $14.7 million lower than the prior year period. North American lease income of $411.7 million was $25.6 million lower than the prior year period, as the North American rail market continues to be negatively impacted by challenging market conditions and pressure on lease rates.

Rail's North American fleet totaled 104,500 cars at the end of the third quarter compared to 108,400 at the end of the prior year period. 97,000 railcars were on lease throughout North America at the end of the third quarter, compared to 97,300 a year ago and 97,200 at December 31, 2002. Rail's North American utilization was 93% at September 30, 2003, compared to 90% at September 30, 2002 and 91% at December 31, 2002. The increase in utilization from year end reflects a combination of idle cars moving to active status and the scrapping of railcars.

Asset remarketing income includes gains from the sale of assets from Rail's own portfolio as well as residual sharing fees from the sale of managed assets. Asset remarketing income of $4.4 million in 2003 was comparable with the prior year period and includes a gain of $4.1 million resulting from the disposition of a leveraged lease commitment on passenger rail equipment. The gain is partially offset by related ownership costs of this investment, the net result of which is a contribution to net income of $.9 million. Share of affiliates' earnings of $8.7 million were flat compared to the prior year period. Excluding KVG's earnings of $3.5 million in 2002, share of affiliates' earnings increased $3.5 million over the prior year period. The impact of favorable maintenance expense at domestic affiliates combined with a larger fleet and favorable foreign exchange rates at foreign affiliates drove this increase.

Ownership costs of $267.0 million were $15.6 million higher than the prior year period. Excluding KVG, aggregate ownership costs of $251.5 million were comparable with the prior year. Interest expense increased $1.2 million in the 2003 period due to lower capitalized interest and higher average debt balances. Operating lease expense declined $.6 million due to lower variable rates on certain leases in the 2003 period, partially offset by an increase in operating lease expense to Rail Holdings I Inc, a wholly owned subsidiary of GATX, due to nine months of operating lease expense in 2003 compared to seven months of expense in 2002.

Maintenance expense increased $10.8 million from the prior year period to $123.0 million. Excluding KVG, maintenance expense of $115.7 million was up $3.5 million from the prior year period substantially due to certain railroad mandated repairs. In the first quarter of 2003, the American Association of Railroads (AAR) issued an early warning letter that required all owners of railcars in the U.S. to inspect or replace certain bolsters manufactured by a now bankrupt supplier from the mid to late 1990s. Rail owns approximately 3,200 railcars that will be required to have the bolsters inspected by December 31, 2003. Approximately 2,100 of Rail's affected railcars are on full service leases in which case Rail is responsible for the costs of inspection or replacement. To date, 1,000 of the 2,100 cars have been inspected and replaced. Maintenance expense in the first nine months of 2003 includes $3.0 million due to the inspection and replacement of bolsters. Management expects the total cost of bolster inspections and replacements to approximate $7.0 million pre-tax for the full service lease fleet over the 2003-2004 period. Management does not believe its share of the cost of bolster replacements for the cars which are on net leases will be material.

Selling, general and administrative (SG&A) expenses of $56.6 million were $1.2 million higher than the prior year period. Excluding KVG, SG&A expenses of $49.2 million decreased $6.2 million due to cost saving initiatives and timing of expenses.

Provision for possible losses decreased $2.6 million compared to the prior year period due to lower reserve requirements and recoveries of previously reserved or written-off accounts.

European results were favorably impacted by fleet growth, the integration of the remaining 50.5% of KVG operations and the strong performance of local currencies versus the U.S. dollar.

In 2002, Rail recognized a cumulative effect of accounting change of $34.9 million. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, Rail completed a review of all recorded goodwill in 2002 and established fair values using discounted cash flows. Based on this review, Rail recorded a one-time, non-cash impairment charge related to DEC, Rail's Polish railcar subsidiary. The impairment charge was due primarily to lower expectations of projected cash flows based on current market conditions and a lower long-term growth rate projected for DEC.

Rail's net income of $35.6 million was $26.2 million higher than the prior year period. Income before cumulative effect of accounting change of $35.6 million was $8.7 million lower than the prior year period primarily due to lower North American lease income resulting from lower lease rates and slightly fewer active cars, slightly offset by improved European results.

FINANCIAL SERVICES

Financial Services is comprised of four businesses: Air, Technology, Venture Finance (Venture) and Specialty Finance (Specialty). In December 2002, GATX announced its intention to sell or otherwise run-off Venture and curtail investment at Specialty. During the second quarter of 2003, GATX determined that Venture would not be sold in its entirety. The Venture portfolio includes assets of $184.3 million, including off balance sheet assets, at September 30, 2003. The Specialty portfolio includes assets of $814.7 million, including off balance sheet assets, at September 30, 2003.

Financial Services continues to be negatively affected by the current economic environment, which has resulted in a high level of losses and impairments as well as lower investment volume in Technology. In addition, despite the reduced level of lease renegotiation requests and stabilizing lease rates during the period, volatility continues in the airline industry, and GFC may experience unscheduled returns of aircraft, lease restructurings, continued pressure on lease rates and asset impairments in its Air business unit, especially during the slower fall and winter months ahead.

Air's 2003 delivery and renewal schedule for owned aircraft for which the Company has direct remarketing responsibility includes six new aircraft deliveries and eight scheduled renewals. There are currently leases in place for all of the six new aircraft scheduled for delivery and five leases in place for the aircraft scheduled for renewal.

Financial Services' gross income of $452.4 million for the nine month period ended September 30, 2003 decreased $73.3 million from the prior year period. The prior year period included $15.8 million attributable to a gain on extinguishment of debt primarily associated with one Technology investment, which was largely offset by a related loss provision and asset impairment charge. Excluding gains on extinguishment of debt in both periods, gross income decreased $58.2 million principally due to decreases in lease and interest income and lower asset remarketing income.

Lease income of $241.0 million for the nine month period ended September 30, 2003 declined $66.4 million from the prior year period due primarily to lower Technology and Specialty lease assets, slightly offset by an increase in operating lease income from new aircraft deliveries at Air. In addition, lease income as a percentage of average lease assets declined from the prior year for all business units. Interest income of $30.9 million decreased $12.7 million due to lower average loan balances at Venture and Specialty, consistent with GATX's plan to exit or curtail investment in these businesses. The prior year period also included higher interest income related to the Air Canada loan that was sold during the second quarter of 2003.

Asset remarketing income includes gains from the sale of assets from Financial Services' own portfolio as well as residual sharing fees from the sale of managed assets. Asset remarketing income of $26.6 million decreased $9.5 million from the prior year period primarily due to a decrease in remarketing activity at Technology. A significant portion of Financial Services' asset remarketing income has historically come from Specialty. With the curtailment in investment in Specialty, remarketing income will naturally decrease as the portfolio runs off over time. Gains on the sale of securities of $6.3 million increased $2.9 million from the prior year period. Gains on the sale of securities include the gain on the sale of stock derived from warrants received as part of financing transactions with non-public companies and will vary from period to period. Fee income of $12.1 million increased $1.7 million from the prior year period due to a guarantee fee received at Specialty during the current year period.

Other income of $27.1 million increased $21.2 million from the prior year period fdue primarily to the receipt of $16.5 million from the settlement of litigation GATX had initiated against various insurers.

Share of affiliates' earnings of $50.7 million was $1.3 million higher than 2002. The increase is due primarily to slightly higher income from Technology and Venture affiliates offset in part by lower income at Specialty affiliates.

Ownership costs of $247.4 million decreased $52.5 million compared to the prior year due to lower depreciation and interest expense. Depreciation expense of $147.9 million decreased $37.4 million from 2002, reflecting lower average operating lease assets at Technology and Specialty, partially offset by higher depreciation expense at Air due to new aircraft deliveries. Interest expense of $92.8 million decreased $16.9 million from 2002 due to a decrease in average debt balances and lower average interest rates.

SG&A expenses of $69.5 million decreased $11.9 million compared to the prior year due to lower human resource and administrative expenses as a result of the fourth quarter 2002 reduction in workforce and reduced commission expense at Technology due to a decrease in investment volume and asset remarketing activity.

The provision for possible losses is Financial Services' estimate of possible credit losses inherent in the investment portfolio based on a review of credit, collateral and market risks. The provision for possible losses of $10.5 million decreased $17.9 million from the prior year period. As a result of Air Canada's bankruptcy filing, a net provision of $9.6 million was recorded in 2003 to reserve for an unsecured note to Air Canada which was subsequently sold. The prior year period included a $10.0 million provision related to one Technology leasing investment which was largely offset by a gain on extinguishment of nonrecourse debt related to the same investment. Asset impairment charges of $20.4 million increased $4.8 million from the prior year and primarily relate to Specialty assets, including marine operating assets.

The allowance for possible losses of $54.9 million decreased $13.7 million from December 31, 2002 and was approximately 6.7% of reservable assets, moderately higher than 6.3% at year end. Reservable assets are defined as gross receivables, finance leases and loans. Net charge-offs of reservable assets totaled $25.9 million for the current nine-month period and included a $12.8 million write-off related to the Air Canada note as well as write-offs related to Venture and Technology investments.

Non-performing assets of $148.5 million increased $53.6 million from year end primarily due to higher Air and Specialty investments on non-accrual status. Non-performing assets include operating lease assets, which are not included in reservable assets discussed above. The increase in non-performing assets from year end was primarily attributable to operating lease assets.

Net income of $29.9 million decreased $4.4 million from last year. The addition of lower yielding leases and lower asset remarketing income contributed to the decrease in net income, partially offset by lower SG&A expenses and a $10.0 million after-tax insurance recovery of litigation expenses.

OTHER

Other net expense was $16.7 million for the first nine months of 2003 compared to $20.8 million for the prior year period. The decrease in net expense was primarily due to lower interest expense.

TAXES

GFC's effective tax rate from continuing operations was 37% for the nine months ended September 30, 2003 compared to 33% for the nine months ended September 30, 2002. The Company expects the full year effective tax rate to be approximately 37%. The lower rate in 2002 was attributable to the extraterritorial income exclusion (ETI) on certain qualifying cross-border leases. The Company anticipates a lower ETI benefit in 2003.

In January 2003, the Parent Company concluded federal income tax audits of years 1992 through 1996. As a result, tax deficiencies (including interest) of $28.4 million were allocated to GFC in accordance with applicable intercompany tax sharing agreements. The tax deficiencies were primarily due to the timing of accelerated tax depreciation claimed on certain assets and will fully reverse in future years. The interest cost on the deficiencies was accrued for in prior years.

The Parent Company reported a net operating loss on its 2002 U.S. consolidated income tax return and anticipates a loss on its 2003 return, largely due to bonus tax depreciation on new assets. In accordance with IRS rules and subject to certain limitations, these losses may be carried back to offset taxable income in prior years, resulting in tax refunds. GFC was allocated a refund amount of $101.7 million as a result of the carryback of the 2002 net loss in May 2003.

RESULTS OF DISCONTINUED OPERATIONS

As of March 31, 2002, GFC completed the divestiture of the Terminals segment. Financial data for the Terminals segment has been segregated as discontinued operations for all periods presented.

In the first quarter of 2002, GFC sold its interest in a bulk-liquid storage facility in Mexico and recognized a $6.2 million after-tax gain.

CASH FLOW AND LIQUIDITY

GFC generates a significant amount of cash from its operating activities and proceeds from its investment portfolio, which is used to service debt, fund portfolio investments and capital additions, and pay dividends. A continued weak economic environment could decrease demand for GFC's services, which could impact the Company's ability to generate cash flow from operations and portfolio proceeds.

Net cash provided by operating activities of continuing operations for the first nine months of 2003 was $344.4 million, $45.2 million higher than the prior year period due in part to the timing of federal tax refunds and payments. The 2003 period includes a federal income tax refund allocable to GFC of $101.7 million as a result of the carryback of the 2002 net loss and a federal income tax payment allocable to GFC of $28.4 million related to the settlement of the IRS audit for the period 1992 - 1996. Comparison of cash from operations between periods is also affected by other changes in working capital.

Portfolio proceeds of $568.2 million were down $105.0 million from $673.2 million in the 2002 period due to lower proceeds from disposals of leased equipment and a decrease in finance lease payments received, partially offset by increases in cash distributions from joint venture investments. Proceeds from other asset sales of $19.1 million decreased $86.5 million. The prior year period included $93.6 million from the sale-leaseback of railcars with GATX Rail Holdings I, Inc, a wholly-owned subsidiary of GATX.

Portfolio investments and capital additions for the first nine months of 2003 totaled $612.8 million, a decrease of $274.6 million from the first nine months of 2002. Portfolio investments and capital additions at Financial Services of $489.8 million were $339.0 million lower than the prior year period, primarily due to fewer aircraft progress payments and deliveries, lower volume at Technology and curtailed investment at Specialty and Venture. Rail invested $123.0 million in the first nine months of 2003, an increase of $64.4 million from the prior year. The increase was primarily attributable to Rail's December 2002 acquisition of the remaining interest in KVG, a portion of which was funded in 2003, as well as additional KVG railcar investments. Future portfolio investments and capital additions (excluding contractual commitments) will depend on market conditions and opportunities to acquire desirable assets.

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

In the current nine-month period GFC issued $453.3 million and repaid $843.2 million of long-term debt. Significant financings in the first nine months of 2003 included $171.5 million of aircraft financing guaranteed by the European Export Credit Agencies, $128.6 million of technology nonrecourse financing, $100.0 million from a commercial paper conduit securitization facility and $37.1 million of aircraft financing guaranteed by the U.S. Export-Import Bank.

GFC has revolving credit facilities totaling $539.3 million, consisting of three agreements for $254.3 million, $145.0 million and $140.0 million, expiring in 2004, 2005 and 2006, respectively. At September 30, 2003, availability under all credit facilities was $513.9 million, with $25.4 million of letters of credit outstanding under the most recent facility. The revolving credit facilities contain various restrictive covenants, which limit GFC's ability to dividend or lend funds to GATX, including an asset coverage test, requirements to maintain a defined minimum net worth and a fixed charges coverage ratio. At September 30, 2003, GFC was in compliance with the covenants and conditions of the credit facilities.

In the second quarter 2003, GFC registered $1.0 billion of unsecured debt securities and pass through certificates under a shelf registration statement filed with the Securities and Exchange Commission. Pass through certificates are securities that evidence an ownership interest in a pass through trust. The property held by each pass through trust may include promissory notes secured by railcars or aircraft that are owned or leased by GFC. No amounts were issued pursuant to the shelf registration as of September 30, 2003.

The availability of these funding options may be adversely impacted by certain factors. Access to capital markets at competitive rates is dependent on GFC's credit rating as determined by rating agencies such as Standard & Poor's (S&P) and Moody's Investors Service (Moody's). On April 15, 2003, S&P downgraded GFC's long-term unsecured debt from BBB to BBB- and removed its ratings from credit watch. GFC's current outlook from S&P is stable. On March 27, 2003, Moody's affirmed the credit rating on GFC's long-term unsecured debt at Baa3 but revised the rating outlook to negative from stable. GFC's existing credit rating has increased the cost of borrowing and constrained GFC's access to the commercial paper market. As a result, GFC may have more difficulty accessing the long-term capital market on a cost efficient basis.

One of the factors that the rating agencies monitor in reviewing GFC's credit rating is its use of secured debt. In particular, S&P monitors the ratio of GFC's secured assets as a percentage of total assets. Over the last two years, this ratio has increased substantially as GFC has financed 24 new aircraft deliveries with secured debt supported by the European Credit Agencies and the U.S. Export-Import Bank. GFC currently believes that its secured asset ratio can be maintained at levels acceptable to the rating agencies. However, if GFC became unable to access unsecured financing in the future, it may have to rely on secured financing and could suffer a credit rating downgrade if the resulting increase in its secured asset ratio became unacceptable to one or both rating agencies.

Unconditional purchase obligations of GFC's subsidiaries consist primarily of committed aircraft deliveries and railcar orders. Unconditional purchase obligations at September 30, 2003 were $711.0 million, comprised as follows:
$80.3 million in the remainder of 2003, $361.0 million in 2004-2005, $249.6 million in 2006-2007, and $20.1 million thereafter.

                        COMPARISON OF THIRD QUARTER 2003
                              TO THIRD QUARTER 2002

In the third quarter 2003, GFC reported net income of $31.0 million compared to $28.4 million in the prior year period.

GATX RAIL

Rail's gross income of $176.4 million for the third quarter of 2003 increased $12.3 million over the prior year period. Excluding KVG, gross income was $1.0 million lower than the prior year period. Fewer active cars in the North American fleet combined with lower lease rates contributed to a $2.6 million decline in North American lease income. The decline in North American lease income was partially offset by improved European lease income due to a larger fleet.

Share of affiliates' earnings of $4.0 million were $1.3 million higher than the prior year period. Excluding KVG's earnings of $1.0 million in 2002, share of affiliates' earnings were $2.3 million higher than the prior year period due to improved earnings at both domestic and European affiliates. The domestic share of affiliates' earnings increase is primarily the result of favorable maintenance expense in the current year period. European share of affiliates' earnings increased $.7 million over the prior year period due to a larger fleet and favorable currency translation.

Ownership costs of $87.1 million were $4.4 million higher than the prior year period. Excluding KVG, ownership costs of $81.9 million were comparable to the prior year period.

Maintenance expense increased $5.1 million from the prior year period to $42.8 million. Excluding KVG, maintenance expense of $39.6 million was $1.9 million higher than the prior year period. The increase was primarily due to $1.5 million of costs related to bolster inspections and replacements.

SG&A expenses of $19.1 million were up $1.6 million from the prior year period. Excluding KVG, SG&A expenses of $16.7 million decreased $.8 million primarily due to cost saving initiatives.

Rail's net income of $13.4 million was $1.1 million lower than the prior year period. Excluding KVG, net income of $12.5 million was down $2.0 million from the prior year period primarily due to lower North American lease income and increased maintenance expense, partially offset by improved results in Europe.

FINANCIAL SERVICES

Financial Services' gross income of $159.5 million decreased $19.2 million from the prior year period due to lower lease, interest and asset remarketing income. Lease income of $78.3 million was down $24.5 million primarily due to a decline in Technology lease assets slightly offset by an increase in operating lease income from new aircraft deliveries at Air. Interest income of $9.1 million decreased $5.9 million from the prior year period primarily due to declining loan balances at Venture. The prior year period also included interest related to the Air Canada loan that was sold during the second quarter of this year. Asset remarketing income of $7.7 million was lower than the prior year period by $2.5 million primarily due to a decrease in remarketing activity at Technology. Other income of $13.8 million increased from zero in the prior year due to a $12.0 million insurance recovery on previously expensed litigation-related charges and the absence of foreign currency translation losses in the current year period.

Share of affiliates' earnings of $14.5 million decreased $1.1 million from the prior year period earnings of $15.6 million primarily due to lower income at Air affiliates as the result of additional aircraft placed on non-accrual status during the current year period.

Ownership costs of $82.4 million decreased $19.3 million compared to the prior year period due to lower depreciation and interest expense. Depreciation expense of $49.4 million decreased $11.8 million from 2002 reflecting the lower level of investment in Technology operating lease assets offset slightly by an increase in operating lease assets at Air. Interest expense of $31.0 million decreased $6.5 million due to a decrease in average debt balances and lower interest rates.

SG&A expenses of $22.8 million decreased $5.7 million from the prior year period due to lower human resource and administrative expenses as a result of the fourth quarter 2002 reduction in workforce, lower commission expense at Technology due to a decrease in asset remarketing activity and lower legal and consulting fees.

Net income for the current three-month period was $13.6 million, compared to $12.2 million in the prior year period. The increase from the prior year period was principally the result of the receipt of settlement proceeds of $7.3 million after-tax related to claims against various insurers with respect to previously expensed litigation-related charges and lower ownership costs, partially offset by lower lease, interest and asset remarketing income.

NEW ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging activities. This statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is in effect for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. In addition, all provisions of this statement should be applied prospectively. The provisions of this statement that relate to SFAS 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of this statement does not have a material impact on the Company's consolidated financial statements.

FORWARD LOOKING STATEMENTS

Certain statements in Management's Discussion and Analysis may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Risks and uncertainties include, but are not limited to, general economic conditions; aircraft and railcar lease rate and utilization levels; conditions in the capital markets and the potential for a downgrade in GFC's credit rating, either of which could have an effect on the Company's borrowing costs or our ability to access the markets for commercial paper or secured and unsecured debt; dynamics affecting customers within the chemical, petroleum and food industries; regulatory rulings that may impact the economic value of assets; competitors in the rail and air markets who may have access to capital at lower costs than GFC; additional potential write-downs and/or provisions within GFC's portfolio; impaired asset charges; and general market conditions in the rail, air, technology, venture, and other large-ticket industries.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

GFC previously reported that East European Kolia-System Financial Consultant S.A. (Kolia) filed a complaint in the Regional Court (Commercial Division) in Warsaw, Poland against Dyrekcja Eksploatacji Cystern Sp. z.o.o. (DEC), an indirect wholly owned subsidiary of GATX Financial Corporation. The complaint alleges damages of approximately $52 million arising out of the unlawful acquisition by DEC, in August of 1998, of a 51% interest in Kolsped Spedytor Miedzynarodwy Sp. z.o.o. (Kolsped), and subsequent removal of valuable property from Kolsped. At a hearing held on October 22, 2003 in Warsaw, the court rendered a decision in favor of DEC, dismissing Kolia's action. The plaintiff will have until November 12, 2003 to file an appeal and has indicated its intention to do so.

GFC previously reported entering into a settlement with the Burlington Northern Santa Fe Railway Company (Burlington Northern) of a suit arising from an incident in which a Burlington Northern train proceeding through New Iberia, Louisiana derailed several of its cars, including a tank car owned by the GATX Rail division of GATX Financial Corporation that ruptured and leaked xylene. As part of the settlement, Burlington Northern agreed to indemnify and defend GFC against all claims of plaintiffs, including three groups of plaintiffs who opted out of the class action settlement, except for punitive damage claims. Following the settlement with GFC, Burlington Northern offered to stipulate to liability in return for the agreement by the three groups of opt-out plaintiffs not to seek punitive damages. In August 2003, all three opt-out plaintiff groups agreed to the Burlington Northern proposal and the court has approved the motions implementing the proposal. Consequently, GFC has no further liability with respect to any of the plaintiffs.

GFC and its subsidiaries have been named as defendants in other litigation, and have a number of unresolved pending claims, including proceedings under governmental laws and regulations related to environmental matters. Several of the Company's subsidiaries have also been named as defendants or co-defendants in cases alleging injury relating to asbestos. In each of these cases, the plaintiffs seek unspecified damages based on common law, statutory or premises liability or, in the case of ASC, the Jones Act, which makes limited remedies available to certain maritime employees. In addition, demand has been made against the Company under a limited indemnity given in connection with the sale of a subsidiary with respect to asbestos-related claims filed against the former subsidiary. The amounts claimed in some of these proceedings are substantial and the ultimate liability cannot be determined at this time. In addition, adverse court rulings or changes in applicable law could affect claims made against GFC and its subsidiaries, and increase the number, and change the nature, of such claims. However, based on known facts, it is the opinion of management that amounts, if any, required to be paid by GFC and its subsidiaries in the discharge of such liabilities are not reasonably likely to be material to GFC's consolidated financial position or results of operations.

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

                                           GATX FINANCIALCORPORATION
                                                  (Registrant)

                                              /s/ Brian A. Kenney
                                      -------------------------------------
                                                Brian A. Kenney
                                           Senior Vice President and
                                            Chief Financial Officer
                                            (Duly Authorized Officer)

Date:  November 12, 2003

                                  EXHIBIT INDEX

The following exhibits are furnished as part of this quarterly report:

EXHIBIT
-------
31a      Certification Pursuant to Exchange Act Rule 13(a)-15(e) and Rule 15(d)-15(e) (CEO Certification)

31b      Certification Pursuant to Exchange Act Rule 13(a)-15(e) and Rule 15(d)-15(e) (CFO Certification)

32       Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO Certification)

99       Certain instruments evidencing long-term indebtedness of  GATX Financial Corporation are not being filed as exhibits to this Report because the total amount of securities authorized under any single such instrument does not exceed 10% of GATX Financial Corporation's total assets. GATX Financial Corporation will furnish copies of any such instruments upon request of the Securities and Exchange Commission.