Form 10-Q
period 2004-06-30
GATX FINANCIAL CORP
filed 2004-08-06
CIK 357019

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

                  For the quarterly period ended June 30, 2004

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,041,250 shares of $1 par value common stock were outstanding (all owned by GATX Corporation) as of July 31, 2004.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1)(a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

================================================================================

                           GATX FINANCIAL CORPORATION
                                    FORM 10-Q
                                  JUNE 30, 2004
                                      INDEX

Item No.                                                                                  Page No.
--------                                                                                  --------
                         Part I - FINANCIAL INFORMATION

Item 1. Financial Statements
              Consolidated Statements of Income..........................................     1
              Consolidated Balance Sheets................................................     2
              Consolidated Statements of Cash Flows......................................     3
              Notes to the Consolidated Financial Statements.............................     4

Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations..........................................................    11
              Comparison of First Six Months of 2004 to First Six Months of 2003.........    11
              Cash Flow and Liquidity....................................................    18
              Comparison of Second Quarter of 2004 to Second Quarter of 2003.............    20
              New Accounting Pronouncements..............................................    25
              Critical Accounting Policies...............................................    25
              Forward Looking Statements.................................................    25

Item 3. Quantitative and Qualitative Disclosures about Market Risk.......................    25

Item 4. Controls and Procedures..........................................................    25

                           Part II - OTHER INFORMATION

Item 1. Legal Proceedings................................................................    26

Item 6. Exhibits and Reports on Form 8-K.................................................    28

SIGNATURE ...............................................................................    28

EXHIBIT INDEX ...........................................................................    29

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   GATX FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                  (IN MILLIONS)

                                                                THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                     JUNE 30                  JUNE 30
                                                             -----------------------   ----------------------
                                                                2004         2003         2004        2003
                                                                ----         ----         ----        ----
GROSS INCOME

Lease income ...........................................     $    194.5   $    192.0   $    383.7   $    384.2
Marine operating revenue ...............................           33.3         25.5         40.0         29.7
Interest income ........................................            3.9         12.0         12.4         21.6
Asset remarketing income ...............................            8.6         10.0         27.1         17.4
Gain on sale of securities .............................            2.1           .1          3.2           .5
Fees ...................................................            4.9          4.1          8.2         10.5
Other ..................................................           26.8         25.7         46.1         50.5
                                                             ----------   ----------   ----------   ----------
Revenues ...............................................          274.1        269.4        520.7        514.4
Share of affiliates' earnings ..........................           16.4         21.4         34.0         38.9
                                                             ----------   ----------   ----------   ----------
TOTAL GROSS INCOME .....................................          290.5        290.8        554.7        553.3

OWNERSHIP COSTS

Depreciation ...........................................           47.5         47.0         91.8         91.1
Interest, net ..........................................           33.5         41.5         65.5         83.1
Operating lease expense ................................           47.6         48.4         95.5         96.5
                                                             ----------   ----------   ----------   ----------
TOTAL OWNERSHIP COSTS ..................................          128.6        136.9        252.8        270.7

OTHER COSTS AND EXPENSES

Maintenance expense ....................................           47.5         41.7         94.1         82.0
Marine operating expenses ..............................           25.9         20.9         31.5         24.1
Other operating expenses ...............................            9.5          9.5         22.1         22.4
Selling, general and administrative ....................           30.2         35.8         56.3         67.3
(Reversal) provision for possible losses ...............           (3.1)        (8.1)        (5.0)         9.8
Asset impairment charges ...............................            1.0         10.2          1.1         13.8
Fair value adjustments for derivatives .................             .4           .3          (.7)         2.4
                                                             ----------   ----------   ----------   ----------
TOTAL OTHER COSTS AND EXPENSES .........................          111.4        110.3        199.4        221.8
                                                             ----------   ----------   ----------   ----------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES ..           50.5         43.6        102.5         60.8

INCOME TAXES ...........................................           15.3         16.3         33.9         22.5
                                                             ----------   ----------   ----------   ----------
INCOME FROM CONTINUING OPERATIONS ......................           35.2         27.3         68.6         38.3

DISCONTINUED OPERATIONS

Operations, net of taxes ...............................           15.5          6.7         18.7          8.2
Loss on sale of segment, net of taxes ..................            (.4)          --          (.4)          --
                                                             ----------   ----------   ----------   ----------
TOTAL DISCONTINUED OPERATIONS ..........................           15.1          6.7         18.3          8.2
                                                             ----------   ----------   ----------   ----------
NET INCOME .............................................     $     50.3   $     34.0   $     86.9   $     46.5
                                                             ==========   ==========   ==========   ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                   GATX FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                  (IN MILLIONS)

                                                              JUNE 30     DECEMBER 31
                                                                2004         2003
                                                              -------     -----------
ASSETS

CASH AND CASH EQUIVALENTS ..............................     $    216.5   $     211.1
RESTRICTED CASH ........................................           60.1          60.9

RECEIVABLES
Rent and other receivables .............................           79.9          86.4
Finance leases .........................................          276.6         289.2
Loans ..................................................          124.4         183.5
Less:  allowance for possible losses ...................          (31.3)        (40.6)
                                                             ----------   -----------
                                                                  449.6         518.5
OPERATING LEASE ASSETS, FACILITIES AND OTHER
Railcars and service facilities ........................        3,378.2       3,276.6
Operating lease investments and other ..................        1,924.6       1,804.2
Less:  allowance for depreciation ......................       (1,804.3)     (1,821.5)
                                                             ----------   -----------
                                                                3,498.5       3,259.3
Progress payments for aircraft and other equipment .....           19.1          53.6
                                                             ----------   -----------
                                                                3,517.6       3,312.9

DUE FROM GATX CORPORATION ..............................          386.7         340.6
INVESTMENTS IN AFFILIATED COMPANIES ....................          794.5         847.6
RECOVERABLE INCOME TAXES ...............................             --          47.3
GOODWILL, NET ..........................................           84.6          87.2
OTHER INVESTMENTS ......................................           68.3         101.6
OTHER ASSETS ...........................................          202.5         182.3
ASSETS OF DISCONTINUED OPERATIONS ......................           71.2         560.1
                                                             ----------   -----------
                                                             $  5,851.6   $   6,270.1
                                                             ==========   ===========

LIABILITIES AND SHAREHOLDER'S EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES ..................     $    342.4   $     326.5

DEBT
Short-term .............................................            7.9          15.9
Long-term:
     Recourse ..........................................        2,747.3       2,877.6
     Nonrecourse .......................................           96.3          99.3
Capital lease obligations ..............................          106.2         122.4
                                                             ----------   -----------
                                                                2,957.7       3,115.2

DEFERRED INCOME TAXES ..................................          676.2         614.7
OTHER LIABILITIES ......................................          215.7         258.5
LIABILITIES OF DISCONTINUED OPERATIONS .................            5.1         346.3
                                                             ----------   -----------
TOTAL LIABILITIES ......................................        4,197.1       4,661.2

SHAREHOLDER'S EQUITY
Preferred stock ........................................          125.0         125.0
Common stock ...........................................            1.0           1.0
Additional capital .....................................          521.6         521.6
Reinvested earnings ....................................        1,032.3         988.8
Accumulated other comprehensive loss ...................          (25.4)        (27.5)
                                                             ----------   -----------
TOTAL SHAREHOLDER'S EQUITY .............................        1,654.5       1,608.9
                                                             ----------   -----------
                                                             $  5,851.6   $   6,270.1
                                                             ==========   ===========

       The accompanying notes are an integral part of these consolidated financial statements.

                   GATX FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (IN MILLIONS)

                                                                                         THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                                               JUNE 30               JUNE 30
                                                                                        --------------------   -------------------
                                                                                          2004        2003       2004      2003
                                                                                          ----        ----       ----      ----
OPERATING ACTIVITIES
Net income, including discontinued operations ......................................    $    50.3   $   34.0   $   86.9   $   46.5
Adjustments to reconcile net income to net cash provided by operating activities:
     Realized gains on remarketing of leased equipment .............................         (3.2)     (11.9)     (24.7)     (20.8)
     Gain on sale of securities ....................................................         (2.1)       (.1)      (3.2)       (.5)
     Loss on sale of segment .......................................................          (.6)        --        (.6)        --
     Depreciation ..................................................................         55.1       80.4      129.1      162.5
     (Reversal) provision for possible losses ......................................         (3.9)     (10.3)      (5.1)       8.4
     Asset impairment charges ......................................................          2.5       12.5        3.4       16.1
     Deferred income taxes .........................................................         49.2       30.5       65.8       54.6
     Share of affiliates' earnings, net of dividends ...............................         (4.8)     (17.0)     (20.6)     (31.0)
     Net decrease in recoverable income taxes ......................................         55.6       75.3       55.2       56.5
     Net increase (decrease) in operating lease payable ............................         19.7       20.6      (11.5)      (2.6)
     Other .........................................................................        (51.3)    (31.1)      (47.1)    (18.0)
                                                                                        ---------   --------   --------   --------
     Net cash provided by operating activities .....................................        166.5      182.9      227.6      271.7

INVESTING ACTIVITIES
Additions to equipment on lease, net of nonrecourse financing for leveraged
  leases, operating lease assets and facilities ....................................       (311.3)    (173.2)    (450.9)    (339.1)
Loans extended .....................................................................         (7.6)      (8.7)     (13.9)     (37.7)
Investments in affiliated companies ................................................         (3.1)     (29.3)      (3.1)     (44.2)
Progress payments ..................................................................          (.7)      (5.4)      (1.6)     (22.6)
Other investments ..................................................................         (1.6)      (1.2)     (27.5)     (24.2)
                                                                                        ---------   --------   --------   --------
Portfolio investments and capital additions ........................................       (324.3)    (217.8)    (497.0)    (467.8)
Net proceeds from sale of segment ..................................................        214.7         --      214.7         --
Portfolio proceeds .................................................................         99.0      168.1      322.1      390.4
Transfer of assets to GATX Corporation..............................................           --         --        3.8         --
Proceeds from other asset sales ....................................................          8.8        5.4       20.2       14.8
Net (increase) decrease in restricted cash .........................................         (1.0)     (26.8)        .8      (77.2)
Effect of exchange rate changes on restricted cash .................................           --       10.3         --       17.7
                                                                                        ---------   --------   --------   --------
     Net cash (used in) provided by investing activities ...........................         (2.8)     (60.8)      64.6     (122.1)

FINANCING ACTIVITIES
Net proceeds from issuance of long-term debt .......................................         90.7       89.8      160.5      333.0
Repayment of long-term debt ........................................................       (209.5)    (136.4)    (336.0)    (434.4)
Net (decrease) increase in short-term debt .........................................          (.1)       7.1       (4.9)       8.5
Net decrease in capital lease obligations ..........................................         (1.6)      (3.4)     (16.2)     (14.8)
Net (increase) decrease in amount due from GATX Corporation ........................        (25.5)      24.7      (46.1)     (25.7)
Cash dividends paid to GATX Corporation ............................................        (25.3)     (16.9)     (43.4)     (23.2)
                                                                                        ---------   --------   --------   --------
     Net cash used in financing activities .........................................       (171.3)     (35.1)    (286.1)    (156.6)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS .......................          (.3)       2.4        (.7)       2.7
                                                                                        ---------   --------   --------   --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ...............................    $    (7.9)  $   89.4   $    5.4   $   (4.3)
                                                                                        =========   ========   ========   ========

       The accompanying notes are an integral part of these consolidated financial statements.

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. DESCRIPTION OF BUSINESS

      GATX Financial Corporation (GFC or the Company) is a wholly owned subsidiary of GATX Corporation (GATX or the Parent Company). GFC is headquartered in Chicago, Illinois and provides its services primarily through three operating segments: GATX Rail (Rail), GATX Air (Air) and GATX Specialty Finance (Specialty). Through these operating segments, GFC combines asset knowledge and services, structuring expertise, partnering and capital to provide business solutions to customers and partners worldwide. GFC specializes in railcar and locomotive leasing, aircraft operating leasing and financing other large ticket equipment.

      GFC invests in companies and joint ventures that complement its existing business activities. GFC partners with financial institutions and operating companies to improve scale in certain markets, broaden diversification within an asset class, and enter new markets.

      On June 30, 2004, GFC sold the majority of the assets of GATX Technology Services (Technology). As a result, the Technology segment is classified as a discontinued operation in all periods presented.

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

      Certain amounts in the 2003 financial statements have been reclassified to conform to the current presentation, including the separate presentation and reporting of discontinued operations.

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

      In June 2004, FASB Staff Position (FSP) 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was issued providing guidance on the accounting for the effects of the Act for employers that sponsor post-retirement health care plans that provide prescription drug benefits. FSP 106-2 supercedes FSP 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004.

      GFC is in the process of reviewing the impact of the Act and the guidance of FSP 106-2 with respect to existing post-retirement benefit plans. As a result, the accumulated projected benefit obligation and net periodic postretirement benefit cost as of June 30, 2004, do not reflect any amount associated with the subsidy.

NOTE 4. INVESTMENTS IN AFFILIATED COMPANIES

      Investments in affiliated companies represent investments in, and loans to and from, domestic and foreign companies and joint ventures that are in businesses similar to those of GFC, such as commercial aircraft leasing, rail equipment leasing, and other business activities.

      For purposes of preparing the following information, GFC made certain adjustments to information provided by the joint ventures. Pre-tax income was adjusted to reverse interest expense (or interest income) recognized by the joint ventures on loans from (or to) GFC.

      For all affiliated companies held at the end of the quarter as part of continuing operations, operating results, as if GFC held 100 percent interest, were (in millions):

                                                         THREE MONTHS ENDED      SIX MONTHS ENDED
                                                               JUNE 30               JUNE 30
                                                        --------------------   --------------------
                                                          2004        2003       2004        2003
                                                          ----        ----       ----        ----
Gross income...................................         $   166.5   $  166.7   $  332.7    $  331.2
Pre-tax income..................................             37.4       30.4       70.5        66.2

NOTE 5. GOODWILL

      As a result of the Technology sale, the goodwill balance of $87.2 million reported as of December 31, 2003 excludes $7.6 million related to the Technology segment which was reclassified to assets of discontinued operations. In 2004, the sale of the Technology segment resulted in the write-off of $7.6 million related to the Technology goodwill, which was included in the loss on sale of Technology. See Note 12 for further discussion on the sale of Technology.

NOTE 6. PENSION AND OTHER POST-RETIREMENT BENEFITS

      GFC contributed to pension plans sponsored by GATX that cover substantially all employees. Benefits payable under the pension plans are based on years of services and/or final average salary. Allocation to GFC for plan contributions, credits, and expenses are determined on the basis of payroll costs and related actuarial assumptions. Ongoing pension credits for the three months ended June 30, 2004 and 2003 were $.1 million for both periods. Ongoing pension credits for the six months ended June 30, 2004 and 2003 were $.2 million for both periods. In addition, curtailment costs and special termination expense were $.7 million and $.7 million, respectively, in the three months and six months ended June 30, 2004. These amounts resulted from the Technology sale and were allocated to discontinued operations. The components of net periodic credits and costs for individual subsidiaries of GATX, including GFC, are not determinable.

      In addition to the pension plans, GFC's other post-retirement plans provide health care, life insurance and other benefits for certain retired employees who meet established criteria.

      The components of other post-retirement benefit costs for the three months ended June 30, 2004 and 2003 are as follows (in millions):

                                                      2004 RETIREE     2003 RETIREE
                                                    HEALTH AND LIFE   HEALTH AND LIFE
                                                    ---------------   ---------------
Service cost...................................         $     .1         $     .1
Interest cost..................................               .9               .9
Amortization of:
   Unrecognized net loss.......................               .1               --
                                                        --------         --------
Ongoing net costs..............................              1.1              1.0
                                                        --------         --------
Recognized gain due to curtailment.............              (.2)              --
                                                        --------         --------
Net costs......................................         $     .9         $    1.0
                                                        ========         ========

      The components of other post-retirement benefit costs for the six months ended June 30, 2004 and 2003 are as follows (in millions):

                                                      2004 RETIREE     2003 RETIREE
                                                    HEALTH AND LIFE   HEALTH AND LIFE
                                                    ---------------   ---------------
Service cost...................................         $     .2         $     .2
Interest cost..................................              1.8              1.8
Amortization of:
   Unrecognized net loss.......................               .1               --
                                                        --------         --------
Ongoing net costs..............................              2.1              2.0
                                                        --------         --------
Recognized gain due to curtailment.............              (.2)              --
                                                        --------         --------
Net costs......................................         $    1.9         $    2.0
                                                        ========         ========

      The previous tables include amounts allocated to discontinued operations, including the curtailment gain which resulted from the Technology sale.

      GFC uses a December 31 measurement date for all of its plans. The three month and six month amounts reported are based on estimated annual costs. Actual annual costs as of December 31, 2004 may differ from the estimates provided.

      GFC expects to contribute approximately $2.0 million to the GATX sponsored pension plans and $8.0 million to its other post-retirement benefit plans in 2004. Through June 30, 2004, GFC has been allocated contributions of $.8 million to the GATX sponsored pension plans in addition to contributions of $3.4 million to its other post-retirement benefits plans. Allocated contributions to the GATX sponsored pension plans and contributions to its other post-retirement plans will be dependent on a number of factors including plans asset investment returns, actuarial experience and methodology used to determine allocations.

NOTE 7. GUARANTEES

      In connection with certain investments or transactions, GFC's subsidiaries have entered into various guarantees which could require performance in the event of demands by third parties. Similar to GFC's balance sheet investments, these guarantees expose GFC to credit and market risk; accordingly, GFC evaluates its commitments and other contingent obligations using techniques similar to those used to evaluate funded transactions.

      Asset residual value guarantees represent GFC's commitment to third parties that an asset or group of assets will be worth a specified amount at the end of a lease term. Revenue in the form of an initial fee and sharing in any proceeds received upon disposition of assets in excess of the amount guaranteed is earned for providing such asset value guarantees.

      Any liability resulting from GFC's performance pursuant to the residual value guarantees will be reduced by the value realized from the underlying asset or group of assets. Historically, gains associated with the residual value guarantees have exceeded any losses incurred and have been recorded in asset remarketing income in the consolidated statements of income. Based on known facts and current market conditions, management does not believe that its exposure under asset residual value guarantees will result in any significant adverse financial impact to the Company. GFC believes these asset residual value guarantees will likely generate future income in the form of fees and residual sharing proceeds.

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

      At June 30, 2004, the maximum potential amount of lease, loan or residual value guarantees under which GFC's subsidiaries could be required to perform was $872.3 million, which includes $300.0 million related to GFC's guarantee of the Parent Company's convertible debt and also includes $69.6 million of guarantees associated with discontinued operations. The related carrying value of the guarantees recorded on the balance sheet, including deferred revenue primarily associated with residual value guarantees entered into prior to the effective date of FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, was a liability of $4.1 million. The expiration dates of these guarantees range from 2004 to 2023.

NOTE 8. VARIABLE INTEREST ENTITIES

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

      As of June 30, 2004, GFC identified 20 VIEs in which it holds a significant variable interest, primarily through equity investments in common stock accounted for under the equity method of accounting and beneficial equity interests in trusts used in leveraged lease investments. GFC is not the primary beneficiary of any of the identified VIEs as GFC does not receive the majority of the entities' expected losses or residual returns. As a result, none of these entities have been consolidated into GATX's financial statements. This determination is based on forecasted expected losses and residual returns for each of the 20 identified VIEs. GFC's maximum exposure to loss with respect to these variable interest entities was $308.8 million as of June 30, 2004, of which $275.1 million is recorded on the balance sheet as either investments in affiliated companies or finance leases.

NOTE 9. COMPREHENSIVE INCOME

      GFC includes foreign currency translation gains (losses), unrealized gains (losses) on available-for-sale securities and unrealized gains (losses) on certain qualified derivative instruments in comprehensive income. For the three months ended June 30, 2004 and 2003, comprehensive income was $54.8 million and $43.6 million, respectively. For the six months ended June 30, 2004 and 2003, comprehensive income was $89.0 million and $57.1 million, respectively.

NOTE 10. ADVANCES TO PARENT

      Interest income on advances to GATX, which is included in gross income on the statements of income, was $5.0 million for the three months ended June 31, 2004 compared to $6.6 million in the prior year quarter. For the six months ended June 30, 2004 interest income on advances was $10.2 million compared to $15.1 million in the prior year period. These advances have no fixed maturity date. Interest income on advances to GATX is based on an interest rate that is adjusted annually in accordance with an estimate of applicable rates.

NOTE 11. FINANCIAL DATA OF BUSINESS SEGMENTS

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

      GFC provides its services primarily through three operating segments:
Rail, Air, and Specialty. Other is comprised of corporate results (including selling, general and administrative (SG&A) expense and interest expense not allocated to segments), and the results of American Steamship Company, a Great Lakes shipping company. Technology's results and the associated loss on sale of the segment are classified as discontinued operations and not included in the financial data below. See Note 12 for further information related to the sale of Technology.

      The following tables present certain segment data for the three months and six months ended June 30, 2004 and 2003 (in millions):

                                                                      RAIL        AIR       SPECIALTY       OTHER       TOTAL
                                                                      ----        ---       ---------       -----       -----
THREE MONTHS ENDED JUNE 30, 2004

Revenues .......................................................  $    181.8   $    29.0   $      22.1   $      41.2   $   274.1
Share of affiliates' earnings ..................................         6.0         6.4           4.0            --        16.4
                                                                  ----------   ---------   -----------   -----------   ---------
Total gross income .............................................       187.8        35.4          26.1          41.2       290.5
Depreciation ...................................................        30.0        14.5           1.0           2.0        47.5
Interest, net ..................................................        16.8         9.0           6.6           1.1        33.5
Operating lease expense ........................................        45.5         1.0           1.1            --        47.6
Income from continuing operations before income taxes ..........        24.9         4.3          15.4           5.9        50.5
Income from continuing operations ..............................        18.6         2.6           9.1           4.9        35.2
                                                                  ----------   ---------   -----------   -----------   ---------
SELECTED BALANCE SHEET DATA AT JUNE  30, 2004
Investments in affiliated companies ............................       145.2       484.7         164.6            --       794.5
Identifiable assets from continuing operations .................     2,468.9     2,032.6         552.2         726.7     5,780.4
                                                                  ----------   ---------   -----------   -----------   ---------
CASH FLOW
Portfolio investments and capital additions ....................       156.9        97.4           9.2            .6       264.1
                                                                 ----------   ---------   -----------   -----------   ---------

                                                                      RAIL        AIR       SPECIALTY       OTHER        TOTAL
                                                                      ----        ---       ---------       -----        -----
THREE MONTHS ENDED JUNE 30, 2003

Revenues .......................................................  $    174.7   $    26.0   $      32.2   $      36.5   $   269.4
Share of affiliates' earnings ..................................         2.6        12.6           6.2            --        21.4
                                                                  ----------   ---------   -----------   -----------   ---------
Total gross income .............................................       177.3        38.6          38.4          36.5       290.8
Depreciation ...................................................        28.1        14.1           2.7           2.1        47.0
Interest, net ..................................................        15.5        10.7          11.3           4.0        41.5
Operating lease expense ........................................        46.0         1.0           1.2            .2        48.4
Income (loss) from continuing operations before income taxes ...        22.6        14.0          13.7          (6.7)       43.6
Income (loss) from continuing operations .......................        14.4         7.8           8.7          (3.6)       27.3
                                                                  ----------   ---------   -----------   -----------   ---------
SELECTED BALANCE SHEET DATA AT DECEMBER 31, 2003
Investments in affiliated companies ............................       140.9       484.9         221.8            --       847.6
Identifiable assets from continuing operations .................     2,308.8     1,977.0         707.6         716.6     5,710.0
                                                                  ----------   ---------   -----------   -----------   ---------
CASH FLOW
Portfolio investments and capital additions ....................        43.5        88.1          17.0          16.2       164.8
                                                                  ----------   ---------   -----------   -----------   ---------

                                                                        RAIL         AIR        SPECIALTY     OTHER        TOTAL
                                                                        ----         ---        ---------     -----        -----
SIX MONTHS ENDED JUNE 30, 2004

Revenues ......................................................      $    361.8    $     52.3   $    53.6    $     53.0   $    520.7
Share of affiliates' earnings .................................             9.8          15.6         8.6            --         34.0
                                                                     ----------    ----------   ---------    ----------   ----------
Total gross income ............................................           371.6          67.9        62.2          53.0        554.7
Depreciation ..................................................            59.4          28.3         2.1           2.0         91.8
Interest, net .................................................            32.3          18.3        14.1            .8         65.5
Operating lease expense .......................................            91.4           2.0         2.1            --         95.5
Income from continuing operations before income taxes .........            44.0           7.1        40.3          11.1        102.5
Income from continuing operations .............................            31.1           4.6        25.0           7.9         68.6
                                                                     ----------    ----------   ---------    ----------   ----------
SELECTED BALANCE SHEET DATA AT JUNE 30, 2004
Investments in affiliated companies ...........................           145.2         484.7       164.6            --        794.5
Identifiable assets from continuing operations ................         2,468.9       2,032.6       552.2         726.7      5,780.4
                                                                     ----------    ----------   ---------    ----------   ----------
CASH FLOW

Portfolio investments and capital additions ...................           251.0          98.4        18.1            .9        368.4
                                                                     ----------    ----------   ---------    ----------   ----------


                                                                        RAIL         AIR        SPECIALTY     OTHER        TOTAL
                                                                        ----         ---        ---------     -----        -----


SIX MONTHS ENDED JUNE 30, 2003

Revenues ......................................................      $    345.6    $     50.8   $    68.9      $   49.1   $    514.4
Share of affiliates' earnings .................................             4.7          18.6        15.6            --         38.9
                                                                     ----------    ----------   ---------      --------   ----------
Total gross income ............................................           350.3          69.4        84.5          49.1        553.3
Depreciation ..................................................            56.4          27.0         5.4           2.3         91.1
Interest, net .................................................            31.7          21.0        23.7           6.7         83.1
Operating lease expense .......................................            91.8           2.0         2.3            .4         96.5
Income (loss) from continuing operations before income taxes               40.1          (2.1)       28.5          (5.7)        60.8
Income (loss) from continuing operations ......................            25.5          (2.4)       17.7          (2.5)        38.3
                                                                     ----------     ----------   ---------      --------   ---------
SELECTED BALANCE SHEET DATA AT DECEMBER 31, 2003
Investments in affiliated companies ...........................           140.9         484.9       221.8            --        847.6
Identifiable assets from continuing operations ................         2,308.8       1,977.0       707.6         716.6      5,710.0
                                                                     ----------     ----------   ---------     --------   ---------
CASH FLOW
Portfolio investments and capital additions ...................            92.4         188.7        59.3          17.0        357.4
                                                                     ----------    ----------   ---------      --------   ----------

NOTE 12. DISCONTINUED OPERATIONS

      On June 30, 2004, GFC sold substantially all of the assets and related nonrecourse debt of GATX Technology Services Corporation and its Canadian affiliate to CIT Technologies Corporation and CIT Financial Limited. As a result of the sale, GFC received estimated net proceeds of $247.4 million, of which $32.7 million will be received in the third quarter. The following table summarizes the revenues, income before taxes and the loss on disposal, net of tax, of Technology, which has been reclassified to discontinued operations for all periods presented.

                                                                         THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                               JUNE 30                  JUNE 30
                                                                      -----------------------    ---------------------
                                                                         2004         2003         2004         2003
                                                                         ----         ----         ----         ----
Gross income...................................................       $     47.9    $    52.9    $    98.1    $  107.0
Income before taxes............................................             25.2         10.2         30.3        12.5
Operating income, net of tax...................................             15.5          6.7         18.7         8.2
Loss on sale of segment, net of taxes of $.2 million............             (.4)          --          (.4)         --

      Operating results for the three months ended June 30, 2004 were favorably impacted by the suspension of depreciation on operating lease assets associated with the Technology assets classified as held for sale during the quarter. The total effect of suspending depreciation was $14.0 million after-tax.

      The loss on sale of Technology of $.4 million included the following pre-tax charges: direct sale-related expenses of $9.0 million, a write-off of goodwill of $7.6 million and impairment charges associated with a joint venture and other assets of $2.8 million. An additional $8 million to $10 million of pre-tax severance costs and other expenses related to the disposal of Technology are anticipated to be incurred and recognized during the remainder of 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      GFC Corporation (GFC or the Company) is a wholly owned subsidiary of GATX Corporation (GATX or the Parent Company). GFC is headquartered in Chicago, Illinois and provides its services primarily through three operating segments:
GATX Rail (Rail), GATX Air (Air), and GATX Specialty Finance (Specialty). Through these businesses, GFC combines asset knowledge and services, structuring expertise, partnering and capital to provide business solutions to customers and partners worldwide. GFC specializes in railcar and locomotive leasing, aircraft operating leasing, and financing other large ticket equipment.

      On June 30, 2004, GFC sold substantially all of the assets and related nonrecourse debt of Technology and its Canadian affiliate to CIT Technologies Corporation and CIT Financial Limited. Financial data for the Technology segment has been segregated as discontinued operations for all periods presented.

      Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2004. For further information and a summary of risks that investors should consider, refer to GFC's Annual Report on Form 10-K for the year ended December 31, 2003.

STATEMENT OF INCOME DISCUSSION

      The following table presents net income (loss) by segment for the three and six months ended June 30, 2004 and 2003 (in millions):

                                                                   THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                        JUNE 30                  JUNE 30
                                                                 ---------------------   ---------------------
                                                                   2004         2003       2004         2003
                                                                   ----         ----       ----         ----
Rail......................................................       $    18.6    $   14.4   $    31.1    $   25.5
Air.......................................................             2.6         7.8         4.6        (2.4)
Specialty.................................................             9.1         8.7        25.0        17.7
Other.....................................................             4.9        (3.6)        7.9        (2.5)
                                                                 ---------    --------   ---------    --------
  Net income from continuing operations...................            35.2        27.3        68.6        38.3
  Discontinued operations.................................            15.1         6.7        18.3         8.2
                                                                 ---------    --------   ---------    --------
  Net income..............................................       $    50.3    $   34.0   $    86.9    $   46.5
                                                                 =========    ========   =========    ========


      Following is management's discussion and analysis of GFC's comparative results of its segments and Other.

COMPARISON OF FIRST SIX MONTHS OF 2004 TO FIRST SIX MONTHS OF 2003

   GATX RAIL

      Improving market conditions in the North American rail industry have favorably impacted Rail's North American operations. Market indicators, such as carloadings and ton miles, were up from the comparable prior year period. Market improvements resulted in an increase in railcar manufacturing backlog and a more balanced supply/demand relationship for most car types. Pressure on lease rates has moderated as economic conditions and railcar demand have improved.

      Rail's North American utilization increased from year end due to a combination of placement of new railcars, the movement of railcars from idle to active, and the scrapping of railcars. Renewal and assignment activity strengthened in the current period, reflective of more favorable conditions in the North American rail market. However, maintenance costs associated with preparing previously idle cars for service have adversely impacted current period, results and this trend is anticipated to continue for the remainder of the year. As lease rates continue to improve, Rail is near the point at which average renewal rates will equal or exceed the average expiring rate. The impact of this improvement on earnings will manifest gradually as rate changes move slowly through the fleet due to the term nature of the business.

      European market conditions continued to be favorable. Utilization remains high and operations have been positively impacted by success in new markets and the placement of new car deliveries.

      Secondary market acquisitions and new railcar investments totaled $227.0 million during the first six months of 2004, compared to $69.9 million in the prior year period. As a result of this new investment volume, approximately 3,800 cars were added to the North American fleet. The prior period's portfolio investments and capital expenditures included $22.5 million for the December 2002 acquisition of the remainder of KVG Kesselwagen Vermietgesellschaft mbH, and KVG Kesselwagen Vermietgesellschaft m.b.h. (collectively KVG), a portion of which was funded in 2003.

   Gross Income

      Components of Rail's gross income for the six months ended June 30, 2004 and 2003 are summarized below (in millions):

                                                                2004            2003
                                                                ----            ----
Lease income..........................................        $   323.7      $    315.7
Asset remarketing income..............................              6.1             4.6
Fees..................................................              1.4             1.8
Other.................................................             30.6            23.5
                                                              ---------      ----------
  Revenues............................................            361.8           345.6
Share of affiliates' earnings.........................              9.8             4.7
                                                              ---------      ----------
  Total gross income..................................        $   371.6      $    350.3
                                                              =========      ==========

      Lease income of $323.7 million increased $8.0 million from the prior year period due to the impact of foreign exchange rates, favorable European fleet activity, and an increase in the number of North American active cars. The increase was partially offset by the effect of lower average North American lease rates.

      Rail's North American fleet totaled 106,000 cars at June 30, 2004 compared to 105,100 at the end of the prior year period and 105,000 cars at December 31, 2003. Approximately 102,000 railcars were active in North America at June 30, 2004, compared to 97,500 a year ago and 98,300 at December 31, 2003. Rail's North American utilization of 96% at June 30, 2004, improved from 93% at June 30, 2003 and 93% at December 31, 2003.

      Asset remarketing income of $6.1 million includes a $1.3 million residual sharing fee from a managed portfolio and a $4.7 million gain on the sale of 520 railcars. Asset remarketing income in 2003 included the gain on disposition of a leveraged lease commitment on passenger rail equipment for $4.3 million.

      Other income of $30.6 million was $7.1 million higher than prior year quarter due to higher scrapping gains resulting from higher scrap metal prices and a $2.1 million gain on the restructuring of a residual value guarantee. Share of affiliates' earnings of $9.8 million was $5.1 million higher than the prior year period primarily due to gains resulting from two locomotive sale transactions. Share of affiliates' earnings in 2003 included a maintenance reserve reversal.

   Ownership Costs

      Components of Rail's ownership costs for the six months ended June 30, 2004 and 2003 are summarized below (in millions):

                                                                2004            2003
                                                                ----            ----
Depreciation..........................................        $    59.4      $     56.4
Interest, net.........................................             32.3            31.7
Operating lease expense...............................             91.4            91.8
                                                              ---------      ----------
  Total ownership costs...............................        $   183.1      $    179.9
                                                              =========      ==========

      Ownership costs of $183.1 million were $3.2 million higher than the prior year period. Depreciation of $59.4 million was $3.0 million higher than prior year period due to a larger railcar fleet.

   Other Costs and Expenses

      Components of Rail's other costs and expenses for the six months ended June 30, 2004 and 2003 are summarized below (in millions):

                                                                2004            2003
                                                                ----            ----
Maintenance expense...................................        $    92.2      $     80.2
Other operating expenses..............................             18.7            18.0
Selling, general and administrative...................             33.4            32.2
Provision (reversal) for possible losses..............               .2             (.2)
Fair value adjustment for derivatives.................                               .1
                                                              ---------      ----------
  Total other costs and expenses......................        $   144.5      $    130.3
                                                              =========      ==========

      Maintenance expense increased $12.0 million from the prior year period to $92.2 million. Maintenance costs increased sharply for a variety of reasons, including an increase in the number of car assignments and continuing activity associated with the bolster program discussed below. As railcars are assigned from idle to active service, they often need repairs and improvements, such as replacement of tank car linings and valves. Although fewer cars were repaired, the cost per car increased due to the nature of the repairs. The impact of foreign exchange rates and the reversal of a maintenance reserve in the prior year period due to a change in accounting policy also contributed to the increase.

      During 2003, the American Association of Railroads (AAR) issued an early warning letter that required all owners of railcars in the United States, Canada and Mexico to inspect or replace certain bolsters manufactured from the mid 1990s to 2001 by a now bankrupt supplier. Rail owned approximately 3,500 railcars equipped with bolsters that were required to be inspected or replaced. As of June 30, 2004, bolsters on approximately 1,900 cars have been replaced. The cost attributable to the inspection and replacement of bolsters was $2.1 million in the first six months of 2004, an increase of $1.0 million from the prior year period. Management expects the remaining costs of bolster replacements to be approximately $1.1 million and to be completed by the end of the third quarter of 2004.

   Net Income

      Rail's net income of $31.1 million for the six months ended June 30, 2004 was $5.6 million higher than the prior year period. The increase in 2004 was driven primarily by higher lease income, higher asset remarketing income for both Rail and its affiliates and larger gains on the scrapping of railcars, offset partially by higher maintenance costs. Current period results were also favorably impacted by a $2.0 million deferred tax benefit at KVG attributable to a reduction in the Austrian tax rates.

   GATX AIR

      The aviation industry continues to operate in challenging conditions, particularly in North America; however, industry indicators such as improving passenger traffic and load factors suggest that 2004 may continue to build on the late 2003 stabilization in operating conditions and increase in lease rates. This improvement was evidenced at Air during the six month period ending June 30, 2004 by a decrease in non-performing assets from year-end, a decrease in the provision for possible losses from the prior year period, and an upward trend in rentals for many aircraft in Air's core owned and managed portfolios.

      Aircraft utilization continues to be strong with almost 100% of the owned fleet on lease or under letter of intent. Air has entered into 14 leases and one letter of intent for the 15 owned aircraft with leases that expired or are scheduled to expire during 2004. Three new aircraft were delivered in the 2004 period, all of which are currently on lease.

   Gross Income

      Components of Air's gross income for the six months ended June 30, 2004 and 2003 are summarized below (in millions):

                                                                2004            2003
                                                                ----            ----
Lease income..........................................        $    45.3      $     44.6
Interest income.......................................               .2             (.2)
Asset remarketing income..............................               .4              .4
Fees..................................................              5.1             3.7
Other.................................................              1.3             2.3
                                                              ---------      ----------
  Revenues............................................             52.3            50.8
Share of affiliates' earnings.........................             15.6            18.6
                                                              ---------      ----------
  Total gross income..................................        $    67.9      $     69.4
                                                              =========      ==========


      Air's gross income of $67.9 million was $1.5 million lower than the prior year six month period. The decrease was primarily driven by lower share of affiliates' earnings, partially offset by higher fee income and lease income. Share of affiliates' earnings of $15.6 million was $3.0 million lower than the prior year period. The decrease is primarily due to fees earned by Pembroke on facilitating the sale of Fokker aircraft in the 2003 period. Lease income of $45.3 million was $.7 million higher than the prior year period.

      Lease income increased primarily as a result of rents from new aircraft deliveries after June 30, 2003, partially offset by the absence of rent on aircraft sold subsequent to June 30, 2003. Fee income increased $1.4 million due to increased transaction activity in the 2004 period. Other income decreased $1.0 million as a result of the translation gain recognized in the prior year period associated with the Air Canada note.

   Ownership Costs

      Components of Air's ownership costs for the six months ended June 30, 2004 and 2003 are summarized below (in millions):

                                                                2004            2003
                                                                ----            ----
Depreciation..........................................        $    28.3      $     27.0
Interest, net.........................................             18.3            21.0
Operating lease expense...............................              2.0             2.0
                                                              ---------      ----------
  Total ownership costs...............................        $    48.6      $     50.0
                                                              =========      ==========


      Ownership costs of $48.6 million were $1.4 million lower than the prior year period, primarily due to lower interest expense of $2.7 million resulting from lower average debt balances. The decrease was partially offset by higher depreciation expense of $1.3 million related to new aircraft delivered subsequent to the 2003 period.

   Other Costs and Expenses

      Components of Air's other costs and expenses for the six months ended June 30, 2004 and 2003 are summarized below (in millions):

                                                                2004            2003
                                                                ----            ----
Maintenance expense...................................        $     1.3      $      1.3
Other operating expenses..............................               .8              .2
Selling, general and administrative...................             10.5             8.3
(Reversal) provision for possible losses..............              (.4)            9.8
Asset impairment charges..............................               --             1.9
                                                              ---------      ----------
  Total other costs and expenses......................        $    12.2      $     21.5
                                                              =========      ==========

      Total other costs and expenses decreased by $9.3 million from the prior year period primarily due to the decrease in the provision for possible losses and the absence of impairment charges in the 2004 period, partially offset by an increase in SG&A expenses.

      An impairment charge of $1.9 million was taken on one MD-83 aircraft in the 2003 period. The provision for possible losses decreased $10.2 million from the prior year period. The prior year period included a $9.7 million provision (net of a subsequent recovery) related to an unsecured Air Canada note as a result of Air Canada's bankruptcy filing. SG&A expense increased by $2.2 million due to higher employee costs in the 2004 period compared to the 2003 period.

   Net Income

      Air's net income of $4.6 million for the six months ended June 30, 2004 was $7.0 million higher than the prior year period loss. The increase from the prior year period reflected the 2003 loss provision associated with the Air Canada note.

   GATX SPECIALTY FINANCE

      The assets of Specialty's portfolio continued to decline during the first six months of 2004 consistent with GFC's decision in late 2002 to curtail investment in the specialty finance segment and to sell or otherwise run-off the venture finance assets included in this portfolio. As of June 30, 2004, Specialty's balance sheet assets were $552.2 million compared to $707.6 million at December 31, 2003. Management expects Specialty's assets will continue to decline over the next several years, as new investment is not expected to exceed the continued run-off of the portfolio. The venture finance assets are expected to run-off by the end of 2005.

      As the asset base continues to decline, future earnings will decline and will be unpredictable due to the uncertain timing of gains on the sale of assets from the specialty finance portfolio in addition to gains from the sale of securities associated with the venture finance warrant portfolio. GFC expects to achieve SG&A expense reductions as efficiencies are realized on the declining portfolio.

   Gross Income

      Components of Specialty's gross income for the six months ended June 30, 2004 and 2003 are summarized below (in millions):

                                                                2004            2003
                                                                ----            ----
Lease income..........................................        $    14.7      $     23.9
Interest income.......................................             12.2            21.7
Asset remarketing income..............................             20.6            12.4
Gain on sale of securities............................              3.2              .5
Fees..................................................              1.7             5.0
Other.................................................              1.2             5.4
                                                              ---------      ----------
  Revenues............................................             53.6            68.9
Share of affiliates' earnings.........................              8.6            15.6
                                                              ---------      ----------
  Total gross income..................................        $    62.2      $     84.5
                                                              =========      ==========

      Gross income of $62.2 million was $22.3 million lower than the prior year period. Decreases in lease income, interest income, fees, other income, and share of affiliates' earnings were partially offset by higher asset remarketing income and gain on sale of securities.

      Lease income of $14.7 million was $9.2 million lower than the prior year period. The decrease resulted from a decline in operating lease assets and finance leases as a result of the portfolio run-off. Interest income of $12.2 million was $9.5 million lower than prior year quarter primarily due to declining venture loan balances, partially offset by the receipt of loan prepayment penalties in the current year.

      Asset remarketing income includes gains from the sale of assets from Specialty's own portfolio as well as residual sharing fees from the sale of managed assets. Asset remarketing income of $20.6 million was $8.2 million higher than the prior year period. The most significant gain related to the receipt of the final distribution and dissolution of a partnership.

      Gain on sale of securities of $3.2 million was $2.7 million higher than the prior year period due to favorable security dispositions in the current year. Fees of $1.7 million decreased $3.3 million from the prior year period, which included a $2.2 million guarantee fee. Other income of $1.2 million was $4.2 million lower than prior year period due to foreign currency translation adjustments associated with certain transactions. These adjustments are largely offset by the fair value adjustments for derivatives. Share of affiliates' earnings of $8.6 million were $7.0 million lower than the prior year period. The prior year period included a $3.1 million favorable non-recurring adjustment at a certain affiliate and income from affiliates that have since been dissolved. The decrease from the prior year was partially offset by higher current year income from marine affiliates.

   Ownership Costs

      Components of Specialty's ownership costs for the six months ended June 30, 2004 and 2003 are summarized below (in millions):

                                                                2004            2003
                                                                ----            ----
Depreciation..........................................        $     2.1      $      5.4
Interest, net.........................................             14.1            23.7
Operating lease expense...............................              2.1             2.3
                                                              ---------      ----------
  Total ownership costs...............................        $    18.3      $     31.4
                                                              =========      ==========

      Ownership costs of $18.3 million were $13.1 million lower than the prior year period due to decreases in depreciation and interest expense. Depreciation of $2.1 million was $3.3 million lower than prior year period due to declining operating lease assets. Interest expense of $14.1 million was $9.6 million lower than prior year period due to lower debt balances related to the declining asset base.

  Other Costs and Expenses

      Components of Specialty's other costs and expenses for the six months ended June 30, 2004 and 2003 are summarized below (in millions):

                                                                2004            2003
                                                                ----            ----
Maintenance expense...................................        $      .6      $       .5
Other operating expenses..............................              2.6             4.2
Selling, general and administrative...................              5.1            10.1
Reversal of provision for possible losses.............             (4.8)           (1.6)
Asset impairment charges..............................               .8             9.1
Fair value adjustments for derivatives................              (.7)            2.3
                                                              ---------      ----------
  Total other costs and expenses......................        $     3.6      $     24.6
                                                              =========      ==========


      Other costs and expenses of $3.6 million were $21.0 million lower than prior year period primarily due to decreases in SG&A expense, asset impairment charges, and fair value adjustments for derivatives, in addition to a higher reversal of provision for possible losses.

      SG&A expense of $5.1 million was $5.0 million lower than the prior year period due to lower personnel costs resulting from a reduction in workforce. In the first six months of 2004, Specialty reversed $4.8 million of its allowance for possible losses, compared to a reversal of provision for possible losses of $1.6 million in the prior year period. The reversal resulted from the portfolio run-off and improved credit quality of the portfolio. The allowance for possible losses was $18.5 million as of June 30, 2004 or 6.3% of reservable assets, slightly down from 7.2% at December 31, 2003. Asset impairment charges of $.8 million were $8.3 million lower than prior year period. The prior year period included several charges, including the write-off of a $5.0 million equity investment. Fair value adjustments for derivatives of $(.7) million were $3.0 million lower than prior year period due to market changes in the value of derivatives. This amount is largely offset by foreign currency translation adjustments, classified as other income related to the underlying transactions.

   Net Income

      Specialty's net income of $25.0 million for the six months ended June 30, 2004 was $7.3 million higher than the prior year period. Higher remarketing gains in the current year period combined with lower asset impairment charges, lower SG&A expense and a lower provision for possible losses exceeded the negative impact of the smaller portfolio.

   OTHER

      Other is comprised of corporate results, including SG&A expense and interest expense not allocated to the segments, and the results of American Steamship Company (ASC), a Great Lakes shipping company.

   Gross Income

      Components of gross income for the six months ended June 30, 2004 and 2003 are summarized below (in millions):

                                                                2004            2003
                                                                ----            ----
Marine operating revenue..............................        $    40.0      $     29.7
Interest income.......................................               --              .1
Other.................................................             13.0            19.3
                                                              ---------      ----------
  Total gross income..................................        $    53.0      $     49.1
                                                              =========      ==========

      Gross income of $53.0 million increased $3.9 million over the prior year period primarily due to higher marine operating revenue, partially offset by lower other income. Marine operating revenue increased at ASC due to additional operating days resulting from increased demand, a larger fleet, and more favorable operating conditions in the first six months of 2004 compared to the prior year period. Other income consists of inter-company income, primarily interest income on advances to GATX.

   Ownership Costs

      Components of ownership costs for the six months ended June 30, 2004 and 2003 are summarized below (in millions):

                                                                2004            2003
                                                                ----            ----
Depreciation..........................................        $     2.0      $      2.3
Interest, net.........................................               .8             6.7
Operating lease expense...............................               --              .4
                                                              ---------      ----------
  Total ownership costs...............................        $     2.8      $      9.4
                                                              =========      ==========


      Ownership costs of $2.8 million were $6.6 million lower than the prior year period primarily due to decreased interest expense resulting from lower average interest rates and debt balances.

   Other Costs and Expenses

      Components of other costs and expenses for the six months ended June 30, 2004 and 2003 are summarized below (in millions):

                                                                2004            2003
                                                                ----            ----
Marine operating expenses.............................        $    31.5      $     24.1
Selling, general and administrative...................              7.3            16.7
Provision for possible losses.........................               --             1.8
Asset impairment charges..............................               .3             2.8
                                                              ---------      ----------
  Total other costs and expenses......................        $    39.1      $     45.4
                                                              =========      ==========

      Other costs and expenses of $39.1 million were $6.3 million lower than the prior year period due to lower SG&A expense, provision for possible losses and asset impairment charges, partially offset by higher marine operating expenses.

      Marine operating expenses increased $7.4 million from the prior year period to $31.5 million due to additional operating days resulting from increased demand, a larger fleet, and more favorable operating conditions compared to the prior year period. SG&A expense of $7.3 million was $9.4 million lower than the prior year period due to reduced personnel costs, net of allocations to the segments, resulting from the transfer of approximately 200 Corporate employees to the Parent Company. The transfer was related to the reorganization of GATX's management structure and revised segment reporting.

      Asset impairment charges of $.3 million decreased $2.5 million from the prior year. The 2003 charge primarily relates to ASC's off-lakes barge which ceased operations last year.

   Net Income

      Net income at Other of $7.9 million for the first six months of 2004 was up $10.4 million from the prior year period, primarily due to improved results at ASC and lower SG&A and interest expense, partially offset by lower interest income on advances to GATX.

   CONSOLIDATED INCOME TAXES

      GFC's effective tax rate for continuing operations was 33% for the six months ended June 30, 2004 compared to 37% for the six months ended June 30, 2003. The lower tax rate in 2004 reflects a $2.0 million benefit attributable to the impact of an Austrian tax rate reduction recognized in the second quarter of 2004 and lower foreign taxes in other countries. The difference in the tax rate for the six months ended June 30, 2004 compared to the federal tax statutory rate of 35% is primarily attributable to the effect of lower taxes on foreign income, including the Austrian tax adjustment, partially offset by higher state taxes on domestic income.

      GFC and its U.S. subsidiaries are included in the consolidated federal income tax return of GATX Corporation. GFC was allocated a refund of $83.3 million in the second quarter of 2004 as a result of a carryback of the 2003 GATX consolidated tax loss to prior years. $25.6 million of the 2003 GATX consolidated tax loss carryforward was allocated to GFC and is available to offset taxable income in 2004 and later years.

RESULTS OF DISCONTINUED OPERATIONS

      On June 30, 2004, GFC sold substantially all of the assets and related nonrecourse debt of Technology and its Canadian affiliate to CIT Technologies Corporation and CIT Financial Limited. As a result of the sale, GFC will receive estimated net proceeds of $247.4 million, of which $32.7 million will be received in the third quarter. Financial data for the Technology segment has been segregated as discontinued operations for all periods presented.

      In the second quarter of 2004, GFC recognized a net after-tax loss on sale of $.4 million. Operating results for the first six months of 2004 were $18.7 million, net of tax, up from $8.2 million in the prior year period. Operating results were favorably impacted by the suspension of depreciation on operating lease assets associated with the Technology assets classified as held for sale during the quarter. The total effect of suspending depreciation was $14.0 million after-tax.

CASH FLOW AND LIQUIDITY

      GFC generates a significant amount of cash from its operating activities and its investment portfolio proceeds, which is used to service debt, pay dividends, and fund portfolio investments and capital additions. A weak economic environment could decrease demand for GFC's services, which could impact the Company's ability to generate cash flow from operations and portfolio proceeds. Net cash provided by operating activities, including discontinued operations, for the first six months of 2004 was $227.6 million, a decrease of $44.1 million from the prior year period. Comparison of cash operations between periods is affected by changes in working capital, including the timing of operating lease payments and income taxes. The 2004 period includes a federal income tax refund allocable to GFC of $83.3 million as compared to a $90.9 million federal income tax refund allocable to GFC in the 2003 period.

      The following discussion of cash flow activity is presented excluding the impact of discontinued operations. Portfolio investments and capital additions from continuing operations for the first six months of 2004 totaled $368.4 million, an increase of $11.0 million from the first six months of 2003. Rail invested $251.0 million during the first six months of 2004, an increase of $158.6 million from the prior year period as approximately 3,800 cars were added to the North American fleet. Air invested $98.4 million during the first six months of 2004, a decrease of $90.3 million from the prior year period due to the timing of progress payments and fewer new aircraft deliveries. Specialty invested $18.1 million during the first six months of 2004, a decrease of $41.2 million from the prior year period due to lower committed spending.

      Portfolio proceeds from continuing operations for the first six months of 2004 were $228.6 million, a decrease of $55.7 million from the prior year period. Higher proceeds from asset remarketing and the sale of securities were offset by lower loan principal payments received and cash distributions from joint venture investments.

      Net proceeds from the sale of a segment of $214.7 million relates to the sale of substantially all the assets and related nonrecourse debt of Technology. GFC expects to receive an additional $32.7 million in sale proceeds subsequent to June 30, 2004.

      GFC's operating subsidiaries fund investment and meet debt, lease and dividend obligations through cash flow from operations, portfolio proceeds (including proceeds from asset sales) , uncommitted money market lines, committed revolving credit facilities, the issuance of unsecured debt, and a variety of secured borrowings. GFC utilizes both the domestic and international bank and capital markets.

      In the first six months of 2004, GFC issued $84.1 million and repaid $203.7 million of long-term debt. Significant financings in the period included $72.1 million of Air financing guaranteed by the European Export Credit Agencies. Repayments included an $80.0 million prepayment of a portion of a term loan. This portion was originally due in 2006.

      In June 2004, GFC completed a debt exchange transaction for portions of three series of Notes due in 2006 ("Old Notes") for a new series of 6.273% Notes due in 2011 ("New Notes"). The Old Notes, which represented an aggregate $638.0 million of indebtedness, are comprised of the 6 3/4% Notes due March 1, 2006, the 7 3/4% Notes due December 1, 2006, and the 6 7/8% Notes due December 15, 2006. A total of $165.3 million of Old Notes were tendered in the transaction. As part of the exchange, a premium to par value of $13.5 million was paid to noteholders that participated in the transaction. The premium included an amount reflective of the current market value of the notes above par at the date of exchange plus an inducement fee for entering into the exchange.

      On May 18, 2004, GFC entered into a credit agreement for $545.0 million comprised of a $445.0 three-year senior unsecured revolving credit facility maturing in May 2007, and a $100.0 million five-year senior unsecured term loan, with a delayed draw feature effective for one year, maturing in May 2009. The new agreement replaces the three separate revolving credit facilities previously in place at GFC. At June 30, 2004, availability under all credit facilities was $418.2 million with $26.8 million of letters of credit issued and backed by the facility. All $100.0 million of the unsecured term loan was available. The revolving credit facility and term loan contain various restrictive covenants, including an asset coverage test, requirements to maintain a defined minimum net worth and a fixed charge coverage ratio. At June 30, 2004, GFC was in compliance with the covenants and conditions of the credit facility.

      The indentures for GFC's public debt also contain restrictive covenants, including limitations on loans, advances or investments in related parties (including GATX) and dividends it may distribute to GATX. Certain of the indentures contain limitation on liens provisions that limit the amount of secured indebtedness that GFC may incur. At June 30, 2004, GFC was in compliance with the covenants and conditions of the indentures.

      In addition to the credit facility and indentures, GFC and its subsidiaries are subject to financial covenants related to certain bank financings. GFC does not anticipate any covenant violation in the credit facility, bank financings, or indenture, nor does GFC anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

      As of June 30, 2004, GFC had a shelf registration for $1.0 billion of debt securities and pass through certificates of which $150.0 million of senior unsecured notes had been issued.

      The availability of these funding options may be adversely impacted by certain factors including the global capital market environment and outlook as well as GFC's financial performance and outlook. Access to capital markets at competitive rates is dependent on GFC's credit rating as determined by rating agencies such as Standard & Poor's (S&P) and Moody's Investors Service (Moody's). GFC's current credit rating from S&P is BBB-, with a stable outlook, unchanged from December 31, 2003. On May 10, 2004, Moody's affirmed the credit rating on GFC's long-term unsecured debt at Baa3, but revised the rating outlook to stable from negative. GFC's existing credit ratings restricts GFC's access to the commercial paper market and GFC may have more difficulty accessing the long-term debt market on a cost efficient basis.

      Unconditional purchase obligations of GFC's subsidiaries consist primarily of committed aircraft deliveries and railcar orders. Unconditional purchase obligations at June 30, 2004 were $565.7 million, comprised as follows: $101.8 million in the remainder of 2004, $343.5 million in 2005-2006, $120.4 million in 2007-2008.

COMPARISON OF SECOND QUARTER 2004 TO SECOND QUARTER 2003

   GATX RAIL

   Gross Income

      Components of Rail's gross income for the quarter ended June 30, 2004 and 2003 are summarized below (in millions):

                                                                2004            2003
                                                                ----            ----
Lease income..........................................        $   162.2      $    157.7
Asset remarketing income..............................              1.7             4.5
Fees..................................................               .7              .9
Other.................................................             17.2            11.6
                                                              ---------      ----------
  Revenues............................................            181.8           174.7
Share of affiliates' earnings.........................              6.0             2.6
                                                              ---------      ----------
  Total gross income..................................        $   187.8      $    177.3
                                                              =========      ==========


      Lease income of $162.2 million increased $4.5 million from the prior year quarter due to the impact of foreign exchange rates, favorable European fleet activity, and an increase in North American active cars. The increase was partially offset by the effect of lower average North American lease rates.

      Asset remarketing income of $1.7 million included a $1.3 million residual sharing fee from a managed portfolio and a $.4 million gain on sale of 40 railcars. Asset remarketing income in 2003 included the gain on disposition of a leveraged lease commitment on passenger rail equipment for $4.3 million.

      Other income of $17.2 million was $5.6 million higher than prior year quarter due to higher scrapping gains resulting from higher scrap metal prices and a $2.1 million gain on the restructuring of a residual value guarantee. Share of affiliates' earnings of $6.0 million were $3.4 million higher than the prior year quarter primarily due to a gain on sale of locomotives at a domestic joint venture. Share of affiliates' earnings in 2003 included a maintenance reserve reversal.

   Ownership Costs

      Components of Rail's ownership costs for the quarter ended June 30, 2004 and 2003 are summarized below (in millions):

                                                                2004            2003
                                                                ----            ----
Depreciation..........................................        $    30.0      $     28.1
Interest, net.........................................             16.8            15.5
Operating lease expense...............................             45.5            46.0
                                                              ---------      ----------
  Total ownership costs...............................        $    92.3      $     89.6
                                                              =========      ==========

      Ownership costs of $92.3 million were $2.7 million higher than the prior year quarter. Depreciation of $30.0 million was $1.9 million higher than prior year quarter due to a larger railcar fleet. Interest expense increased quarter over quarter mostly due to increased investment volume.

   Other Costs and Expenses

      Components of Rail's other costs and expenses for the quarter ended June 30, 2004 and 2003 are summarized below (in millions):

                                                                2004            2003
                                                                ----            ----
Maintenance expense...................................        $    46.0      $     40.8
Other operating expenses..............................              7.7             7.4
Selling, general and administrative...................             16.9            16.6
Provision for possible losses.........................               --              .2
Fair value adjustment for derivatives.................               --              .1
                                                              ---------      ----------
  Total other costs and expenses......................        $    70.6      $     65.1
                                                              =========      ==========

      Maintenance expense increased $5.2 million from the prior year quarter to $46.0 million for a variety of reasons, including an increase in the number of car assignments and regulatory compliance activity. As railcars are assigned from idle to active service, they often need repairs and improvements, such as replacement of tank car linings and valves. Although fewer cars were repaired, the cost per car increased due to the nature of the repairs. The reversal of a maintenance reserve in the prior year period due to a change in accounting policy also contributed to the increase.

   Net Income

      Rail's net income of $18.6 million for the three months ended June 30, 2004 was $4.2 million higher than the prior year period. The increase in 2004 was driven primarily by higher lease income and affiliates' earnings, higher asset remarketing income for both Rail and its affiliates, larger gains on scrapping of railcars and a $2.0 million deferred tax benefit at KVG attributable to a reduction in the Austrian tax rates, offset partially by higher maintenance costs.

   GATX AIR

   Gross Income

      Components of Air's gross income for the quarter ended June 30, 2004 and 2003 are summarized below (in millions):

                                                                2004            2003
                                                                ----            ----
Lease income..........................................        $    24.7      $     23.3
Interest income.......................................               .1              .1
Asset remarketing income..............................               .2              .1
Fees..................................................              3.4             1.9
Other.................................................               .6              .6
                                                              ---------      ----------
  Revenues............................................             29.0            26.0
Share of affiliates' earnings.........................              6.4            12.6
                                                              ---------      ----------
  Total gross income..................................        $    35.4      $     38.6
                                                              =========      ==========

      Air's gross income of $35.4 million was $3.2 million lower than the prior year quarter. The decrease was primarily driven by a lower share of affiliates' earnings, partially offset by higher fee income and lease income. Share of affiliates' earnings of $6.4 million was $6.2 million lower than the prior year quarter. The decrease is primarily due to fees earned by Pembroke on facilitating the sale of Fokker aircraft in the 2003 quarter and a gain on the sale of an aircraft engine at the Rolls Royce affiliate in the 2003 quarter.

      Lease income of $24.7 million was $1.4 million higher than the prior year quarter as a result of rents from new aircraft deliveries after June 30, 2003 partially offset by the absence of rent on aircraft sold subsequent to June 30, 2003. Fee income of $3.4 million for the 2004 quarter increased $1.5 million from the prior year quarter due to increased transaction activity in the 2004 quarter.

        Ownership Costs

      Components of Air's ownership costs for the quarter ended June 30, 2004 and 2003 are summarized below (in millions):

                                                                2004            2003
                                                                ----            ----
Depreciation..........................................        $    14.5      $     14.1
Interest, net.........................................              9.0            10.7
Operating lease expense...............................              1.0             1.0
                                                              ---------      ----------
  Total ownership costs...............................        $    24.5      $     25.8
                                                              =========      ==========


      Ownership costs of $24.5 million were $1.3 million lower than the prior year quarter, driven by lower interest expense due to lower average debt balances.

   Other Costs and Expenses

      Components of Air's other costs and expenses for the quarter ended June 30, 2004 and 2003 are summarized below (in millions):

                                                                2004            2003
                                                                ----            ----
Maintenance expense...................................        $     1.1      $       .5
Other operating expenses..............................               .4              .1
Selling, general and administrative...................              5.1             4.7
Reversal of provision for possible losses.............               --            (8.4)
Asset impairment charges..............................               --             1.9
                                                              ---------      ----------
  Total other costs and expenses......................        $     6.6      $     (1.2)
                                                              =========      ==========

      Total other costs and expenses of $6.6 million increased by $7.8 million from the prior year quarter. The 2003 quarter included a reversal of the provision for possible losses of $8.4 million resulting from the partial recovery of an unsecured Air Canada note originally written off as a result of Air Canada's bankruptcy filing. Offsetting this increase was an impairment charge of $1.9 million taken on one MD-83 aircraft in the second quarter of 2003.

   Net Income

      Air's net income of $2.6 million for the quarter ended June 30, 2004 was $5.2 million lower than the prior year quarter reflecting the 2003 loss provision associated with the Air Canada note.

GATX SPECIALTY FINANCE

   Gross Income

      Components of Specialty's gross income for the quarter ended June 30, 2004 and 2003 are summarized below (in millions):

                                                                2004            2003
                                                                ----            ----
Lease income..........................................        $     7.6      $     11.0
Interest income.......................................              3.8            11.9
Asset remarketing income..............................              6.7             5.4
Gain on sale of securities............................              2.1              .1
Fees..................................................               .8             1.3
Other.................................................              1.1             2.5
                                                              ---------      ----------
  Revenues............................................             22.1            32.2
Share of affiliates' earnings.........................              4.0             6.2
                                                              ---------      ----------
  Total gross income..................................        $    26.1      $     38.4
                                                              =========      ==========


      Gross income of $26.1 million was $12.3 million lower than the prior year quarter. The decrease was due to lower lease income, interest income, fees, other income, and share of affiliates' earnings, partially offset by higher asset remarketing income and gains on sale of securities.

      Lease income of $7.6 million was $3.4 million lower than the prior year quarter due to a decrease in operating lease assets and finance leases as a result of the portfolio run-off. Interest income of $3.8 million was $8.1 million lower than prior year quarter primarily due to declining venture loan balances.

      Asset remarketing income includes gains from the sale of assets from Specialty's own portfolio as well as residual sharing fees from the sale of managed assets. Asset remarketing income of $6.7 million was $1.3 million higher than the prior year quarter.

      Gain on sale of securities of $2.1 million was $2.0 million higher than the prior year quarter due to favorable security dispositions in the current year quarter. Fees of $.8 million decreased $.5 million from the prior year quarter. Other income of $1.1 million was $1.4 million lower than prior year quarter due to foreign currency translation adjustments associated with certain transactions. These adjustments are largely offset by the fair value adjustments for derivatives. Share of affiliates earnings of $4.0 million were $2.2 million lower than the prior year quarter. The prior year included income from affiliates that have since been dissolved.

   Ownership Costs

      Components of Specialty's ownership costs for the quarter ended June 30, 2004 and 2003 are summarized below (in millions):

                                                                 2004           2003
                                                                 ----           ----
Depreciation..........................................        $     1.0      $      2.7
Interest, net.........................................              6.6            11.3
Operating lease expense...............................              1.1             1.2
                                                              ---------      ----------
  Total ownership costs...............................        $     8.7      $     15.2
                                                              =========      ==========

      Ownership costs of $8.7 million were $6.5 million lower than the prior year quarter due to decreases in depreciation and interest expense. Depreciation of $1.0 million was $1.7 million lower than prior year quarter due to declining operating lease assets. Interest expense of $6.6 million was $4.7 million lower than prior year quarter due to lower debt balances related to the declining asset base.

   Other Costs and Expenses

      Components of Specialty's other costs and expenses for the quarter ended June 30, 2004 and 2003 are summarized below (in millions):

                                                                2004            2003
                                                                ----            ----
Maintenance expense...................................        $      .4      $       .4
Other operating expenses..............................              1.4             2.0
Selling, general and administrative...................              2.2             4.7
Reversal of provision for possible losses.............             (3.1)           (3.3)
Asset impairment charges..............................               .7             5.5
Fair value adjustments for derivatives................               .4              .2
                                                              ---------      ----------
  Total other costs and expenses......................        $     2.0      $      9.5
                                                              =========      ==========

      Other costs and expenses of $2.0 million were $7.5 million lower than prior year quarter due to decreases in SG&A expense and asset impairment charges.

      SG&A expense of $2.2 million was $2.5 million lower than prior year quarter due to lower personnel costs from a reduction in workforce. Asset impairment charges of $.7 million were $4.8 million lower than prior year quarter. The prior year quarter included the write-off of a $5.0 million equity investment.

   Net Income

      Specialty's net income of $9.1 million for the quarter ended June 30, 2004 was $.4 million higher than the prior year quarter. Lower asset impairment charges and lower SG&A expense in the current year exceeded the negative impact of the smaller portfolio.

   OTHER

   Gross Income

      Components of gross income for the quarter ended June 30, 2004 and 2003 are summarized below (in millions):

                                                                2004            2003
                                                                ----            ----
Marine operating revenue..............................        $    33.3      $     25.5
Other.................................................              7.9            11.0
                                                              ---------      ----------
  Total gross income..................................        $    41.2      $     36.5
                                                              =========      ==========

      Gross income of $41.2 million increased $4.7 million over the prior year period primarily due to higher marine operating revenue, partially offset by lower other income. Marine operating revenue increased at ASC due to additional operating days resulting from increased demand, a larger fleet, and more favorable operating conditions in the first six months of 2004 compared to the prior year period. Other income consists of inter-company income, primarily interest income on advances to GATX.

   Ownership Costs

      Components of ownership costs for the quarter ended June 30, 2004 and 2003 are summarized below (in millions):

                                                                2004            2003
                                                                ----            ----
Depreciation..........................................        $     2.0      $      2.1
Interest, net.........................................              1.1             4.0
Operating lease expense...............................               --              .2
                                                              ---------      ----------
  Total ownership costs...............................        $     3.1      $      6.3
                                                              =========      ==========

      Ownership costs of $3.1 million were $3.2 million lower than the prior year quarter primarily due to decreased interest expense resulting from lower average interest rates and debt balances.

   Other Costs and Expenses

      Components of other costs and expenses for the quarter ended June 30, 2004 and 2003 are summarized below (in millions):

                                                                2004            2003
                                                                ----            ----
Marine operating expenses.............................        $    25.9      $     20.9
Selling, general and administrative...................              6.0             9.8
Provision for possible losses.........................               --             3.4
Asset impairment charges..............................               .3             2.8
                                                              ---------      ----------
  Total other costs and expenses......................        $    32.2      $     36.9
                                                              =========      ==========

      Other costs and expenses of $32.2 million were $4.7 million lower than the prior year period due to lower SG&A expense, provision for possible losses and asset impairment charges, partially offset by higher marine operating expenses.

      Marine operating expenses increased $5.0 million from the prior year period to $25.9 million due to additional operating days resulting from increased demand, a larger fleet, and more favorable operating conditions compared to the prior year period. SG&A expense of $6.0 million was $3.8 million lower than the prior year period due to reduced personnel costs, net of allocations to the segments, resulting from the transfer of approximately 200 Corporate employees to the Parent Company. The transfer was related to the reorganization of GATX's management structure and revised segment reporting.

      The $3.4 million provision for possible losses recorded in 2003 is consistent with GFC's policy of targeting an overall allowance for possible losses. The amount not specifically allocated to the segments remains at Other. Asset impairment charges of $.3 million decreased $2.5 million from the prior year. The 2003 charge primarily relates to ASC's off-lakes barge which ceased operations last year.

  Net Income

      Net income at Other of $4.9 million for the second quarter of 2004 was $8.5 million favorable to the prior year quarter, primarily due to improved results at ASC and lower SG&A and interest expense, partially offset by lower interest income on advances to GATX.

NEW ACCOUNTING PRONOUNCEMENTS

      See Note 2 to the consolidated financial statements for a summary of new accounting pronouncements that may impact GFC's business.

CRITICAL ACCOUNTING POLICIES

      There have been no changes to GFC's critical accounting policies during the six month period ending June 30, 2004; refer to GFC's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 for a summary of GFC's policies.

FORWARD LOOKING STATEMENTS

      Certain statements in Management's Discussion and Analysis may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Risks and uncertainties include, but are not limited to, general economic conditions; aircraft and railcar lease rate and utilization levels; conditions in the capital markets and the potential for a downgrade in GFC's credit rating, either of which could have an effect on the Company's borrowing costs or the ability to access the markets for commercial paper or secured and unsecured debt; dynamics affecting customers within the chemical, petroleum and food industries; regulatory actions that may impact the economic value of assets; competitors in the rail and air markets who may have access to capital at lower costs than GFC; additional potential write-downs and/or provisions within GFC's portfolio; impaired asset charges; and general market conditions in the rail, air, technology, venture, and other large-ticket industries.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      On December 29, 2003, a wrongful death action was filed in the District Court of the State of Minnesota, County of Hennepin, Fourth Judicial District, MeLea J. Grabinger, individually, as Personal Representative of the Estate of John T. Grabinger, and as Representative/Trustee of the beneficiaries in the wrongful death action, v. Canadian Pacific Railway Company, et al. The lawsuit seeks damages for a derailment on January 18, 2002 of a Canadian Pacific train containing anhydrous ammonia cars near Minot, North Dakota. As a result of the derailment, several tank cars fractured, releasing anhydrous ammonia which formed a vapor cloud. One person died, as many as 100 people received medical treatment, of whom fifteen were admitted to the hospital, and a number of others were purportedly affected. The plaintiffs allege among other things that the incident (i) caused the wrongful death of their husband/son, and (ii) caused permanent physical injuries and emotional and physical pain. The complaint alleges that the incident was proximately caused by the defendants who are liable under a number of legal theories. On March 9, 2004, the National Transportation Safety Board (NTSB) released a synopsis of its anticipated report and issued its final report shortly thereafter. The report sets forth a number of conclusions including that the failure of the track caused the derailment and that the catastrophic fracture of tank cars increased the severity of the accident. On June 18, 2004, the plaintiff filed an amended complaint based on the NTSB findings which added GFC and others as defendants. Specifically, the allegations against GFC are that the steel shells of the tank cars were defective and that GATX knew the cars were vulnerable and nonetheless failed to warn of the extreme hazard and vulnerability. GFC intends to defend this suit vigorously. On July 12, 2004, GFC filed a motion to dismiss this action on the basis that plaintiffs' claims are preempted by federal law and that the plaintiffs have failed to state a claim with respect to certain causes of action.

      On January 9, 2004, the plaintiffs filed an almost identical action in United States District Court, District of North Dakota, Northwest Division. GFC was served on June 29, 2004. The plaintiffs have moved to dismiss this action without prejudice. In the motion to dismiss, the plaintiff alleges that the North Dakota action was brought because the two year statute of limitations was running and some claims would be barred in North Dakota if the Hennepin County action were dismissed based upon jurisdiction or venue challenges of the defendants.

      GFC has been named as a defendant in eight other actions all filed in the District Court of the State of Minnesota, County of Hennepin, Fourth Judicial District, in May 2004. The plaintiffs are all Minot residents who are alleged to have suffered personal injury and property damage as a consequence of the derailment. The complaints allege that the plaintiffs sustained damages including personal injury, emotional and mental damages, evacuation, shelter in place, property damage, property value diminution, inconvenience and insecurity in their property and that the defendants are responsible under the theories of negligence, nuisance, trespass, strict liability and negligent and intentional infliction of emotional distress for the alleged injuries. The plaintiffs have reserved the right to seek punitive damages. On July 21, 2004, GFC filed a motion to dismiss these actions on the basis that plaintiffs' claims are preempted by federal law and that the plaintiffs have failed to state a claim with respect to certain causes of action.

      On July 1, 2004, GFC was served in, Mehl et al. v. Canadian Pacific Railroad, et al. filed in the United States District Court, District of North Dakota, Northwest Division. The complaint alleges that the named plaintiffs are part of a class that numbers in the hundreds. This complaint alleges that the plaintiffs sustained damages including personal injury, emotional and mental damages, evacuation, shelter in place, property damage, property value diminution, inconvenience and insecurity in their property and that the defendants are responsible under the theories of negligence, nuisance, trespass, strict liability and negligent and intentional infliction of emotional distress. The class has not been certified. GFC is scheduled to respond to the complaint on August 16, 2004.

      GFC has been served only in the cases described above. There are over 40 other cases arising out of this derailment pending in the Fourth District Court of the State of Minnesota, Hennepin County. Thirty-one additional cases were filed in the same court and then removed to federal court by the Canadian Pacific in July.

      GATX and its subsidiaries have been named as defendants in a number of other legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to environmental matters, workers' compensation claims by GATX employees and other personal injury claims. Some of the legal proceedings include claims for punitive as well as compensatory damages. Several of the Company's subsidiaries have also been named as defendants or co-defendants in cases alleging injury relating to asbestos. In these cases, the plaintiffs seek an unspecified amount of damages based on common law, statutory or premises liability or, in the case of ASC, the Jones Act, which makes limited remedies available to certain maritime employees. In addition, demand has been made against the Company under a limited indemnity given in connection with the sale of a subsidiary with respect to asbestos-related claims filed against the former subsidiary. The number of these claims and the corresponding demands for indemnity against the Company have increased over the past several years. It is possible that the number of these claims could continue to grow and that the cost of these claims could correspondingly increase in the future.

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

(b)   Reports on Form 8-K:

      Form 8-K filed on May 13, 2004 reporting that GATX Financial Corporation announced an offer to exchange any and all of three series of Notes due 2006 ("Old Notes") for a new series of Notes due 2011 ("New Notes").

      Form 8-K filed on May 25, 2004 reporting that GATX Financial Corporation, a subsidiary of GATX Corporation, entered into a Credit Agreement for $545 million comprised of a $445 million 3-year senior unsecured revolving credit facility maturing in May 2007, and a $100 million 5-year unsecured term loan, with a delayed draw feature, maturing in May 2009.

      Form 8-K filed on June 7, 2004 reporting that GATX Financial Corporation issued a press release announcing that it has amended the terms of its exchange offer for any and all of three series of Notes due 2006 for a new series of Notes due 2011.

      Form 8-K filed on July 1, 2004 reporting that GATX Financial Corporation completed the sale of substantially all the assets and associated nonrecourse debt of its information technology leasing business, GATX Technology Services, to CIT Group. Inc.

      Form 8-K filed on July 30, 2004 reporting that GATX Financial Corporation reached a settlement agreement with an insurer which will result in the receipt of $45 million.

      Form 8-K/A filed on August 5, 2004 reporting pro-forma financial statements associated with the sale of substantially all of the assets and associated nonrecourse debt of GATX Technology Services.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         GATX FINANCIAL CORPORATION
                                                (Registrant)

                                             /s/ Brian A. Kenney
                                        -----------------------------
                                               Brian A. Kenney
                                          Senior Vice President and
                                           Chief Financial Officer
                                          (Duly Authorized Officer)

Date: August 6, 2004

                                  EXHIBIT INDEX

The following exhibits are furnished as part of this quarterly report:

EXHIBIT
NUMBER                          EXHIBIT DESCRIPTION
-------                         -------------------
31a.     Certification Pursuant to Exchange Act Rule 13(a)-15(e) and Rule
         15(d)-15(e) (CEO Certification).

31b.     Certification Pursuant to Exchange Act Rule 13(a)-15(e) and Rule
         15(d)-15(e) (CFO Certification).

32.      Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO
         Certification).

99.      Certain instruments evidencing long-term indebtedness of GATX Financial
         Corporation are not being filed as exhibits to this Report because the total amount of securities authorized under any such instrument does not exceed 10% of GATX Financial Corporation's total assets. GATX
         Financial Corporation will furnish copies of any such instruments upon request of the Securities and Exchange Commission.