Form 10-Q
period 2004-09-30
GATX FINANCIAL CORP
filed 2004-11-09
CIK 357019

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------

           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2004

                                       or

           [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 1-8319

                           GATX Financial Corporation
                           --------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,041,250 shares of $1 par value common stock were outstanding (all owned by GATX Corporation) as of October 29, 2004.

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H (1)(a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

================================================================================

                           GATX FINANCIAL CORPORATION
                                    FORM 10-Q
            QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2004
                                      INDEX

Item No.                                                                                                 Page No.
--------                                                                                                 --------
                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
                Consolidated Statements of Income.......................................................    1
                Consolidated Balance Sheets.............................................................    2
                Consolidated Statements of Cash Flows...................................................    3
                Notes to the Consolidated Financial Statements..........................................    4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations...........   10
                Risk Factors............................................................................   10
                Comparison of First Nine Months of 2004 to First Nine Months of 2003....................   12
                Cash Flow and Liquidity.................................................................   21
                Comparison of Third Quarter of 2004 to Third Quarter of 2003............................   23
                New Accounting Pronouncements...........................................................   29
                Critical Accounting Policies............................................................   29
                Forward Looking Statements..............................................................   29

Item 3. Quantitative and Qualitative Disclosures about Market Risk......................................   29

Item 4. Controls and Procedures.........................................................................   29

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings...............................................................................   30

Item 6. Exhibits........................................................................................   32

SIGNATURE ..............................................................................................   32

EXHIBIT INDEX ..........................................................................................   33

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                   GATX FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                  (IN MILLIONS)

                                                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                      SEPTEMBER 30               SEPTEMBER 30
                                                                      ------------               ------------
                                                                   2004        2003           2004            2003
                                                                   ----        ----           ----            ----
GROSS INCOME
Lease income...................................................  $ 200.2     $   193.0      $   583.9      $   577.2
Marine operating revenue.......................................     36.2          27.3           76.2           57.0
Interest income................................................      2.9           9.0           15.3           30.6
Asset remarketing income.......................................      5.1           6.5           32.2           23.9
Gain on sale of securities.....................................       .2           5.8            3.4            6.3
Fees...........................................................      5.7           3.7           13.9           14.2
Other .........................................................     65.0          35.2          111.1           85.7
                                                                 -------     ---------      ---------      ---------
Revenues.......................................................    315.3         280.5          836.0          794.9
Share of affiliates' earnings..................................     17.2          16.7           51.2           55.6
                                                                 -------     ---------      ---------      ---------
TOTAL GROSS INCOME.............................................    332.5         297.2          887.2          850.5
OWNERSHIP COSTS

Depreciation ..................................................     48.0          46.1          139.8          137.2
Interest, net..................................................     35.0          36.5          100.5          119.6
Operating lease expense........................................     47.3          47.5          142.8          144.0
                                                                 -------     ---------      ---------      ---------
TOTAL OWNERSHIP COSTS..........................................    130.3         130.1          383.1          400.8

OTHER COSTS AND EXPENSES

Maintenance expenses...........................................     46.3          43.3          140.4          125.3
Marine operating expenses......................................     27.7          21.8           59.2           45.9
Other operating expenses.......................................     10.6          11.8           32.7           34.2
Selling, general and administrative expenses...................     27.8          34.3           84.1          101.6
(Reversal) provision for possible losses.......................     (4.7)           .3           (9.7)          10.1
Asset impairment charges.......................................       .3           8.8            1.4           22.6
Fair value adjustments for derivatives.........................       .8            .2             .1            2.6
                                                                 -------     ---------      ---------      ---------
TOTAL OTHER COSTS AND EXPENSES.................................    108.8         120.5          308.2          342.3
                                                                 -------     ---------      ---------      ---------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES..........     93.4          46.6          195.9          107.4

INCOME TAXES...................................................     32.7          17.0           66.6           39.5
                                                                 -------     ---------      ---------      ---------
INCOME FROM CONTINUING OPERATIONS..............................     60.7          29.6          129.3           67.9

DISCONTINUED OPERATIONS

Operations, net of taxes.......................................      (.2)          1.4           18.5            9.6
Loss on sale of segment, net of taxes..........................     (7.3)           --           (7.7)            --
                                                                 -------     ---------      ---------      ---------
TOTAL DISCONTINUED OPERATIONS..................................     (7.5)          1.4           10.8            9.6
                                                                 -------     ---------      ---------      ---------
NET INCOME.....................................................  $  53.2     $    31.0      $   140.1      $    77.5
                                                                 =======     =========      =========      =========

   The accompanying notes are an integral part of these consolidated financial statements.

                   GATX FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                  (IN MILLIONS)


                                                                  SEPTEMBER 30              DECEMBER 31
                                                                     2004                      2003
                                                                  ------------              -----------
ASSETS

CASH AND CASH EQUIVALENTS........................................ $   142.7                 $   211.1
RESTRICTED CASH..................................................      57.9                      60.9

RECEIVABLES

Rent and other receivables.......................................     122.7                      86.4
Finance leases...................................................     272.8                     289.2
Loans............................................................     105.5                     183.5
Less:  allowance for possible losses.............................     (27.8)                    (40.6)
                                                                  ---------                 ---------
                                                                      473.2                     518.5
OPERATING LEASE ASSETS, FACILITIES AND OTHER

Railcars and service facilities..................................   3,456.6                   3,276.6
Operating lease investments and other............................   1,953.4                   1,804.2
Less:  allowance for depreciation................................  (1,812.5)                 (1,821.5)
                                                                  ---------                 ---------
                                                                    3,597.5                   3,259.3
Progress payments for aircraft and other equipment...............      19.5                      53.6
                                                                  ---------                 ---------
                                                                    3,617.0                   3,312.9

DUE FROM GATX CORPORATION........................................     402.5                     340.6
INVESTMENTS IN AFFILIATED COMPANIES..............................     800.7                     847.6
RECOVERABLE INCOME TAXES.........................................        --                      47.3
GOODWILL, NET....................................................      87.0                      87.2
OTHER INVESTMENTS................................................      72.8                     101.6
OTHER ASSETS.....................................................     189.0                     182.3
ASSETS OF DISCONTINUED OPERATIONS................................      58.9                     560.1
                                                                  ---------                 ---------
                                                                  $ 5,901.7                 $ 6,270.1
                                                                  =========                 =========

LIABILITIES AND SHAREHOLDER'S EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES............................ $   346.9                 $   326.5

DEBT

Short-term.......................................................      11.4                      15.9
Long-term:
     Recourse....................................................   2,738.6                   2,877.6
     Nonrecourse.................................................      94.9                      99.3
Capital lease obligations........................................      96.7                     122.4
                                                                  ---------                 ---------
                                                                    2,941.6                   3,115.2

DEFERRED INCOME TAXES............................................     700.6                     614.7
OTHER LIABILITIES................................................     212.1                     258.5
LIABILITIES OF DISCONTINUED OPERATIONS...........................        --                     346.3
                                                                  ---------                 ---------
TOTAL LIABILITIES ...............................................   4,201.2                   4,661.2

SHAREHOLDER'S EQUITY

Preferred Stock..................................................     125.0                     125.0
Common Stock.....................................................       1.0                       1.0
Additional capital...............................................     521.6                     521.6
Reinvested earnings..............................................   1,058.6                     988.8
Accumulated other comprehensive loss.............................      (5.7)                    (27.5)
                                                                  ---------                 ---------
TOTAL SHAREHOLDER'S EQUITY.......................................   1,700.5                   1,608.9
                                                                  ---------                 ---------
                                                                  $ 5,901.7                 $ 6,270.1
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

                   GATX FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (IN MILLIONS)

                                                                             THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                                SEPTEMBER 30         SEPTEMBER 30
                                                                             ------------------ ------------------------
                                                                              2004     2003        2004         2003
                                                                              ----     ----        ----         ----
OPERATING ACTIVITIES
Net income, including discontinued operations..............................  $ 53.2  $    31.0  $     140.1   $     77.5
Adjustments to reconcile net income to net cash provided by
 operating activities:
     Realized gains on remarketing of leased equipment.....................    (4.9)      (5.3)       (30.8)       (26.1)
     Gain on sale of securities............................................     (.2)      (5.8)        (3.4)        (6.3)
     Pre-tax loss on sale of segment.......................................    12.1         --         12.7           --
     Depreciation..........................................................    50.9       80.5        180.0        243.0
     (Reversal) provision for possible losses..............................    (4.5)        .4         (9.6)         8.8
     Asset impairment charges..............................................      .3        9.5          3.7         25.6
     Deferred income taxes.................................................    22.6       30.6         88.4         85.2
     Share of affiliates' earnings, net of dividends.......................   (13.6)     (14.6)       (34.2)       (45.6)
     Increase in insurance recoveries receivable...........................   (45.0)        --        (45.0)          --
     Decrease (increase) in recoverable income taxes.......................     2.1       (6.4)        57.3         50.1
     Net decrease in operating lease payable...............................   (15.0)     (16.0)       (26.5)       (18.6)
     Other.................................................................    13.3      (36.8)       (33.8)       (54.8)
                                                                             ------  ---------  -----------   ----------
     Net cash provided by operating activities.............................    71.3       67.1        298.9        338.8

INVESTING ACTIVITIES
Additions to equipment on lease, net of nonrecourse financing
 for leveraged leases, operating lease assets and facilities...............  (145.3)    (124.8)      (596.2)      (463.9)
Loans extended.............................................................     (.3)     (10.9)       (14.2)       (48.6)
Investments in affiliated companies........................................      --       (4.8)        (3.1)       (49.0)
Progress payments..........................................................     (.4)      (3.5)        (2.0)       (26.1)
Other investments..........................................................    (1.3)      (1.0)       (28.8)       (25.2)
                                                                             ------  ---------  -----------   ----------
Portfolio investments and capital additions................................  (147.3)    (145.0)      (644.3)      (612.8)
Portfolio proceeds.........................................................    58.3      183.4        380.4        573.8
Net proceeds from sale of segment..........................................                           223.7
                                                                                9.0         --                        --
Transfer of assets to GATX Corporation.....................................      --         --          3.8           --
Proceeds from other asset sales............................................     3.7        4.3         23.9         19.1
Net decrease (increase) in restricted cash.................................     2.2        1.1          3.0        (76.1)
Effect of exchange rate changes on restricted cash.........................      --         --           --         17.7
                                                                             ------  ---------  -----------   ----------
     Net cash (used in) provided by investing activities...................   (74.1)      43.8         (9.5)       (78.3)

FINANCING ACTIVITIES

Net proceeds from issuance of long-term debt...............................    42.0      120.3        202.5        453.3
Repayment of long-term debt................................................   (65.4)    (408.8)      (401.4)      (843.2)
Net increase (decrease) in short-term debt.................................     2.8        8.3         (2.1)        16.8
Net decrease in capital lease obligations..................................    (9.5)      (5.2)       (25.7)       (20.0)
Net (increase) decrease in amount due from GATX Corporation................   (15.8)     117.2        (61.9)        91.5
Cash dividends paid to GATX Corporation....................................   (26.9)     (15.5)       (70.3)       (38.7)
                                                                             ------  ---------  -----------   ----------
     Net cash used in financing activities.................................   (72.8)    (183.7)      (358.9)      (340.3)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS...............     1.8       (2.1)         1.1           .6
                                                                             ------  ---------  -----------   ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS..................................  $(73.8) $   (74.9) $     (68.4)  $    (79.2)
                                                                             ======  =========  ===========   ==========

   The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1. DESCRIPTION OF BUSINESS

      GATX Financial Corporation (GFC or the Company) is headquartered in Chicago, Illinois and provides its services primarily through three operating segments: GATX Rail (Rail), GATX Air (Air) and GATX Specialty Finance (Specialty). Through these operating segments, GFC combines asset knowledge and services, structuring expertise, partnering and capital to provide business solutions to customers and partners worldwide. GFC specializes in railcar and locomotive leasing, aircraft operating leasing and financing other large ticket equipment.

      GFC invests in companies and joint ventures that complement its existing business activities. GFC partners with financial institutions and operating companies to improve scale in certain markets, broaden diversification within an asset class, and enter new markets.

      On June 30, 2004, GFC sold substantially all of the assets and related nonrecourse debt of GATX Technology Services (Technology) and its Canadian affiliate to CIT Technologies Corporation and CIT Financial Limited. Financial data for the Technology segment has been segregated as discontinued operations for all periods presented.

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

NOTE 3. NEW ACCOUNTING PRONOUNCEMENTS

      In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was enacted. The Act expands Medicare benefits, primarily by adding a prescription drug benefit for Medicare-eligible individuals starting in 2006. The Act provides employers currently sponsoring prescription drug programs for Medicare-eligible individuals with a range of options for coordinating with the new government-sponsored programs that may potentially reduce employer costs. In June 2004, FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 was issued providing guidance on the accounting for the effects of the Act for employers that sponsor post-retirement health care plans that provide prescription drug benefits. FSP 106-2 supercedes FSP 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. GFC adopted FSP 106-2 in the third quarter of 2004. See Note 6 to the financial statements for information regarding the impact to GFC's results.

NOTE 4. INVESTMENTS IN AFFILIATED COMPANIES

      Investments in affiliated companies represent investments in, and loans to and from, domestic and foreign companies and joint ventures that are in businesses similar to those of GFC, such as commercial aircraft leasing, rail equipment leasing, and other business activities.

      For purposes of preparing the following information, GFC made certain adjustments to information provided by the joint ventures. Pre-tax income was adjusted to exclude interest expense (or interest income) recognized by the joint ventures on loans from (or to) GFC.

      For all affiliated companies held at the end of the quarter as part of continuing operations, operating results, as if GFC held 100 percent interest, were (in millions):

                                                                    THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                       SEPTEMBER 30              SEPTEMBER 30
                                                                  --------------------      ---------------------
                                                                     2004       2003          2004        2003
                                                                     ----       ----          ----        ----
Gross income.................................................     $   189.0   $ 185.2       $  521.7     $  516.4
Pre-tax income...............................................          43.4      45.4          113.9        111.6

NOTE 5. GOODWILL

      As a result of the Technology sale, the goodwill balance of $87.2 million reported as of December 31, 2003 has been restated to exclude $7.6 million related to the Technology segment which was reclassified to assets of discontinued operations. In 2004, the sale of the Technology segment resulted in the write-off of $7.6 million related to the Technology goodwill, which was included in the loss on sale of segment. See Note 12 for further discussion on the Technology sale.

NOTE 6. PENSION AND OTHER POST-RETIREMENT BENEFITS

      GFC contributed to pension plans sponsored by GATX that cover substantially all employees. Benefits payable under the pension plans are based on years of services and/or final average salary. Allocation to GFC for plan contributions, credits, and expenses are determined on the basis of payroll costs and related actuarial assumptions. Ongoing pension credits for the three months ended September 30, 2004 and 2003 were $.1 million for both periods. Ongoing pension credits for the nine months ended September 30, 2004 and 2003 were $.3 million for both periods. In addition, curtailment costs and special termination expense were $.7 million for the nine months ended September 30, 2004. These amounts resulted from the Technology sale and were allocated to discontinued operations. The components of net periodic credits and costs for individual subsidiaries of GATX, including GFC, are not determinable.

      In addition to the pension plans, GFC's other post-retirement plans provide health care, life insurance and other benefits for certain retired employees who meet established criteria.

      The components of pension and other post-retirement benefit costs for the three months ended September 30, 2004 and 2003 are as follows (in millions):

                                                               2004 RETIREE        2003 RETIREE
                                                             HEALTH AND LIFE      HEALTH AND LIFE
                                                             ---------------      ---------------
Service cost................................................   $    .1              $   .1
Interest cost...............................................        .8                  .9
                                                               -------              ------
Net costs...................................................   $    .9              $  1.0
                                                               =======              ======

      The components of pension and other post-retirement benefit costs for the nine months ended September 30, 2004 and 2003 are as follows (in millions):

                                                               2004 RETIREE        2003 RETIREE
                                                             HEALTH AND LIFE      HEALTH AND LIFE
                                                             ---------------      ---------------
Service cost................................................   $    .3              $      .3
Interest cost...............................................       2.6                    2.7
Amortization of:
   Unrecognized net loss....................................        .1                     --
                                                               -------              ----------
Ongoing net costs...........................................       3.0                    3.0
Recognized gain due to curtailment..........................       (.2)                    --
                                                               -------              ----------
Net costs...................................................   $   2.8              $     3.0
                                                               =======              ==========

      The previous tables include amounts allocated to discontinued operations, including the curtailment cost (gain) and special termination expense which resulted from the Technology sale.

      In the third quarter of 2004, GFC incorporated the impact of the U.S. Medicare Prescription Drug, Improvement and Modernization Act of 2003 in its consolidated financial results. The effect of the federal Medicare subsidy reduced the accumulated postretirement benefit obligation (APBO) by $5.4 million and net periodic cost for other postretirement benefits decreased by $.2 million for the third quarter. The full year impact is expected to be approximately $.3 million.

      GFC uses a December 31 measurement date for all of its plans. The three month and nine month amounts reported are based on estimated annual costs. Actual annual costs as of December 31, 2004 may differ from the estimates provided.

      GFC expects to contribute approximately $2.0 million to the GATX sponsored pension plans in 2004. GFC also expects to contribute $9.0 million to its other post-retirement benefit plans in 2004. Through September 30, 2004, contributions of $1.7 million have been made to the domestic and foreign pension plans in addition to contributions of $5.0 million to the other post-retirement benefits plans. Additional contributions to these plans will be dependent on several factors including investment returns on plan assets and actuarial experience.

NOTE 7. GUARANTEES

      In connection with certain investments or transactions, GFC has provided various guarantees which could require performance in the event of demands by third parties. Similar to GFC's balance sheet investments, these guarantees expose GFC to credit, market, and equipment risk; accordingly, GFC evaluates its commitments and other contingent obligations using techniques similar to those used to evaluate funded transactions.

      Asset residual value guarantees represent GFC's commitment to third parties that an asset or group of assets will be worth a specified amount at the end of a lease term. Revenue in the form of an initial fee and sharing in any proceeds received upon disposition of assets in excess of the amount guaranteed is earned for providing such asset value guarantees.

      Any liability resulting from GFC's performance pursuant to the residual value guarantees may be reduced by the value realized from the underlying asset or group of assets. Historically, gains associated with the residual value guarantees have exceeded any losses incurred and have been recorded in asset remarketing income in the consolidated statements of income. Based on known facts and current market conditions, management does not believe that its exposure under asset residual value guarantees will result in any significant adverse financial impact to the Company. GFC believes these asset residual value guarantees will likely generate future income in the form of fees and residual sharing proceeds.

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

      At September 30, 2004, the maximum potential amount of lease, loan or residual value guarantees under which GFC could be required to perform was $532.5 million, including $47.6 million of guarantees associated with discontinued operations. The related carrying value of the guarantees recorded on the balance sheet, including deferred revenue primarily associated with residual value guarantees entered into prior to the effective date of FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, was a liability of $4.1 million. The expiration dates of these guarantees range from 2004 to 2017.

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

      As of September 30, 2004, GFC identified 19 VIEs in which it holds a significant variable interest, primarily through equity investments in common stock accounted for under the equity method of accounting and beneficial equity interests in trusts used in leveraged lease investments. GFC is not the primary beneficiary of any of the identified VIEs as GFC does not receive the majority of the entities' expected losses or residual returns. As a result, none of these entities have been consolidated into GFC's financial statements. This determination is based on forecasted expected losses and residual returns for each of the 19 identified VIEs. GFC's maximum exposure to loss with respect to these variable interest entities was $306.9 million as of September 30, 2004, of which $273.2 million is recorded on the balance sheet as either investments in affiliated companies or finance leases.

NOTE 9. COMPREHENSIVE INCOME

      GFC includes foreign currency translation gains (losses), unrealized gains (losses) on available-for-sale securities and unrealized gains (losses) on certain qualified derivative instruments in comprehensive income. For the three months ended September 30, 2004 and 2003, comprehensive income was $72.9 million and $33.8 million, respectively. For the nine months ended September 30, 2004 and 2003, comprehensive income was $161.9 million and $90.9 million, respectively.

NOTE 10. ADVANCES TO PARENT

      Interest income on advances to GATX, which is included in gross income on the statements of income, was $6.3 million for the three months ended September 30, 2004 compared to $5.0 million in the prior year period. For the nine months ended September 30, 2004 interest income on advances was $16.5 million compared to $20.2 million in the prior year period. These advances have no maturity date. Interest income on advances to GATX is based on an interest rate that is adjusted annually in accordance with an estimate of applicable rates.

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

      The following tables present certain segment data for the three months and nine months ended September 30, 2004 and 2003 (in millions):

                                                                    RAIL        AIR       SPECIALTY  OTHER      TOTAL
                                                                    ----        ---       ---------  -----      -----
THREE MONTHS ENDED SEPTEMBER 30, 2004
Revenues.......................................................  $  181.0    $    31.6   $    15.2  $  87.5   $    315.3
Share of affiliates' earnings..................................       3.1          8.3         5.8       --         17.2
                                                                 --------    ---------   ---------  -------   ----------
Total gross income.............................................     184.1         39.9        21.0     87.5        332.5
Depreciation ..................................................      29.3         15.1         1.1      2.5         48.0
Interest, net..................................................      19.2         10.6         6.2     (1.0)        35.0
Operating lease expense........................................      45.7           .9         1.0      (.3)        47.3
Income from continuing operations before income  taxes.........      18.7          7.2        10.9     56.6         93.4
Income from continuing operations..............................      13.0          5.0         6.4     36.3         60.7
                                                                 --------    ---------   ---------  -------   ----------
SELECTED BALANCE SHEET DATA AT SEPTEMBER  30, 2004

Investments in affiliated companies............................     153.0        484.0       163.7       --        800.7
Identifiable assets from continuing operations.................   2,556.0      2,063.3       522.9    700.6      5,842.8
                                                                 --------    ---------   ---------  -------   ----------
CASH FLOW
Portfolio investments and capital additions....................      78.6         66.2         2.5       --        147.3
                                                                 --------    ---------   ---------  -------   ----------

                                                                    RAIL        AIR       SPECIALTY  OTHER     TOTAL
                                                                    ----        ---       ---------  -----     -----
THREE MONTHS ENDED SEPTEMBER 30, 2003
Revenues.......................................................  $  172.4    $    30.6   $    32.8  $  44.7  $   280.5
Share of affiliates' earnings..................................       4.0          7.5         5.2       --       16.7
                                                                 --------    ---------   ---------  -------  ---------
Total gross income.............................................     176.4         38.1        38.0     44.7      297.2
Depreciation ..................................................      27.7         14.0         2.5      1.9       46.1
Interest, net..................................................      13.9         10.0        10.6      2.0       36.5
Operating lease expense........................................      45.5           .9         1.1       --       47.5
Income from continuing operations before income taxes..........      22.9          3.7        15.8      4.2       46.6
Income from continuing operations..............................      15.0          3.4         9.0      2.2       29.6
                                                                 --------    ---------   ---------  -------  ---------

SELECTED BALANCE SHEET DATA AT DECEMBER 31, 2003
Investments in affiliated companies............................     140.9        484.9       221.8       --      847.6
Identifiable assets from continuing operations.................   2,308.8      1,977.0       707.6    716.6    5,710.0
                                                                 --------    ---------   ---------  -------  ---------
CASH FLOW
Portfolio investments and capital additions....................      30.6         32.9        17.4      1.0       81.9
                                                                 --------    ---------   ---------  -------  ---------

                                                                   RAIL         AIR       SPECIALTY  OTHER     TOTAL
                                                                   ----         ---       ---------  -----     -----
NINE MONTHS ENDED SEPTEMBER 30, 2004
Revenues.......................................................  $  542.8    $    83.9   $    68.8  $ 140.5  $    836.0
Share of affiliates' earnings..................................      12.9         23.9        14.4       --        51.2
                                                                 --------    ---------   ---------  -------   ----------
Total gross income.............................................     555.7        107.8        83.2    140.5       887.2
Depreciation ..................................................      88.7         43.4         3.2      4.5       139.8
Interest, net..................................................      51.5         28.9        20.3      (.2)      100.5
Operating lease expense........................................     137.1          2.9         3.1      (.3)      142.8
Income from continuing operations before income taxes..........      62.7         14.3        51.2     67.7       195.9
Income from continuing operations..............................      44.1          9.6        31.4     44.2       129.3
                                                                 --------    ---------   ---------  -------   ---------
SELECTED BALANCE SHEET DATA AT SEPTEMBER 30, 2004
Investments in affiliated companies............................     153.0        484.0       163.7       --       800.7
Identifiable assets from continuing operations.................   2,556.0      2,063.3       522.9    700.6     5,842.8
                                                                 --------    ---------   ---------  -------   ---------
CASH FLOW
Portfolio investments and capital additions....................     329.6        164.6        20.6       .9       515.7
                                                                 --------    ---------   ---------  -------   ---------

                                                                   RAIL        AIR        SPECIALTY  OTHER     TOTAL
                                                                   ----        ---        ---------  -----     -----
NINE MONTHS ENDED SEPTEMBER 30, 2003
Revenues.......................................................  $  518.0    $    81.4   $  101.7   $ 93.8   $  794.9
Share of affiliates' earnings..................................       8.7         26.1       20.8       --       55.6
                                                                 --------    ---------   --------   ------   --------
Total gross income.............................................     526.7        107.5      122.5     93.8      850.5
Depreciation ..................................................      84.1         41.0        7.9      4.2      137.2
Interest, net..................................................      45.6         31.0       34.3      8.7      119.6
Operating lease expense........................................     137.3          2.9        3.4       .4      144.0
Income (loss) from continuing operations before income taxes...      63.0          1.6       44.3     (1.5)     107.4
Income (loss) from continuing operations.......................      40.5          1.0       26.7      (.3)      67.9
                                                                 --------    ---------   --------   ------   --------
SELECTED BALANCE SHEET DATA AT DECEMBER 31, 2003
Investments in affiliated companies............................     140.9        484.9      221.8       --      847.6
Identifiable assets from continuing operations.................   2,308.8      1,977.0      707.6    716.6    5,710.0
                                                                 --------    ---------   --------   ------   --------
CASH FLOW
Portfolio investments and capital additions....................     123.0        221.6       76.7     18.0      439.3
                                                                 --------    ---------   --------   ------   --------

NOTE 12. DISCONTINUED OPERATIONS

      On June 30, 2004, GFC sold substantially all of the assets and related nonrecourse debt of GATX Technology Services Corporation and its Canadian affiliate to CIT Technologies Corporation and CIT Financial Limited for estimated net proceeds of $246.0 million of which $31.3 million was yet to be received at September 30, 2004. During the quarter ended September 30, 2004, certain remaining Technology assets, including a 50% interest in a joint venture were sold for proceeds of $9.0 million, which approximated book value. The loss on sale of segment for the quarter ended September 30, 2004 was attributable to expenses related to the sale recognized in accordance with applicable accounting rules. The following table summarizes the revenues, income before taxes and the loss on disposal, net of tax, of Technology, which has been reclassified to discontinued operations for all periods presented.

                                                                 THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                    SEPTEMBER 30           SEPTEMBER 30
                                                                 ------------------    ---------------------
                                                                  2004       2003        2004         2003
                                                                  ----       ----        ----         ----
Gross income...................................................  $ 4.9      $ 49.6     $ 103.0      $  156.6
(Loss) income before taxes.....................................    (.4)        2.8        29.9          15.3
Operating (loss) income, net of tax............................    (.2)        1.4        18.5           9.6
Loss on sale of segment, net of taxes of $4.8 million for
the three months ended and $5.0 million for nine months ended..   (7.3)         --        (7.7)           --

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      GATX Financial Corporation (GFC or the Company) is headquartered in Chicago, Illinois and provides its services primarily through three operating segments: GATX Rail (Rail), GATX Air (Air), and GATX Specialty Finance (Specialty). Through these businesses, GFC combines asset knowledge and services, structuring expertise, partnering and capital to provide business solutions to customers and partners worldwide. GFC specializes in railcar and locomotive leasing, aircraft operating leasing, and financing other large ticket equipment.

      On June 30, 2004, GFC sold substantially all of the assets and related nonrecourse debt of GATX Technology Services (Technology) and its Canadian affiliate to CIT Technologies Corporation and CIT Financial Limited. Financial data for the Technology segment has been segregated as discontinued operations for all periods presented.

      Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2004.

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

      - Terrorism/International Conflict. National and international political developments, instability and uncertainties, including continuing political unrest and threats of terrorists' attacks, could result in continued global economic weakness in general and in the United States in particular, and could have an adverse impact on GATX's businesses. The effects may include, among other things, legislation directed toward improving the security of railcars against acts of terrorism which affects the construction or operation of railcars, a decrease in demand for air travel and rail services, consolidation and/or additional bankruptcies in the rail and airline industries, lower utilization of new and existing aircraft and rail equipment, lower rail and aircraft rental rates or a slower recovery of such rates, impairment of rail and air portfolio assets and fewer partners for joint ventures. Depending upon the severity, scope and duration of these effects, the impact on GATX's financial position, results of operations and cash flows could be material.

      - Competition. GFC is subject to intense competition in its rail and aircraft leasing businesses. In many cases, these competitors are larger entities that have greater financial resources, higher credit ratings and access to lower cost capital than GFC. These factors may enable competitors to offer leases and loans to customers at lower rates than GFC is able to provide, thus impacting GFC's asset utilization or GFC's ability to lease assets on a profitable basis.

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

      - Internal controls and requirements of Section 404 of the Sarbanes-Oxley Act. GFC is in the process of documenting and testing internal control procedures in order to satisfy the requirements of
            Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of internal controls over financial reporting and a report by the Company's Independent Auditors addressing these assessments. During the course of testing, GFC , or the Independent Auditor, may identify deficiencies which the Company may not be able to remediate and test in time to meet the deadline imposed by the requirements of Section 404. In addition, if GFC fails to maintain the adequacy of internal controls, the Company may not be able to ensure that GFC can conclude on an ongoing basis that it has effective internal controls over financial reporting in accordance with Section 404 of Sarbanes-Oxley. Even if GFC concludes that adequate internal control procedures are in place, no system of internal controls can provide absolute assurance that the financial statements are accurate and free of error. As a result, the risk exists that GFC's internal controls may not detect all errors or omissions in the financial statements.

      - Additional risks and uncertainties not presently known, or that GFC currently deems immaterial, may also adversely affect GFC's business operations.

STATEMENT OF INCOME DISCUSSION

      The following table presents net income (loss) by segment for the three and nine months ended September 30, 2004 and 2003 (in millions):

                                                         FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                               SEPTEMBER 30                    SEPTEMBER 30
                                                         ---------------------------    ---------------------------
                                                             2004          2003            2004           2003
                                                             ----          ----            ----           ----
Rail.................................................      $    13.0     $   15.0         $ 44.1         $40.5
Air..................................................            5.0          3.4            9.6           1.0
Specialty............................................            6.4          9.0           31.4          26.7
Other................................................           36.3          2.2           44.2           (.3)
                                                           ---------     --------         ------         -----
  Net income from continuing operations..............           60.7         29.6          129.3          67.9
  Discontinued operations............................           (7.5)         1.4           10.8           9.6
                                                           ---------     --------         ------         -----
  Net income.........................................      $    53.2     $   31.0         $140.1         $77.5
                                                           =========     ========         ======         =====

      Following is management's discussion and analysis of GFC's comparative results of its reporting segments, Other and discontinued operations.

COMPARISON OF FIRST NINE MONTHS OF 2004 TO FIRST NINE MONTHS OF 2003

   GATX RAIL

      Improving market conditions in the North American rail industry have favorably impacted Rail's North American operations. Market indicators, such as carloadings and ton miles, were up from the comparable prior year period. Market improvements resulted in an increase in railcar manufacturing backlog and a more balanced supply/demand relationship for most car types. Lease rates are increasing as economic conditions and railcar demand have improved.

      Rail's North American utilization increased from year end due to a combination of placement of new railcars, the movement of railcars from idle to active, and the scrapping of railcars. Renewal and assignment activity remained strong in the current period, reflective of more favorable conditions in the North American rail market. However, maintenance costs associated with preparing previously idle cars for service have adversely impacted current period results and this trend is anticipated to continue for the remainder of the year. Lease rates are improving and current average renewal rates for most car types now equal or exceed the average expiring rate. The impact of this improvement on earnings will manifest gradually as rate changes move slowly through the fleet due to the term nature of the business.

      European market conditions continued to be stable. Utilization remains high and operations have been positively impacted by success in Eastern European markets and the placement of new car deliveries.

      Railcar investments totaled $305.6 million during the first nine months of 2004, compared to $123.0 million in the prior year period. As a result of this new investment volume, 4,778 cars were added to the North American fleet. The prior period's portfolio investments and capital expenditures included $22.5 million for the December 2002 acquisition of the remainder of KVG Kesselwagen Vermietgesellschaft mbH, and KVG Kesselwagen Vermietgesellschaft m.b.h. (collectively KVG), a portion of which was funded in 2003.

   Gross Income

      Components of Rail's gross income for the nine months ended September 30, 2004 and 2003 are summarized below (in millions):

                                                                                         2004          2003
                                                                                         ----          ----
Lease income........................................................................  $   491.2     $    475.6
Asset remarketing income............................................................        6.8            4.4
Fees................................................................................        2.2            2.7
Other...............................................................................       42.6           35.3
                                                                                      ---------     ----------
  Revenues..........................................................................      542.8          518.0
Share of affiliates' earnings.......................................................       12.9            8.7
                                                                                      ---------     ----------
  Total gross income...............................................................   $   555.7     $    526.7
                                                                                      =========     ==========

      Lease income of $491.2 million increased $15.6 million from the prior year period due to the impact of foreign exchange rates, favorable European fleet activity, and an increase in the number of active North American cars. The increase was partially offset by the effect of lower average North American lease rates. Although lease rates are increasing, average North American lease rates were in aggregate lower than the prior year period.

      Rail's North American fleet totaled 106,994 cars at September 30, 2004 compared to 104,493 at the end of the prior year period and 105,248 cars at December 31, 2003. In North America 103,327 railcars were active at September 30, 2004, compared to 97,018 a year ago and 98,294 at December 31, 2003. Rail's North American utilization of 97% at September 30, 2004, improved from 93% at September 30, 2003 and 93% at December 31, 2003.

      Asset remarketing income of $6.8 million in 2004 includes a $1.3 million residual sharing fee from a managed portfolio, $.6 million in other residual sharing fees and a $4.6 million gain on the sale of railcars. Asset remarketing income in 2003 included the gain on disposition of a leveraged lease commitment on passenger rail equipment for $4.3 million.

      Other income of $42.6 million was $7.3 million higher than the prior year quarter due to higher scrapping gains resulting from higher scrap metal prices and a $2.1 million gain on the restructuring of a residual value guarantee. These favorable items were offset by lower repair revenue. Share of affiliates' earnings of $12.9 million was $4.2 million higher than the prior year period primarily due to asset remarketing gains at an affiliate. Share of affiliates' earnings in 2003 included a maintenance reserve reversal.

   Ownership Costs

      Components of Rail's ownership costs for the nine months ended September 30, 2004 and 2003 are summarized below (in millions):

                                                                                         2004         2003
                                                                                         ----         ----
Depreciation.......................................................................... $    88.7    $   84.1
Interest, net.........................................................................      51.5        45.6
Operating lease expense...............................................................     137.1       137.3
                                                                                       ---------    --------
  Total ownership costs............................................................... $   277.3    $  267.0
                                                                                       =========    ========

      Ownership costs of $277.3 million were $10.3 million higher than the prior year period. Depreciation of $88.7 million was $4.6 million higher than prior year period due to a larger railcar fleet. Interest expense of $51.5 million was $5.9 million higher than prior year period due to higher average interest rates and related debt balances resulting increased investment volume.

   Other Costs and Expenses

      Components of Rail's other costs and expenses for the nine months ended September 30, 2004 and 2003 are summarized below (in millions):

                                                                                         2004          2003
                                                                                         ----          ----
Maintenance expense.................................................................  $    138.0    $    123.0
Other operating expenses............................................................        27.4          26.6
Selling, general and administrative.................................................        51.1          48.7
Reversal of provision for possible losses...........................................         (.8)         (1.7)
Fair value adjustment for derivatives...............................................                        .1
                                                                                              --
                                                                                      ----------    ----------
  Total other costs and expenses....................................................  $    215.7    $    196.7
                                                                                      ==========    ==========

      Maintenance expense increased $15.0 million from the prior year period to $138.0 million. Maintenance costs increased sharply for a variety of reasons, including an increase in assignment costs, foreign exchange rates, higher per car costs and lower capitalized repairs. As railcars are assigned from idle to active service, they often need repairs and improvements, such as replacement of tank car linings and valves. Although fewer cars were repaired, the cost per car increased due to the nature of the repairs.

      During 2003, the American Association of Railroads (AAR) issued an early warning letter that required all owners of railcars in the United States, Canada and Mexico to inspect or replace certain bolsters manufactured from the mid 1990s to 2001 by a now bankrupt supplier. Rail owned approximately 3,500 railcars equipped with bolsters that were required to be inspected or replaced. Approximately 2,200 of Rail's affected railcars are on full service leases in which case Rail is responsible for the costs of inspection or replacement. As of September 30, 2004, bolsters on approximately 2,000 cars have been replaced. The cost attributable to the inspection and replacement of bolsters was $2.7 million in the first nine months of 2004, a decrease of $.3 million from the prior year period.

   Net Income

      Rail's net income of $44.1 million for the nine months ended September 30, 2004 was $3.6 million higher than the prior year period. The increase in 2004 was driven primarily by higher asset remarketing income for both Rail and its affiliates and larger gains on the scrapping of railcars, offset partially by higher maintenance costs. Current period results were also favorably impacted by a $2.1 million deferred tax benefit at KVG attributable to a reduction in the Austrian tax rates.

   GATX AIR

      The aviation industry continues to operate in challenging conditions, particularly in North America, where the combination of high fuel prices and revenue pressure from low-cost carriers has increased operating losses and highlighted the vulnerabilities of many of the major U.S. carriers. Some European airlines are also showing signs of weakness, as the industry enters the traditionally difficult winter season. Notwithstanding these factors, Air continued to benefit in the third quarter from an improved operating environment relative to recent years, with increased demand for aircraft and a continuation of this year's trend toward higher lease rates. This improvement was evidenced at Air during the nine month period ending September 30, 2004 by a decrease in non-performing assets from year-end, a decrease in the provision for possible losses from the prior year period and an upward trend in rentals for many aircraft in Air's core owned and managed portfolios.

      Aircraft utilization continues to be strong with 100% of the owned fleet on lease or under letter of intent. Three wholly owned aircraft were sold in third quarter of 2004.

      As noted above, the commercial airline industry continues to be exposed to volatility and uncertainty. In particular, ATA Holdings Corp., the parent company of ATA Airlines (ATA) filed for bankruptcy subsequent to September 30. GFC has one Boeing 757 on lease to ATA. GFC's interest in the airplane is held through a long term operating lease; as of September 30, future lease payments on the operating lease were approximately $36.1 million on a net present value basis. In addition, Delta Airlines Inc. (Delta) has publicly disclosed that difficult operating conditions have raised concerns about its future liquidity position and the company is attempting to implement a cost restructuring plan to avoid bankruptcy, the outcome of which is uncertain. Pembroke Group (Pembroke), GFC's 50% owned Dublin-based aircraft leasing and management business, has three Boeing 737 aircraft on lease to Delta. As of September 30, the net book value of GFC's pro rata share of these aircraft is approximately $19.9 million or

$6.0 million net of related nonrecourse debt. GFC expects both ATA and Delta may attempt to negotiate modification to the terms of current leases with GFC and Pembroke, respectively as part of their restructuring plans. Restructuring or termination of these leases could have a negative impact on GFC's future financial results through lower income and possible impairment charges if applicable.

   Gross Income

      Components of Air's gross income for the nine months ended September 30, 2004 and 2003 are summarized below (in millions):

                                                                                       2004           2003
                                                                                       ----           ----
Lease income........................................................................ $   71.1        $  67.5
Interest income.....................................................................       .2            (.1)
Asset remarketing income............................................................      3.6             .6
Fees................................................................................      7.3            5.7
Other...............................................................................      1.7            7.7
                                                                                     --------        -------
  Revenues..........................................................................     83.9           81.4
Share of affiliates' earnings.......................................................     23.9           26.1
                                                                                     --------        -------
  Total gross income................................................................ $  107.8        $ 107.5
                                                                                     ========        =======

      Air's gross income of $107.8 million was $.3 million higher than the prior year nine month period. The increase was primarily driven by higher lease income and asset remarketing income, partially offset by lower share of affiliates' earnings and other income in the 2004 period.

      Lease income of $71.1 million was $3.6 million higher than the prior year period. Lease income increased primarily as a result of rents from new aircraft deliveries after September 30, 2003, partially offset by the absence of rent on aircraft sold subsequent to September 30, 2003. Asset remarketing income of $3.6 million was $3.0 million higher than the 2003 period primarily due to the gain on sale of three aircraft. Fee income was $1.6 million higher than the 2003 period due to increased transaction activity in the 2004 period.

      Share of affiliates' earnings of $23.9 million was $2.2 million lower than the prior year. The decrease is primarily due to fees earned by the Pembroke joint venture on facilitating the sale of Fokker aircraft in the 2003 period. Other income of $1.7 million was $6.0 million lower than the 2003 period primarily attributable to the recognition of previously collected maintenance deposits in 2003.

   Ownership Costs

      Components of Air's ownership costs for the nine months ended September 30, 2004 and 2003 are summarized below (in millions):

                                                                                        2004      2003
                                                                                        ----      ----
Depreciation.......................................................................   $  43.4   $  41.0
Interest, net......................................................................      28.9      31.0
Operating lease expense............................................................       2.9       2.9
                                                                                      -------   -------
  Total ownership costs............................................................   $  75.2   $  74.9
                                                                                      =======   =======

      Ownership costs of $75.2 million were $.3 million higher than the prior year period, primarily due to higher depreciation expense associated with new aircraft deliveries subsequent to the 2003 period, partially offset by lower interest expense in the 2004 period resulting from lower average debt balances. Depreciation expense of $43.4 million increased by $2.4 million in the 2004 period compared to the 2003 period and interest expense of $28.9 million decreased $2.1 million from the 2003 period.

   Other Costs and Expenses

      Components of Air's other costs and expenses for the nine months ended September 30, 2004 and 2003 are summarized below (in millions):

                                                                                          2004        2003
                                                                                          ----        ----
 Maintenance expense..................................................................  $   1.6     $    1.5
 Other operating expenses.............................................................      1.4           .5
 Selling, general and administrative..................................................     15.8         12.2
 (Reversal) provision for possible losses.............................................      (.5)         9.7
 Asset impairment charges.............................................................       --          7.1
                                                                                        -------     --------
   Total other costs and expenses.....................................................  $  18.3     $   31.0
                                                                                        =======     ========

      Total other costs and expenses of $18.3 million decreased by $12.7 million from the prior year period primarily due to the decrease in the provision for possible losses and the absence of impairment charges in the 2004 period, partially offset by an increase in SG&A expenses.

      Impairment charges of $1.9 million and $5.2 million were taken on an MD-83 aircraft and an Airbus A310-300 aircraft, respectively, in the 2003 period. The (reversal) provision for possible losses decreased $10.2 million from the prior year period. The prior year period included a $9.7 million provision (net of a subsequent recovery) related to an unsecured Air Canada note as a result of Air Canada's bankruptcy filing. SG&A expense increased by $3.6 million due to higher employee costs in the 2004 period compared to the 2003 period.

   Net Income

      Air's net income of $9.6 million for the nine months ended September 30, 2004 was $8.6 million higher than the prior year period. The increase from the prior year period reflected the 2003 loss provision associated with the Air Canada note and 2003 asset impairment charges on two aircraft.

   GATX SPECIALTY FINANCE

      Specialty's portfolio continued to decline during the first nine months of 2004. The venture finance assets are expected to substantially run-off by the end of 2005. As of September 30, 2004, Specialty's balance sheet assets were $522.9 million compared to $707.6 million at December 31, 2003.

      GFC is selectively pursuing new investments in Specialty, primarily in the marine area. However, the portfolio may continue to decline or asset run-off may exceed new investment volume as a result, future earnings will be unpredictable and could decline due to the uncertain timing of asset remarketing from the specialty finance portfolio and gains from the sale of securities associated with the venture finance warrant portfolio. GFC expects to achieve SG&A expense reductions as efficiencies are realized on the declining portfolio.

   Gross Income

      Components of Specialty's gross income for the nine months ended September 30, 2004 and 2003 are summarized below (in millions):

                                                                                    2004        2003
                                                                                    ----        ----
Lease income...................................................................   $   21.6    $   34.1
Interest income................................................................       15.1        30.7
Asset remarketing income.......................................................       21.8        18.9
Gain on sale of securities.....................................................        3.4         6.3
Fees...........................................................................        4.4         5.8
Other..........................................................................        2.5         5.9
                                                                                  --------    --------
  Revenues.....................................................................       68.8       101.7
Share of affiliates' earnings..................................................       14.4        20.8
                                                                                  --------    --------
  Total gross income...........................................................   $   83.2    $  122.5
                                                                                  ========    ========

      Gross income of $83.2 million was $39.3 million lower than the prior year period. Lease income of $21.6 million was $12.5 million lower than the prior year period. The decrease is primarily due to a decrease in operating lease assets and finance leases and as a result of the portfolio run-off. Interest income of $15.1 million was $15.6 million lower than prior year period primarily due to declining venture loan balances, partially offset by the receipt of loan prepayment penalties in the current year.

      Asset remarketing income includes gains from the sale of assets from Specialty's own portfolio as well as residual sharing fees from the sale of managed assets. Asset remarketing income of $21.8 million was $2.9 million higher than the prior year period. The most significant gain related to the receipt of the final distribution and dissolution of a partnership in the first quarter of 2004.

      Gain on sale of securities of $3.4 million was $2.9 million lower than the prior year period, which included a $3.3 million gain from one transaction. Fees of $4.4 million decreased $1.4 million from the prior year period, which included a $2.2 million guarantee fee. Other income of $2.5 million was $3.4 million lower than prior year period due to foreign currency translation adjustments associated with certain transactions. These adjustments are largely offset by the fair value adjustments for derivatives. Share of affiliates' earnings of $14.4 million were $6.4 million lower than the prior year period. The prior year period included a $3.1 million favorable non-recurring adjustment at a certain affiliate and income from affiliates that have since been dissolved, the impact of which was partially offset by higher current year income from marine affiliates.

   Ownership Costs

      Components of Specialty's ownership costs for the nine months ended September 30, 2004 and 2003 are summarized below (in millions):

                                                                                      2004              2003
                                                                                      ----              ----
Depreciation.....................................................................   $    3.2          $    7.9
Interest, net....................................................................       20.3              34.3
Operating lease expense..........................................................        3.1               3.4
                                                                                    --------          --------
  Total ownership costs..........................................................   $   26.6          $   45.6
                                                                                    ========          ========

      Ownership costs of $26.6 million were $19.0 million lower than the prior year period due to decreases in depreciation and interest expense. Depreciation of $3.2 million was $4.7 million lower than prior year period due to declining operating lease assets. Interest expense of $20.3 million was $14.0 million lower than prior year period due to lower debt balances related to the declining asset base.

   Other Costs and Expenses

      Components of Specialty's other costs and expenses for the nine months ended September 30, 2004 and 2003 are summarized below (in millions):

                                                                                      2004               2003
                                                                                      ----               ----
Maintenance expense............................................................     $     .8           $    .8
Other operating expenses.......................................................          3.9               6.0
Selling, general and administrative............................................          7.2              13.8
(Reversal) provision for possible losses.......................................         (7.7)               .4
Asset impairment charges.......................................................          1.1               9.1
Fair value adjustments for derivatives.........................................           .1               2.5
                                                                                    --------           -------
  Total other costs and expenses...............................................     $    5.4           $  32.6
                                                                                    ========           =======

      Other costs and expenses of $5.4 million were $27.2 million lower than prior year period primarily due to decreases in SG&A expense, (reversal) provision for possible losses, asset impairment charges and fair value adjustments for derivatives.

      SG&A expense of $7.2 million was $6.6 million lower than the prior year period due to lower personnel costs resulting from a prior reduction in workforce. In the first nine months of 2004, Specialty reversed $7.7 million of its allowance for possible losses, compared to a provision for possible losses of $.4 million in the prior year period. The reversal was primarily the result of strong credit performance, recoveries, and the declining reservable asset base. The allowance for possible losses was $15.3 million as of September 30, 2004 or 5.7% of reservable assets, down from 7.2% at December 31, 2003. Asset impairment charges of $1.1 million were $8.0 million lower than prior year period. The prior year period included several charges, including the write-off of a $5.0 million equity investment. Fair value adjustments for derivatives of $.1 million was $2.4 million lower than prior year period due to market changes in the value of derivatives. This amount is largely offset by foreign currency translation adjustments, classified as other income related to the underlying transactions.

   Net Income

      Specialty's net income of $31.4 million for the nine months ended September 30, 2004 was $4.7 million higher than the prior year period. Higher remarketing gains in the current year period combined with lower asset impairment charges, lower SG&A expense and a lower loss provision exceeded the negative impact of the smaller portfolio.

   OTHER

      Other is comprised of corporate results, including SG&A expense and interest expense not allocated to the segments, and the results of American Steamship Company (ASC), a Great Lakes shipping company.

   Gross Income

      Components of gross income for the nine months ended September 30, 2004 and 2003 are summarized below (in millions):

                                                                                      2004       2003
                                                                                      ----       ----
Marine operating revenue............................................................ $   76.2   $  57.0
Other...............................................................................     64.3      36.8
                                                                                     --------   -------
  Total gross income................................................................ $  140.5   $  93.8
                                                                                     ========   =======

      Gross income of $140.5 million increased $46.7 million over the prior year period primarily due to higher proceeds from insurance recoveries and higher marine operating revenue at ASC. In 2004, GFC recognized income of $48.2 million in settlement of litigation initiated against various insurers; $16.5 million was received in the 2003 period. No further recoveries are expected. The improvement in marine operating revenue was due to additional operating days resulting from increased demand, a larger fleet, and more favorable operating conditions in the first nine months of 2004 compared to the prior year period. Other income includes interest income on advances to GATX of $16.5 million in the first nine months of 2004 compared to $20.5 million in the prior year period.

   Ownership Costs

      Components of ownership costs for the nine months ended September 30, 2004 and 2003 are summarized below (in millions):

                                                                                         2004       2003
                                                                                         ----       ----
Depreciation..........................................................................  $  4.5    $   4.2
Interest, net.........................................................................     (.2)       8.7
Operating lease expense...............................................................     (.3)        .4
                                                                                        ------    -------
  Total ownership costs...............................................................  $  4.0    $  13.3
                                                                                        ======    =======

      Ownership costs of $4.0 million were $9.3 million lower than the prior year period primarily due to decreased interest expense resulting from lower average interest rates and debt balances.

   Other Costs and Expenses

      Components of other costs and expenses for the nine months ended September 30, 2004 and 2003 are summarized below (in millions):

                                                                                        2004           2003
                                                                                        ----           ----
Marine operating expenses............................................................ $    59.2      $   45.9
Other operating expenses.............................................................        --           1.1
Selling, general and administrative..................................................      10.0          26.9
(Reversal) provision for possible losses.............................................       (.7)          1.7
Asset impairment charges.............................................................        .3           6.4
                                                                                      ---------      --------
  Total other costs and expenses..................................................... $    68.8      $   82.0
                                                                                      =========      ========

      Other costs and expenses of $68.8 million were $13.2 million lower than the prior year period due to decreases in SG&A expense, provision for possible losses and asset impairment charges, partially offset by higher marine operating expenses.

      Marine operating expenses increased $13.3 million from the prior year period to $59.2 million due to an increase in the number of operating days. SG&A expense of $10.0 million was $16.9 million lower than the prior year period primarily due to reduced personnel costs, net of allocations to the segments, resulting from the transfer of approximately 200 employees to the Parent Company despite consulting expenses associated with the implementation of Section 404 of the Sarbanes Oxley Act and fees associated with a bond exchange completed in the second quarter.

      The $.7 million reversal of provision for possible losses recorded in 2004 and the $1.7 million provision for possible losses recorded in 2003 are consistent with GFC's policy of targeting an overall allowance for possible losses. The amount not specifically allocated to the segments remains at Other. Asset impairment charges of $.3 million decreased $6.1 million from the prior year. The 2003 charge relates to ASC's off-lakes barge which ceased operations last year.

   Net Income

      Net income at Other of $44.2 million for the first nine months of 2004 was $44.5 million favorable to the prior year period, primarily due to higher insurance proceeds recognized in 2004.

CONSOLIDATED INCOME TAXES

      GFC's effective tax rate for continuing operations was 34% for the nine months ended September 30, 2004 compared to 37% for the nine months ended September 30, 2003. The lower tax rate in 2004 reflects a $2.1 million benefit attributable to the impact of an Austrian tax rate reduction recognized in the second quarter of 2004 and lower taxes in foreign jurisdictions. The difference in the tax rate for the nine months ended September 30, 2004 compared to the federal tax statutory rate of 35% is primarily attributable to the effect of lower taxes on foreign income, including the Austrian tax adjustment, partially offset by state taxes on domestic income.

      GFC and its U.S. subsidiaries are included in the consolidated federal income tax return of GATX Corporation. GFC was allocated a refund of $83.3 million in the second quarter of 2004 as a result of a carryback of the 2003 GATX consolidated tax loss to prior years. $25.6 million of the 2003 GATX Consolidated tax loss was allocated to GFC and is available to offset taxable income in 2004 and later years.

RESULTS OF DISCONTINUED OPERATIONS

      On June 30, 2004, GFC sold substantially all of the assets and related nonrecourse debt of Technology and its Canadian affiliate to CIT for proceeds of $246.0 million, of which $31.3 million was yet to be received at September 30, 2004. During the quarter ended September 30, 2004 certain remaining technology assets, including a 50% interest in a joint venture were sold for proceeds of $9.0 million, which approximated book value. Financial data for the Technology segment has been segregated as discontinued operations for all periods presented.

      Operating results for the first nine months of 2004 were $18.5 million, net of tax, up from $9.6 million in the prior year period. Operating results were favorably impacted by the suspension of depreciation on operating lease assets associated with the Technology assets classified as held for sale during the second quarter of 2004. The total effect of suspending depreciation was approximately $14.0 million after-tax. The loss on sale of segment of $7.7 million as of September 30, 2004 reflected a write-off of $7.6 million of goodwill and sale-related expenses including severance costs and losses on terminated leases.

CASH FLOW AND LIQUIDITY

      GFC generates a significant amount of cash from its operating activities and its investment portfolio proceeds, which is used to service debt, pay dividends, and fund portfolio investments and capital additions. A weak economic environment could decrease demand for GFC's equipment and services, which could impact the Company's ability to generate cash flow from operations and portfolio proceeds.

      Net cash provided by operating activities, including discontinued operations, for the first nine months of 2004 was $298.9 million, a decrease of $39.9 million from the prior year period. The decrease is attributable to a declining portfolio at Specialty and reflects the impact of six months of Technology activity compared to nine months in the prior year. Comparison of cash from operations between periods is also affected by changes in working capital, including the timing of operating lease payments and income taxes. The 2003 period included a federal income tax refund allocable to GFC of $101.7 million and federal income tax payment allocable to GFC of $28.4 million.

      The following discussion of cash flow activity is presented excluding the impact of discontinued operations. Portfolio investments and capital additions for the first nine months of 2004 totaled $515.7 million, an increase of $76.4 million from the first nine months of 2003. Rail invested $329.6 million during the first nine months of 2004, an increase of $206.6 million from the prior year period as 4,778 cars were added to the North American fleet. The prior year period included $22.5 million for the December 2002 acquisition of the remainder of KVG, a portion of which was funded in 2003. Air invested $164.6 million during the first nine months of 2004, a decrease of $57.0 million from the prior year period due to the timing of progress payments and fewer new aircraft deliveries. Specialty invested $20.6 million during the first nine months of 2004, a decrease of $56.1 million from the prior year period due to lower committed spending.

      Portfolio proceeds for the first nine months of 2004 were $286.1 million, a decrease of $118.0 million from the prior year period. Higher proceeds from asset remarketing were offset by lower sales of securities, loan principal payments received and cash distributions from joint venture investments.

      Net proceeds from the sale of a segment of $223.7 million represent year-to-date cash received on sale of assets and related nonrecourse debt of Technology.

      GFC's operating subsidiaries fund investment and meet debt, lease and dividend obligations through cash flow from operations, portfolio proceeds (including proceeds from asset sales), uncommitted money market lines, commercial paper, committed revolving credit facilities, the issuance of unsecured debt, and a variety of secured borrowings. GFC utilizes both the domestic and international bank and capital markets.

      In the first nine months of 2004, GFC issued $126.0 million and repaid $263.9 million of long-term debt. Significant financings in the period included $107.8 million of Air financing guaranteed by the European Export Credit Agencies. Repayments included an $80.0 million prepayment of a portion of a term loan which was originally due in 2006.

      GFC has a $445.0 million three-year senior unsecured revolving credit facility maturing in May 2007 and a $100.0 million five-year senior unsecured term loan with a delayed draw feature effective until May 2005 and maturing in May 2009. At September 30, 2004, availability of the credit facility was $418.2 million with $26.8 million of letters of credit issued and backed by the facility. All $100.0 million of the unsecured term loan was available. The revolving credit facility and term loan contain various restrictive covenants, including an asset coverage test, requirements to maintain a defined minimum net worth and a fixed charge coverage ratio. At September 30, 2004, GFC was in compliance with the covenants and all conditions of the credit facility.

      The indentures for GFC's public debt also contain restrictive covenants, including limitations on loans, advances or investments in related parties (including GATX) and dividends it may distribute to GATX. Certain of the indentures contain limitation on liens provisions that limit the amount of secured indebtedness that GFC may incur. At September 30, 2004, GFC was in compliance with the covenants and all conditions of the indentures.

      In addition to the credit facility and indentures, GFC and its subsidiaries are subject to financial covenants related to certain bank financings. Some bank financings include coverage and net worth financial covenants as well as negative pledges. One financing contains a leverage covenant. Another financing contains leverage and cash flow covenants that are specific to a subsidiary. GFC does not anticipate any covenant violation in the credit facility, bank financings, or indenture, nor does GFC anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

      As of September 30, 2004, GFC had a shelf registration for $1.0 billion of debt securities and pass through certificates of which $150.0 million of senior unsecured notes had been issued.

      The availability of these funding options may be adversely affected by certain factors including the global capital market environment and outlook as well as GFC's financial performance and outlook. Access to capital markets at competitive rates is dependent on GFC's credit rating as determined by rating agencies such as Standard & Poor's (S&P) and Moody's Investors Service (Moody's). GFC's current credit rating from S&P is BBB-, with a stable outlook, unchanged from December 31, 2003. On May 10, 2004, Moody's affirmed the credit rating on GFC's long-term unsecured debt at Baa3, but revised the rating outlook to stable from negative. GFC's existing credit ratings restricts GFC's access to the commercial paper market and GFC may have more difficulty accessing the long-term debt market on a cost efficient basis.

      Unconditional purchase obligations of GFC's subsidiaries consist primarily of committed aircraft deliveries and railcar orders. Unconditional purchase obligations at September 30, 2004 were $656.0 million, comprised as follows (in millions):

                                                           TOTAL       REMAINDER 2004   2005 -2006  2007 -2008
                                                           -----       --------------   ----------  ----------
Rail.................................................     $  506.6      $   88.5         $ 293.9     $   124.2
Air..................................................        135.0          61.1            73.9            --
Specialty............................................         14.4           9.1             4.8            .5
                                                          --------      --------         -------     ---------
  Total unconditional purchase obligations                $  656.0      $  158.7         $ 372.6     $   124.7
                                                          ========      ========         =======     =========

COMPARISON OF THIRD QUARTER 2004 TO THIRD QUARTER 2003

   GATX RAIL

   Gross Income

      Components of Rail's gross income for the quarter ended September 30, 2004 and 2003 are summarized below (in millions):

                                                                                       2004       2003
                                                                                       ----       ----
Lease income.......................................................................  $  167.5   $   159.9
Asset remarketing income...........................................................       0.7         (.2)
Fees...............................................................................       0.8          .9
Other..............................................................................      12.0        11.8
                                                                                     --------   ---------
  Revenues.........................................................................     181.0       172.4
Share of affiliates' earnings......................................................       3.1         4.0
                                                                                     --------   ---------
  Total gross income...............................................................  $  184.1   $   176.4
                                                                                     ========   =========

      Lease income of $167.5 million increased $7.6 million from the prior year quarter due to the impact of foreign exchange rates, favorable European fleet activity, and an increase in the number of active North American. Although lease rates are increasing, average North American lease rates were in aggregate lower than the prior year quarter.

      Other income of $12.0 million was $.2 million higher than prior year quarter due to higher scrapping gains resulting from higher scrap metal prices offset by lower repair revenue. Share of affiliates' earnings of $3.1 million were $.9 million lower than the prior year quarter primarily due to lower asset sales at a domestic joint venture. Share of affiliates' earnings in 2003 included a maintenance reserve reversal.

   Ownership Costs

      Components of Rail's ownership costs for the quarter ended September 30, 2004 and 2003 are summarized below (in millions):

                                                                                      2004       2003
                                                                                      ----       ----
Depreciation......................................................................  $   29.3    $  27.7
Interest, net.....................................................................      19.2       13.9
Operating lease expense...........................................................      45.7       45.5
                                                                                    --------    --------
  Total ownership costs...........................................................  $   94.2    $  87.1
                                                                                    ========    =======

      Ownership costs of $94.2 million were $7.1 million higher than the prior year quarter. Depreciation of $29.3 million was $1.6 million higher than prior year quarter due to a larger railcar fleet. Interest expense increased quarter over quarter due to increased investment volume, higher interest rates and higher related debt balances.

   Other Costs and Expenses

      Components of Rail's other costs and expenses for the quarter ended September 30, 2004 and 2003 are summarized below (in millions):

                                                                                      2004          2003
                                                                                      ----          ----
Maintenance expense...............................................................  $    45.8     $   42.8
Other operating expenses..........................................................        8.7          8.6
Selling, general and administrative...............................................       17.7         16.5
Reversal of provision for possible losses.........................................       (1.0)        (1.5)
                                                                                    ---------     --------
  Total other costs and expenses..................................................  $    71.2     $   66.4
                                                                                    =========     ========

      Maintenance expense increased $3.0 million from the prior year quarter to $45.8 million for a variety of reasons, including an increase in the number of car assignments and regulatory compliance activity as well as foreign exchange rates.

   Net Income

      Rail's net income of $13.0 million for the three months ended September 30, 2004 was $2.0 million lower than the prior year period. The decrease in 2004 was driven primarily by higher maintenance and ownership costs.

   GATX AIR

   Gross Income

      Components of Air's gross income for the quarter ended September 30, 2004 and 2003 are summarized below (in millions):

                                                                                      2004          2003
                                                                                      ----          ----
Lease income......................................................................  $    25.8     $   22.9
Interest income...................................................................         --           .1
Asset remarketing income..........................................................        3.2           .2
Fees..............................................................................        2.2          2.0
Other.............................................................................         .4          5.4
                                                                                    ---------     --------
  Revenues........................................................................       31.6         30.6
Share of affiliates' earnings.....................................................        8.3          7.5
                                                                                    ---------     --------
  Total gross income..............................................................  $    39.9     $   38.1
                                                                                    =========     ========

      Air's gross income of $39.9 million was $1.8 million higher than the prior year quarter. The increase was primarily driven by higher asset remarketing income and lease income, partially offset by lower other income in the 2004 period.

      Lease income increased by $2.9 million from the 2003 quarter due to rents from new deliveries subsequent to the 2003 quarter and higher interest rates on variable rate leases in the 2004 quarter. Asset remarketing income of $3.2 million increased $3.0 million from the 2003 quarter to the 2004 quarter due to the gain on sale of three aircraft in the 2004 quarter. Other income decreased $5.0 million primarily attributable to the recognition of previously collected maintenance deposits in 2003.

   Ownership Costs

      Components of Air's ownership costs for the quarter ended September 30, 2004 and 2003 are summarized below (in millions):

                                                                                   2004       2003
                                                                                   ----       ----
Depreciation..................................................................   $   15.1   $    14.0
Interest, net.................................................................       10.6        10.0
Operating lease expense.......................................................         .9          .9
                                                                                 --------   ---------
  Total ownership costs.......................................................   $   26.6   $    24.9
                                                                                 ========   =========

      Ownership costs of $26.6 million were $1.7 million higher than the prior year quarter primarily driven by higher depreciation expense due to new deliveries of aircraft subsequent to the 2003 quarter and higher interest costs due to higher interest rates in the 2004 quarter.

   Other Costs and Expenses

      Components of Air's other costs and expenses for the quarter ended September 30, 2004 and 2003 are summarized below (in millions):

                                                                                    2004         2003
                                                                                    ----         ----
Maintenance expense............................................................  $      .3     $   .2
Other operating expenses.......................................................         .6         .3
Selling, general and administrative............................................        5.3        3.9
Reversal of provision for possible losses......................................        (.1)       (.1)
Asset impairment charges.......................................................         --        5.2
                                                                                 ---------     ------
  Total other costs and expenses...............................................  $     6.1     $  9.5
                                                                                 =========     ======

      Total other costs and expenses of $6.1 million decreased by $3.4 million from the prior year quarter. The decrease was primarily driven by the absence of impairment charges in 2004. The impairment charge of $5.2 million in the prior year quarter was related to an Airbus A310-300 aircraft. SG&A costs were $1.4 million higher from the 2003 quarter due to higher personnel costs in the 2004 quarter.

   Net Income

      Air's net income of $5.0 million for the quarter ended September 30, 2004 was $1.6 million higher than the prior year quarter reflecting higher operating lease income and gains on the sale of three aircraft in the 2004 quarter, partially offset by higher depreciation and interest expense in the 2004 quarter.

GATX SPECIALTY FINANCE

   Gross Income

      Components of Specialty's gross income for the quarter ended September 30, 2004 and 2003 are summarized below (in millions):

                                                                              2004         2003
                                                                              ----         ----
Lease income..............................................................   $   6.9     $  10.2
Interest income...........................................................       2.9         9.0
Asset remarketing income..................................................       1.2         6.5
Gain on sale of securities................................................        .2         5.8
Fees......................................................................       2.7          .8
Other.....................................................................       1.3          .5
                                                                             -------     -------
  Revenues................................................................      15.2        32.8
Share of affiliates' earnings.............................................       5.8         5.2
                                                                             -------     -------
  Total gross income......................................................   $  21.0     $  38.0
                                                                             =======     =======

      Gross income of $21.0 million was $17.0 million lower than the prior year quarter. Lease income of $6.9 million was $3.3 million lower than the prior year quarter primarily due to a decrease in operating lease assets and finance leases and as a result of the portfolio run-off. Interest income of $2.9 million was $6.1 million lower than prior year period due to declining venture loan balances and other loan repayments.

      Asset remarketing income of $1.2 million was $5.3 million lower than the prior year quarter and includes gains from the sale of assets from Specialty's own portfolio as well as residual sharing fees from the sale of managed assets. The prior year quarter included a $3.9 million residual sharing fee from the sale of two managed aircraft.

      Gain on sale of securities of $.2 million was $5.6 million lower than the prior year quarter, which included a $3.3 million gain from one transaction. Fees of $2.7 million were $1.9 million higher than the prior year quarter due to higher fees earned from managed portfolios. Other income of $1.3 million was $.8 million higher than the prior year quarter due to foreign currency translation adjustments associated with certain transactions. These adjustments are largely offset by the fair value adjustments for derivatives. Share of affiliates' earnings of $5.8 million was $.6 million higher than the prior year quarter. Higher income from marine affiliates in the current year is partially offset by prior year income from affiliates that have since been dissolved.

   Ownership Costs

      Components of Specialty's ownership costs for the quarter ended September 30, 2004 and 2003 are summarized below (in millions):

                                                                           2004       2003
                                                                           ----       ----
Depreciation............................................................. $    1.1   $   2.5
Interest, net............................................................      6.2      10.6
Operating lease expense..................................................      1.0       1.1
                                                                          --------   -------
  Total ownership costs.................................................. $    8.3   $  14.2
                                                                          ========   =======

      Ownership costs of $8.3 million were $5.9 million lower than the prior year quarter due to decreases in depreciation and interest expense. Depreciation of $1.1 million was $1.4 million lower than prior year quarter due to declining operating lease assets. Interest expense of $6.2 million was $4.4 million lower than prior year quarter due to lower debt balances related to the declining asset base.

   Other Costs and Expenses

      Components of Specialty's other costs and expenses for the quarter ended September 30, 2004 and 2003 are summarized below (in millions):

                                                                                   2004        2003
                                                                                   ----        ----
Maintenance expense...........................................................   $     .2    $    .3
Other operating expenses......................................................        1.3        1.8
Selling, general and administrative...........................................        2.1        3.7
Reversal of provision for possible losses.....................................       (2.9)       2.0
Asset impairment charges......................................................         .3         --
Fair value adjustments for derivatives........................................         .8         .2
                                                                                 --------    -------
  Total other costs and expenses..............................................   $    1.8    $   8.0
                                                                                 ========    =======

      Other costs and expenses of $1.8 million were $6.2 million lower than prior year quarter due to decreases in SG&A expense and provision for losses.

      SG&A expense of $2.1 million was $1.6 million lower than prior year quarter due to lower personnel costs from a reduction in workforce. Specialty reversed $2.9 million of its allowance for possible losses in the current year quarter as compared to a provision of $2.0 million in the prior year quarter as a result of strong credit performance, recoveries, and the declining reservable asset base.

   Net Income

      Specialty's net income of $6.4 million for the quarter ended September 30, 2004 was $2.6 million lower than the prior year quarter. Lower asset remarketing income and a gain on sale of securities combined with the impact of the smaller portfolio in the current year quarter were partially offset by lower SG&A, a lower provision for possible losses and higher fees.

   OTHER

   Gross Income

      Components of gross income for the quarter ended September 30, 2004 and 2003 are summarized below (in millions):

                                                                                    2004        2003
                                                                                    ----        ----
Marine operating revenue......................................................... $   36.2     $  27.3
Other............................................................................     51.3        17.4
                                                                                  --------     -------
  Total gross income............................................................. $   87.5     $  44.7
                                                                                  ========     =======

      Gross income of $87.5 million increased $42.8 million over the prior year quarter primarily due to higher other income related to insurance recoveries and higher marine operating revenue. In the third quarter of 2004, GFC recognized income of $45.0 million in settlement of litigation initiated against various insurers, compared to $12.0 million received in the 2003 period. The improvement in marine operating revenue was due to additional operating days resulting from increased demand, a larger fleet, and more favorable operating conditions in the third quarter compared to the prior year period. Other income includes interest income on advances to GATX of $6.3 million in the third quarter 2004 compared to $5.0 million in the prior year period.

   Ownership Costs

      Components of ownership costs for the quarter ended September 30, 2004 and 2003 are summarized below (in millions):

                                                                               2004        2003
                                                                               ----        ----
Depreciation................................................................  $   2.5    $   1.9
Interest, net...............................................................     (1.0)       2.0
Operating lease expense.....................................................      (.3)        --
                                                                              -------    -------
  Total ownership costs.....................................................  $   1.2    $   3.9
                                                                              =======    =======

      Ownership costs of $1.2 million were $2.7 million lower than the prior year quarter primarily due to decreased interest expense resulting from lower average interest rates and debt balances.

   Other Costs and Expenses

      Components of other costs and expenses for the quarter ended September 30, 2004 and 2003 are summarized below (in millions):

                                                                                    2004        2003
                                                                                    ----        ----
Marine operating expenses......................................................   $   27.7    $   21.8
Other operating expenses.......................................................         --         1.1
Selling, general and administrative............................................        2.7        10.2
Provision for possible losses..................................................        (.7)        (.1)
Asset impairment charges.......................................................         --         3.6
                                                                                  --------    --------
  Total other costs and expenses...............................................   $   29.7    $   36.6
                                                                                  ========    ========

      Other costs and expenses of $29.7 million were $6.9 million lower than the prior year quarter primarily due to lower SG&A expense and asset impairment charges, partially offset by higher marine operating expenses.

      Marine operating expenses increased $5.9 million from the prior year quarter to $27.7 million due to additional operating days of operations compared to the prior year period. SG&A expense of $2.7 million was $7.5 million lower than the prior year period due to timing of certain expenses partially offset by higher consulting expenses associated with the implementation of Section 404 of the Sarbanes Oxley Act.

      The $.7 million and $.1 million reversal of provision for possible losses recorded in 2004 and 2003 respectively, is consistent with GFC's policy of targeting an overall allowance for possible losses. The amount not specifically allocated to the segments remains at Other. Asset impairment charges decreased $3.6 million from the prior year. The 2003 charge primarily relates to ASC's off-lakes barge which ceased operations last year.

   Net Income

      Net income at Other of $36.3 million for the third quarter of 2004 was $34.1 million favorable to the prior year quarter, primarily due to higher insurance recoveries recognized in the current year quarter.

NEW ACCOUNTING PRONOUNCEMENTS

      See Note 3 to the consolidated financial statements for a summary of new accounting pronouncements that may impact GFC's business.

CRITICAL ACCOUNTING POLICIES

      There have been no changes to GFC's critical accounting policies during the nine month period ending September 30, 2004; refer to GFC's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 for a summary of GFC's policies.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Since December 31, 2003, there have been no material changes in GFC's interest rate and foreign currency exposures or types of derivative instruments used to hedge these exposures, and no significant changes in underlying market conditions. For a discussion of the Company's exposure to market risk refer to
Item 7A Quantitative and Qualitative Disclosure about Market Risk contained in the Company's annual report on Form 10-K for the year ended December 31, 2003.

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

      On January 9, 2004, the plaintiffs filed an almost identical action in United States District Court, District of North Dakota, Northwest Division. GFC was served on June 29, 2004. The plaintiffs have moved to dismiss this action without prejudice. In the motion to dismiss, the plaintiff alleges that the North Dakota action was brought because the two year statute of limitations was running and some claims would be barred in North Dakota if the Hennepin County action were dismissed based upon jurisdiction or venue challenges of the defendants. On September 10, 2004, the court granted the plaintiffs' motion.

      GFC had been named as a defendant in eight other actions all filed in the District Court of the State of Minnesota, County of Hennepin, Fourth Judicial District, in May 2004. The plaintiffs were all Minot residents who are alleged to have suffered personal injury and property damage as a consequence of the derailment. The complaints alleged that the plaintiffs sustained damages including personal injury, emotional and mental damages, evacuation, shelter in place, property damage, property value diminution, inconvenience and in security in their property and that the defendants are responsible under various theories for the alleged injuries. On September 1, 2004, plaintiffs in these eight cases dismissed GFC without prejudice.

      On July 1, 2004, GFC was served in, Mehl et al. v. Canadian Pacific Railroad, et al. filed in the United States District Court, District of North Dakota, Northwest Division. The complaint alleged that the named plaintiffs were part of a class that numbers in the hundreds. This complaint alleged that the plaintiffs sustained damages including personal injury, emotional and mental damages, property damage, property value diminution, and that the defendants are responsible under the theories of negligence, nuisance, trespass, strict liability and negligent and intentional infliction of emotional distress. On September 1, 2004, the plaintiffs voluntarily dismissed GFC without prejudice from this case.

      There are over 40 other cases arising out of this derailment pending in the Fourth District Court of the State of Minnesota, Hennepin County. Thirty-one additional cases were filed in the same court and then removed to federal court by the Canadian Pacific in July. GFC has not been named in any of theses cases.

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

                                              GATX FINANCIAL CORPORATION
                                                     (Registrant)

                                                  /s/ Brian A. Kenney
                                          -----------------------------------
                                                    Brian A. Kenney
                                                     President and
                                                Chief Financial Officer
                                               (Duly Authorized Officer)

Date: November 9, 2004

                                  EXHIBIT INDEX

The following exhibits are furnished as part of this quarterly report:

EXHIBIT
NUMBER                   EXHIBIT DESCRIPTION
------                   -------------------
4A    Credit Agreement dated May 18, 2004 between GATX Financial Corporation, the lenders listed therein, and Citicorp USA, Inc., as Administrative
      Agent, incorporated by reference to GATX Corporation's Form 8-K, file number 001-02328, filed May 25, 2004.

10A   Confidential Settlement Agreement and Release dated July 22, 2004 between
      GATX Capital Corporation, GATX Aircraft Corporation, GATX New Aircraft
      Corporation, GATX/Airlog Company, GATX Airlog Partners I, Frederick L.
      Hatton, Sanford P. Burnstein, Airlog Management Corporation, and DMC
      Holdings, Ltd., and certain Underwriters at Lloyd's London, and certain
      London Market Insurance Companies, incorporated by reference to GATX
      Corporation's Form 8-K, file number 001-02328, filed July 30, 2004.

31A   Certification Pursuant to Exchange Act Rule 13(a)-15(e) and Rule
      15(d)-15(e) (CEO Certification).

31B   Certification Pursuant to Exchange Act Rule 13(a)-15(e) and Rule
      15(d)-15(e) (CFO Certification).

32    Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO
      Certification).

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