Form 10-K
period 2005-12-31
GATX FINANCIAL CORP
filed 2006-03-10
CIK 357019

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



               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005



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

     Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.  Yes [ ]     No [X]

     Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or 15(d) of the Act.  Yes [ ]     No [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

 [ ] Large accelerated filer     [ ] Accelerated filer     [X] Non-accelerated
                                     filer

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes [ ]     No [X]

     The registrant had 1,051,250 shares of $1 par value common stock outstanding (all owned by GATX Corporation) as of February 15, 2006.

     The registrant meets the conditions set forth in General Instructions I
(1)(a) and (b) of Form 10-K and, therefore, is filing this form with the reduced disclosure format.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           GATX FINANCIAL CORPORATION
                                 2005 FORM 10-K

                                     INDEX

                                                                               PAGE
ITEM NO.                                                                       NO.
--------                                                                       ----
                                      PART I
Item 1.          Business....................................................    2
                   General...................................................    2
                   Business Segments.........................................    2
                     GATX Rail...............................................    2
                     GATX Air................................................    3
                     GATX Specialty..........................................    5
                     GATX Other..............................................    6
                   Trademarks, Patents and Research Activities...............    6
                   Seasonal Nature of Business...............................    6
                   Customer Base.............................................    6
                   Employees.................................................    6
                   Environmental Matters.....................................    6
                   Available Information.....................................    6
Item 1A.         Risk Factors................................................    7
Item 1B.         Unresolved Staff Comments...................................    7
Item 2.          Properties..................................................   10
Item 3.          Legal Proceedings...........................................   11
Item 4.          Submission of Matters to a Vote of Security Holders.........   15
                 Executive Officers of the Registrant........................

                                      PART II
Item 5.          Market for Registrant's Common Equity, Related Stockholder
                 Matters and Issuer Purchases of Equity Securities...........   15
Item 6.          Selected Consolidated Financial Data-Five-Year Summary......   15
Item 7.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................   15
                   Year ended December 31, 2005 compared to year ended
                 December 31, 2004 and Year ended December 31, 2004 compared
                   to year ended December 31, 2003...........................   19
                   Liquidity and Capital Resources...........................   30
                   Critical Accounting Policies and Estimates................   34
                   New Accounting Pronouncements.............................   36
Item 7A.         Quantitative and Qualitative Disclosures about Market
                 Risk........................................................   36
Item 8.          Financial Statements and Supplementary Data.................   38
Item 9.          Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure....................................   76
Item 9A.         Controls and Procedures.....................................   76
Item 9B.         Other Information...........................................   78

                                     PART III
Item 10.         Directors and Executive Officers of the Registrant..........   78
Item 11.         Executive Compensation......................................   78
Item 12.         Security Ownership of Certain Beneficial Owners and
                 Management and Related Shareholder Matters..................   78
Item 13.         Certain Relationships and Related Transactions..............   78
Item 14.         Principal Accounting Fees and Services......................   78

                                      PART IV
Item 15.         Exhibits, Financial Statement Schedules.....................   78
                   Signatures................................................   79
                   Exhibits..................................................   80

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     GATX Financial Corporation ("GFC" or the "Company") is a wholly owned subsidiary of GATX Corporation ("GATX" or the "Parent Company"). GFC is headquartered in Chicago, Illinois and provides services primarily through three operating segments: GATX Rail ("Rail"), GATX Air ("Air"), and GATX Specialty ("Specialty"). GFC specializes in railcar and locomotive leasing, aircraft leasing, and the financing of other large-ticket equipment. In addition, GFC operates a fleet of self-unloading vessels on the Great Lakes through its wholly owned subsidiary American Steamship Company ("ASC"). GFC also invests in companies and joint ventures that complement existing business activities. GFC partners with financial institutions and operating companies to improve scale in certain markets, broaden diversification within asset classes and enter new markets.

     At December 31, 2005, GFC had balance sheet assets of $5.5 billion, comprised largely of railcars and commercial aircraft. GFC also utilized approximately $1.3 billion of assets, primarily railcars, which were leased-in under operating leases and therefore were not recorded on the balance sheet.

     In 2004, GFC completed the sale of substantially all the assets and related nonrecourse debt of its former Technology segment consisting of GATX Technology Services, its Canadian affiliate and interests in two joint ventures. Financial data for the Technology segment has been segregated as discontinued operations for all periods presented.

     In 2005, GATX Rail Holdings I, Inc. ("Rail Holdings"), a wholly owned subsidiary of GATX, was merged into GFC. As a result, ownership of approximately 1,500 railcars with a net book value of $83.1 million was transferred to GFC. Prior to the merger, Rail Holdings leased these railcars to GFC under a long term operating lease arrangement. Financial data of GFC has been restated for all periods presented to reflect the inclusion of Rail Holdings' activities and the elimination of the intercompany operating lease. The impact of the merger was not material to GFC's financial position or results of operations.

     See discussion in Note 19 to the consolidated financial statements for additional details regarding foreign operations and see Note 20 to the consolidated financial statements for details regarding each segment's operating results.

BUSINESS SEGMENTS

                                   GATX RAIL

     Rail is headquartered in Chicago, Illinois and is principally engaged in leasing railcars (primarily tank cars and freight cars) and locomotives. At December 31, 2005, Rail had total assets of $3.9 billion including $1.2 billion of off balance sheet assets. Rail's customers are comprised primarily of shippers of chemical, petroleum, and food products and railroads. Worldwide, Rail provides more than 180 railcar types used to ship over 650 different commodities. During 2005, approximately 31% of Rail's revenue was derived from shipments of chemical products, 27% from shipments of petroleum products, 13% from shipments of food products, 13% from leasing cars to railroads and 16% attributable to other revenue sources. Rail had over 1,000 customers in 2005, with no single customer accounting for more than 4% of total railcar revenue.

     Rail primarily provides full-service leases on railcars, under which it maintains the railcars, pays ad valorem taxes, and provides other ancillary services. Rail also provides net leases under which the lessee is responsible for maintenance, insurance and taxes. As of December 31, 2005, Rail's worldwide fleet totaled approximately 127,700 railcars including wholly owned and leased-in railcars. The cars in this fleet have depreciable lives of 30 to 38 years and an average age of approximately 17 years. Rail also had an ownership interest in approximately 25,500 railcars worldwide through investments in affiliated companies, including 5,800 railcars in North America and 19,700 railcars in Europe. Affiliate fleets consist primarily of freight and intermodal railcars. In addition, Rail manages 5,700 railcars for third party owners for which it earns a fee.

     The following table sets forth Rail's fleet data as of December 31, 2005:

                                            TANK     FREIGHT              AFFILIATE
                                          RAILCARS   RAILCARS    TOTAL    RAILCARS     TOTAL
                                          --------   --------   -------   ---------   -------
North America...........................   61,347     46,804    108,151     5,824     113,975
Europe..................................   18,619        884     19,503    19,724      39,227
                                           ------     ------    -------    ------     -------
                                           79,966     47,688    127,654    25,548     153,202
                                           ======     ======    =======    ======     =======

     At the end of 2005, there were approximately 282,000 tank cars and 1.4 million freight cars operating in North America. Rail's North American fleet comprised approximately 22% of the tank cars in North America and approximately 3% of the freight cars. Rail's primary competitors in North America are Union Tank Car Company, General Electric Railcar Services Corporation, and various other lessors. In North America, Rail principally competes on the basis of customer relationships, service, price and availability of railcars.

     In North America, Rail leases new railcars for terms that generally range from five to ten years. Renewals on existing leases are generally for periods ranging from three to five years. The overall average remaining lease term of the North American fleet is three years as of December 31, 2005. Rail purchases new railcars from a number of manufacturers, including Trinity Industries, Union Tank Car Company, Freight Car America, National Steel Car Ltd. and American Railcar Industries. In November 2002, Rail entered into agreements with Trinity Industries and Union Tank Car Company for the purchase of 5,000 and 2,500 newly manufactured cars, respectively, which will be delivered through 2007. As of December 31, 2005, a total of 5,430 cars have been delivered under these agreements.

     Rail operates a network of major service centers across North America that perform significant repair and regulatory compliance work on owned and third party railcars. The major service centers are supplemented by a number of mini and fast track service centers and a fleet of service trucks (mobile service units) that perform on site repairs that do not require the resources of a major shop. Rail may also utilize third-party service centers for railcar repairs.

     Rail's North American operation also includes its locomotive leasing business. The locomotive business consists primarily of leasing four axle locomotives to railroads and shippers in North America. The four axle, medium horsepower locomotives that form the core of Rail's locomotive fleet have not been manufactured in any material quantity since the mid-1980's; however, these assets remain in demand by railroads and shippers. As a result, with periodic maintenance and refurbishment, Rail expects these locomotives to continue to be marketable and to yield an attractive return. Rail generally leases its locomotives for terms that range from month-to-month up to 15 years. The locomotives in Rail's fleet have depreciable lives of 40 years. In December 2004, Rail purchased the remaining 50% interest in its Locomotive Leasing Partners, LLC ("LLP") joint venture, which owned 486 locomotives as of the acquisition date. As of December 31, 2005, Rail had 504 locomotives in its North American locomotive fleet.

     As of December 31, 2005, Rail's European fleet consisted of approximately 19,500 railcars. In Europe, the railcar fleet generally has lease terms ranging from one to five years. Rail's European operations consist of its German, Austrian and Polish wholly owned subsidiaries. Rail also has a 37.5% ownership interest in AAE Cargo AG, a railcar lessor headquartered in Switzerland whose fleet consists of approximately 19,700 freight and intermodal cars. Rail has been integrating the operations of its European wholly owned subsidiaries to achieve cost savings and strategic synergies. In Europe, Rail primarily operates in the home countries of its subsidiaries, and in 2005 expanded into the Romanian market. In 2006, Rail will continue to explore other markets, particularly in Eastern Europe. Rail's primary competitors in Europe are VTG-Lehnkering and Ermeva. In Europe, Rail principally competes on the basis of customer relationships, service, price and availability of railcars.

                                    GATX AIR

     Air is headquartered in San Francisco, California and is primarily engaged in leasing widely used narrowbody aircraft to commercial airlines throughout the world. At December 31, 2005, Air had total assets of $1.8 billion, including $28.7 million of off balance sheet assets. Air owns 46 aircraft directly and has an ownership interest in an additional 104 aircraft through joint ventures (collectively 150 "owned aircraft"). Joint ventures ("affiliates") are a significant part of Air's business model. Air uses joint venture investments to diversify risk and to reduce required investment when acquiring aircraft. At December 31, 2005, joint venture investments accounted for $408.9 million of Air's assets. The aircraft owned by the joint ventures operate primarily outside the United States. Air earns fees for providing management services to many of its affiliates and also for managing 68 aircraft for third parties. Air's management role generally includes such services as marketing the aircraft, monitoring aircraft maintenance and condition, and administering the portfolio, including billing and collecting rents and maintenance reserves, accounting and tax compliance, reporting and regulatory filings, purchasing insurance, and lessee credit evaluation.

     The following table summarizes information on GFC owned and managed aircraft as of December 31:

                                                              2005    2004    2003
                                                              ----    ----    ----
Utilization by net book value of owned aircraft.............   99%     98%     97%
Number of owned aircraft(a).................................  150     163     163
Number of managed aircraft..................................   68      56      62

---------------

(a) Owned aircraft include 10, 13 and 14 aircraft, for 2005, 2004 and 2003, respectively, owned by a Specialty affiliate that has a diverse asset mix.

     Air typically enters into net leases under which the lessee is responsible for maintenance, insurance and taxes. Air originates leases from its offices in London, Toulouse, Singapore, and Tokyo, in addition to its headquarters in San Francisco. Air purchases new aircraft that have depreciable lives of approximately 25 years and also acquires aircraft in the secondary market. Air primarily competes with GE Commercial Aviation Services, International Lease Finance Corporation, other leasing companies and subsidiaries of commercial banks. Air's customers consider leasing alternatives based on such factors as pricing, the availability of aircraft, engine types, aircraft configuration and the length of the lease term.

     Air's customer base is diversified among air carriers and by geographic location. Through its owned aircraft, Air leases to 58 airlines in 32 countries. In 2005, no single customer accounted for more than 10% of Air's revenue or represented more than 10% of Air's total net book value. At December 31, 2005, Air had a significant concentration of commercial aircraft in Turkey, Brazil and Germany with approximately 13%, 8% and 8% of Air's total assets, respectively. The weighted average age of Air's fleet is approximately five years, based on net book value. Aircraft on lease at December 31, 2005 have an average remaining lease term of approximately three years, and lease terms typically range from three to six years.

     High fuel costs, intense competition, and excess capacity have caused financial stress on the commercial aviation industry during recent years. In December 2005, Air made a decision to dispose of certain older or less desirable aircraft types. Air targeted 36 owned aircraft for disposition and is evaluating disposition alternatives for its ownership interest in Pembroke Group, a 50% owned affiliate that owns 26 aircraft. These actions resulted in the recognition of an impairment charge of $196.4 million ($119.4 million after-tax). As Air proceeds with the disposal of these assets, it will focus its efforts on expanding its management fee arrangements and re-leasing its aircraft up for renewal in 2006.

     The following table sets forth Air's fleet by aircraft body type, with aircraft targeted for disposition separately identified, as of December 31, 2005:

                                      AIRCRAFT RETAINED          AIRCRAFT TARGETED FOR DISPOSITION
                                ------------------------------   ---------------------------------
                                WHOLLY                           WHOLLY
BODY TYPE                       OWNED    AFFILIATED   SUBTOTAL    OWNED    AFFILIATED    SUBTOTAL    TOTAL FLEET
---------                       ------   ----------   --------   -------   -----------   ---------   -----------
Boeing 717-200................     --         --          --        --          12           12           12
Boeing 737-300................     --         10          10         5           5           10           20
Boeing 737-400................      2         --           2        --           1            1            3
Boeing 737-500................     --         --          --        --           1            1            1
Boeing 737-700................     --          1           1        --           5            5            6
Boeing 737-800................     10         22          32        --          --           --           32
Boeing 757-200................      1          2           3         4           2            6            9
Airbus 300B4-200F.............     --         --          --         1          --            1            1
Airbus 319-100................     --          1           1         1          --            1            2
Airbus 320-200................     17          5          22        --          23           23           45
Airbus 321-100................      2         --           2        --          --           --            2
Airbus 321-200................      1          7           8        --          --           --            8
ERJ-145ER.....................      1         --           1        --          --           --            1
Fokker 100....................     --         --          --        --           1            1            1
MD-82.........................     --          2           2        --          --           --            2
MD-83.........................     --          4           4         1          --            1            5
                                 ----       ----        ----      ----        ----         ----         ----
                                   34         54          88        12          50           62          150
                                 ====       ====        ====      ====        ====         ====         ====

                                 GATX SPECIALTY

     Specialty is headquartered in San Francisco, California. The Specialty portfolio consists primarily of leases, loans, affiliate investments and interests in residual values involving a variety of underlying asset types, including marine, aircraft, rail, industrial and other equipment. The portfolio provides recurring lease and interest income and uneven periodic income primarily related to the remarketing of assets, both owned and managed. At December 31, 2005, total investments in the Specialty portfolio, including off balance sheet assets, were $438.4 million, of which approximately 42% were marine assets. Specialty also provides equipment residual value guarantees, which enables it to share in any asset value in excess of the guaranteed amount. As of December 31, 2005, Specialty was party to approximately 400 such residual value guarantees that expire between 2006 and 2012. Specialty further leverages its equipment knowledge by managing portfolios of assets for third parties. The majority of these managed assets are in markets in which GFC has a high level of expertise, such as aircraft, rail equipment and marine equipment. Specialty generates fee income through portfolio administration and asset remarketing of these managed assets. As of December 31, 2005, the approximate net book value equivalent of Specialty's managed portfolio was $555.8 million.

     The following table sets forth information on Specialty's assets as of December 31 (in millions):

                                               ON BALANCE   OFF BALANCE            MANAGED
                                                 SHEET         SHEET      TOTAL    ASSETS
                                               ----------   -----------   ------   -------
2005.........................................    $427.3        $11.1      $438.4   $555.8
2004.........................................     477.4         12.5       489.9    728.7
2003.........................................     707.6         13.7       721.3    882.2

     Prior to 2005, the former Venture Finance business unit whose portfolio is managed by Specialty, provided loan and lease financing to early-stage, venture-capital backed companies. The financing was typically secured by equipment and/or by a lien on the customer's property, including intellectual property. This portfolio has been substantially liquidated and as of December 31, 2005, consists primarily of $18.5 million of investments.

     The principal competitors of Specialty are captive leasing companies of equipment manufacturers, leasing subsidiaries of commercial banks, independent leasing companies, lease brokers and investment banks. Factors that affect Specialty's ability to compete are GFC's relative cost of funds, size and scale of our competitors, and the availability of many different financing alternatives for our potential customers.

                                   GATX OTHER

     Other consists of ASC and Corporate expense. ASC operates a fleet of 12 self-unloading vessels on the Great Lakes. ASC's vessels range in length from 635 feet to 1,000 feet. The diversity of its fleet enables it to transport a variety of dry bulk commodities including iron ore pellets, coal, and limestone aggregates. ASC's vessels have carrying capacities that range from 24,000 to 70,000 net tons and require no onshore assistance to load and unload cargo.

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

EMPLOYEES

     As of December 31, 2005, GFC and subsidiaries had approximately 1,660 employees, of whom 42% (primarily hourly rail service center employees) were covered by union contracts.

ENVIRONMENTAL MATTERS

     GFC's operations, as well as those of its competitors, are subject to extensive federal, state and local environmental regulations. These laws cover discharges to waters; air emissions; toxic substances; and the generation, handling, storage, transportation and disposal of waste and hazardous materials. This regulation has the effect of increasing the cost and liability associated with leasing assets. Environmental risks are also inherent in rail operations, which frequently involve transporting chemicals and other hazardous materials.

     Some of GFC's current and previously owned properties have been used for industrial or transportation-related purposes that may have resulted in the discharge of contaminants. As a result, GFC is now subject to, and will, from time to time, continue to be subject to, environmental cleanup and enforcement actions. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the Superfund law, generally imposes joint and several liability for cleanup and enforcement costs, without regard to fault or the legality of the original conduct, on current and former owners and operators of a site. Accordingly, GFC may be responsible under CERCLA and other federal and state statutes for all or a portion of the costs to clean up sites at which certain substances may have been released by GFC, its current lessees, former owners or lessees of properties, or other third parties. Environmental remediation and other environmental costs are accrued when considered probable and amounts can be reasonably estimated. As of December 31, 2005, environmental costs were not material to GFC's results of operations, financial position or liquidity. For further discussion, see Note 15 to the consolidated financial statements.

AVAILABLE INFORMATION

     GFC files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). You may read and copy any document GFC files at the SEC's public reference room at Room 1024, 450 Fifth Street, NW, Washington, D.C. 20549. Please call the

SEC at 1-800-SEC-0330 for information about the public reference room. The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including GFC) file electronically with the SEC. The SEC's website is www.sec.gov.

     GATX makes available free of charge at its website, www.gatx.com, GFC's most recent annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with, or furnished, to the SEC. The information on GATX's website is not incorporated by reference into this report.

ITEM 1A.  RISK FACTORS

     GFC's businesses are subject to a number of risks which investors should consider.

GFC MAY NOT BE ABLE TO SECURE FINANCING TO FUND ITS OPERATIONS OR CONTRACTUAL COMMITMENTS.

     GFC is dependent, in part, upon the issuance of unsecured and secured debt to fund its operations and contractual commitments. A number of factors could cause GFC to incur increased borrowing costs and to have greater difficulty accessing public and private markets for both secured and unsecured debt. These factors include the global capital market environment and outlook, GFC's financial performance and GFC's credit ratings and outlook as determined primarily by rating agencies such as Standard & Poor's ("S&P") and Moody's Investor Service ("Moody's"). In addition, based on GFC's current credit ratings, access to the commercial paper market and uncommitted money market lines is uncertain and cannot be relied upon. It is also possible that GFC's other sources of funds, including available cash, bank facilities, cash flow from operations and portfolio proceeds may not provide adequate liquidity to fund its operations and contractual commitments.

UNITED STATES AND WORLD ECONOMIC AND POLITICAL CONDITIONS, INCLUDING ACTS OR THREATS OF TERRORISM AND/OR WAR, COULD ADVERSELY AFFECT GFC'S BUSINESSES.

     National and international political developments, instability and uncertainties, including continuing political unrest and threats of terrorist attacks, could result in global economic weakness in general and in the United States in particular, and could have an adverse impact on GFC's businesses. The effects may include, legislation or regulatory action directed toward improving the security of aircraft and railcars against acts of terrorism, which could affect the construction and/or operation of aircraft and railcars, a decrease in demand for air travel and rail services, consolidation and/or additional bankruptcies in the airline industry; lower utilization of new and existing aircraft and rail equipment, lower rail and aircraft rental rates and impairment of rail and air portfolio assets or capital market disruption, which may raise GFC's financing costs or limit its access to capital, and liability or losses resulting from acts of terrorism involving GFC's assets. Depending upon the severity, scope and duration of these effects, the impact on GFC's financial position, results of operations and cash flows could be material.

COMPETITION COULD RESULT IN DECREASED PROFITABILITY IN GFC'S BUSINESSES.

     GFC is subject to intense competition in its leasing and lending businesses. In many cases, competitors are larger entities that have greater financial resources, higher credit ratings and a lower cost of capital than GFC. These factors may enable competitors to offer leases and loans to customers at lower rates than GFC is able to provide, thus impacting GFC's asset utilization or GFC's ability to lease assets or make loans on a profitable basis.

GFC'S CORE BUSINESSES DEPEND UPON ITS CUSTOMERS LEASING ASSETS.

     GFC's core businesses rely upon its customers continuing to lease rather than purchase assets. There are a number of items that factor into the customer's decision to lease or purchase assets, such as tax considerations, interest rates, balance sheet considerations, and operational flexibility. GFC has no control over these external considerations and changes in these factors could negatively impact demand for its assets held for lease.

GFC CANNOT PREDICT WHETHER INFLATION WILL CONTINUE TO HAVE A POSITIVE IMPACT ON ITS FINANCIAL RESULTS.

     Inflation in leasing rates as well as inflation in residual values for air, rail and other equipment has historically benefited GFC's financial results. Effects of inflation are unpredictable as to timing and duration and depend on market conditions and economic factors.

GFC'S ASSETS MAY BECOME OBSOLETE.

     GFC's core assets may be subject to functional, regulatory, or economic obsolescence. Although GFC believes it is adept at managing obsolescence risk, there is no guarantee that changes in various market fundamentals or the adoption of new regulatory requirements will not unexpectedly cause asset obsolescence in the future.

GFC'S ALLOWANCE FOR POSSIBLE LOSSES MAY BE INADEQUATE TO PROTECT AGAINST LOSSES.

     GFC's allowance for possible losses on gross receivables may be inadequate if unexpected adverse changes in the economy differ from the expectations of management, or if discrete events adversely affect specific customers, industries or markets. If the allowance for possible losses is insufficient to cover losses related to gross receivables, then GFC's financial position or results of operations could be negatively impacted.

THE FAIR MARKET VALUE OF ITS LONG-LIVED ASSETS MAY DIFFER FROM THE VALUE OF THOSE ASSETS REFLECTED IN ITS FINANCIAL STATEMENTS.

     GFC's assets consist primarily of long-lived assets such as railcars, aircraft, marine vessels and industrial equipment. The carrying value of these assets in the financial statements may at times differ from their fair market value. These valuation differences may be positive or negative and may be material based on market conditions and demand for certain assets. GFC regularly reviews its long-lived assets for impairment.

GFC MAY INCUR FUTURE ASSET IMPAIRMENT CHARGES.

     An asset impairment charge may result from the occurrence of unexpected adverse events or management decisions that impact GFC's estimates of expected cash flows generated from its long-lived assets or joint ventures. GFC regularly reviews long-lived assets and joint ventures for impairment, including when events or changes in circumstances indicate the carrying value of an asset may not be recoverable. GFC may be required to recognize asset impairment charges in the future as a result of a weak economic environment, challenging market conditions, events related to particular customers or asset types, or as a result of asset or portfolio sale decisions by management.

GFC MAY NOT BE ABLE TO PROCURE INSURANCE ON A COST-EFFECTIVE BASIS IN THE
FUTURE.

     The ability to insure its rail and aircraft assets and their associated risks is an important aspect of GFC's ability to manage risk in these core businesses. There is no guarantee that such insurance will be available on a cost-effective basis consistently in the future.

GFC IS SUBJECT TO EXTENSIVE ENVIRONMENTAL REGULATIONS AND ITS COSTS OF REMEDIATION MAY BE MATERIALLY GREATER THAN THE REMEDIATION COSTS IT HAS ESTIMATED.

     GFC is subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. GFC routinely assesses its environmental exposure, including obligations and commitments for remediation of contaminated sites and assessments of ranges and probabilities of recoveries from other responsible parties. Due to the regulatory complexities and risk of unidentified contaminants on its properties, the potential exists for remediation costs to be materially different from the costs GFC has estimated.

GFC HAS BEEN, AND MAY IN THE FUTURE BE, INVOLVED IN VARIOUS TYPES OF LITIGATION.

     The nature of assets which GFC owns and leases exposes the Company to the potential for various claims and litigation related to, among other things, personal injury and property damage, environmental claims and other matters. The transportation of certain commodities by GFC's railcars, particularly those classified as hazardous materials, pose risks resulting in potential liabilities and losses that could have a significant effect on GFC's consolidated financial condition or results of operations.

HIGH ENERGY PRICES COULD HAVE A NEGATIVE EFFECT ON THE DEMAND FOR GFC'S PRODUCTS AND SERVICES.

     Energy prices, including the price of natural gas and oil, are significant cost drivers for many of our customers, particularly in the chemical and airline industries. Sustained high energy or commodity prices could negatively impact these industries resulting in a corresponding adverse effect on the demand for GFC's assets held for lease and related services. In addition, sustained high steel prices could result in higher new railcar acquisition costs.

NEW REGULATORY RULINGS COULD NEGATIVELY AFFECT GFC'S PROFITABILITY.

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

EVENTS OR CONDITIONS NEGATIVELY AFFECTING CERTAIN ASSETS, CUSTOMERS OR GEOGRAPHIC REGIONS IN WHICH GFC HAS A LARGE INVESTMENT COULD HAVE A NEGATIVE IMPACT ON ITS RESULTS OF OPERATIONS.

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

FLUCTUATIONS IN FOREIGN EXCHANGE RATES COULD HAVE A NEGATIVE IMPACT ON GFC'S RESULTS OF OPERATIONS.

     GFC's results are exposed to foreign exchange rate fluctuations as the financial results of certain subsidiaries are translated from their local currency into U.S. dollars upon consolidation. As exchange rates vary, the operating results of their subsidiaries, when translated, may differ materially from period to period. GFC is also subject to gains and losses on foreign currency transactions, which could vary based on fluctuations in exchange rates and the timing of the transactions and their settlement. In addition, fluctuations in foreign exchange rates can have an effect on the demand and relative price for services provided by GFC domestically and internationally, and could have a negative impact on GFC's results of operations.

GFC MAY BE UNABLE TO MAINTAIN ASSETS ON LEASE AT SATISFACTORY LEASE RATES.

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

CHANGES IN ASSUMPTIONS USED TO CALCULATE POST-RETIREMENT COSTS COULD ADVERSELY AFFECT GFC'S RESULTS OF OPERATIONS.

     GFC's pension and other post-retirement costs are dependent on various assumptions used to calculate such amounts, including discount rates, long-term return on plan assets, salary increases, health care cost trend rates and other factors. Changes to any of these assumptions could adversely affect GFC's results of operations.

GFC'S EFFECTIVE TAX RATE COULD BE ADVERSELY AFFECTED BY CHANGES IN THE MIX OF EARNINGS IN THE U.S. AND FOREIGN COUNTRIES.

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

GFC'S INTERNAL CONTROL OVER FINANCIAL ACCOUNTING AND REPORTING MAY NOT DETECT ALL ERRORS OR OMISSIONS IN THE FINANCIAL STATEMENTS.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

     None.

ITEM 2.  PROPERTIES

     Information regarding the location and general character of certain properties of GFC is included in ITEM 1, BUSINESS, of this document.

     At December 31, 2005, locations of operations were as follows:

RAIL                                        MINI SERVICE CENTERS                        AIR
                                            Donaldsonville, Louisiana
                                            Geismar, Louisiana                          HEADQUARTERS
HEADQUARTERS                                Cincinnati, Ohio                            San Francisco, California
Chicago, Illinois                           Catoosa, Oklahoma
                                            Freeport, Texas                             BUSINESS OFFICES
BUSINESS OFFICES                            Plantersville, Texas                        Seattle, Washington
San Francisco, California                   Czechowice, Poland                          Toulouse, France
Alpharetta, Georgia                         Gdansk, Poland                              Tokyo, Japan
Chicago, Illinois                           Plock, Poland                               Singapore
Marlton, New Jersey                         Slotwiny, Poland                            London, United Kingdom
Raleigh, North Carolina
York, Pennsylvania                          FAST TRACK SERVICE CENTERS                  SPECIALTY
Houston, Texas                              Macon, Georgia
Calgary, Alberta                            East Chicago, Indiana                       HEADQUARTERS
Cambridge, Ontario                          Terre Haute, Indiana                        San Francisco, California
Ennismore, Ontario                          Kansas City, Missouri
Montreal, Quebec                            Masury, Ohio                                BUSINESS OFFICES
Vienna, Austria                             Galena Park, Texas                          Alpharetta, Georgia
Hamburg, Germany
Mexico City, Mexico                         MOBILE SERVICE UNITS                        CORPORATE HEADQUARTERS
Nowa Wies Wielka, Poland                    Mobile, Alabama                             Chicago, Illinois
Warsaw, Poland                              Colton, California
                                            Tampa, Florida                              AMERICAN STEAMSHIP COMPANY
MAJOR SERVICE CENTERS                       Sargent's Bluff, Iowa                       Williamsville, New York
Colton, California                          Donaldsonville, Louisiana
Waycross, Georgia                           Lake Charles, Louisiana
Hearne, Texas                               Queensbury, New York
Red Deer, Alberta                           Cooperhill, Tennessee
Sarnia, Ontario                             Galena Park, Texas
Coteau-du-Lac, Quebec                       Olympia, Washington
Montreal, Quebec                            Edmonton, Alberta
Moose Jaw, Saskatchewan                     Vancouver, British Columbia
Hanover, Germany                            Clarkson, Ontario
Tierra Blanca, Mexico                       Quebec City, Quebec
Ostroda, Poland

ITEM 3.  LEGAL PROCEEDINGS

 SCHNEIDER, ET AL. V. CSX TRANSPORTATION, INC., ET AL.

     On May 25, 2001, a suit was filed in Civil District Court for the Parish of Orleans, State of Louisiana, Schneider, et al. v. CSX Transportation, Inc., Hercules, Inc., Rhodia, Inc., Oil Mop, L.L.C., The Public Belt Railroad Commission for The City of New Orleans, GATX Corporation, GATX Capital Corporation, The City of New Orleans, and The Alabama Great Southern Railroad Company, Number 2001-8924. The suit asserts that on May 25, 2000, a tank car owned by the GATX Rail division of GATX Financial Corporation ("GFC"), a wholly owned subsidiary of GATX, leaked the fumes of its cargo, dimethyl sulfide, in a residential area in the western part of the city of New Orleans and that the tank car, while still leaking, was subsequently taken by defendant, New Orleans Public Belt Railroad, to another location in the City of New Orleans, where it was later repaired. The plaintiffs are seeking compensation for alleged personal injuries and property damages. The petition alleges that a class should be certified, but plaintiffs have not yet moved to do so. The defendants have offered to settle this suit by funding an escrow of $415,000, which will be disbursed upon receipt of releases from the plaintiffs and the dismissal of the uncertified class action by the Court. The settlement process has been delayed as a result of the inability of plaintiffs' counsel to locate certain clients following the dislocation caused by hurricane Katrina.

 GRABINGER V. CANADIAN PACIFIC RAILWAY COMPANY, ET AL.

     On December 29, 2003, a wrongful death action was filed in the District Court of the State of Minnesota, County of Hennepin, Fourth Judicial District, MeLea J. Grabinger, individually, as Personal Representative of the Estate of John T. Grabinger, and as Representative/Trustee of the beneficiaries in the wrongful death action, v. Canadian Pacific Railway Company, et al. The lawsuit sought damages arising out of a derailment on January 18, 2002 of a Canadian Pacific Railway (including tank cars owned by GFC) fractured, releasing anhydrous ammonia which formed a vapor cloud. One person died, as many as 100 people received medical treatment, of whom fifteen were admitted to the hospital, and a number of others were purportedly affected. The plaintiffs alleged among other things that the incident (i) caused the wrongful death of their husband/son, and (ii) caused permanent physical injuries and emotional and physical pain. The complaint alleged that the incident was proximately caused by the defendants who were liable under a number of legal theories. On June 18, 2004, the plaintiff filed an amended complaint based on the findings of the National Transportation Safety Board ("NTSB") report released on March 9, 2004, which concluded that the catastrophic fracture of tank cars increased the severity of the accident and added GFC and others as defendants. Specifically, the allegations against GFC were that the steel shells of the tank cars were defective and that GFC knew the cars were vulnerable and nonetheless failed to warn of the extreme hazard and vulnerability.

     GFC filed a motion for summary judgment at the close of discovery. On December 19, 2005, the court issued an order, entered on the docket on December 29, 2005, granting summary judgment in Company's favor.

     CP settled with the plaintiffs and, in January 2006, CP filed pleadings with the trial court and the appellate court seeking reversal of the summary judgment ruling in favor of GFC. On January 30, 2006, the trial court denied CP the right to an interlocutory appeal and subsequently the appellate court denied CP's petition for interlocutory appeal. On February 7, 2006, the trial court entered final judgment and CP has 60 days in which to file a notice of appeal. GFC will vigorously oppose any appeal by CP to reverse the summary judgment in the Company's favor.

     In addition to the Grabinger matter, a number of other individuals allege to have been affected by the incident and initiated litigation alleging that car owners, including GFC, are in part responsible for damage caused by the incident. GFC was joined to nine of these suits but was subsequently dismissed without prejudice from these actions. Several hundred lawsuits remain pending against CP relating to the Minot derailment.

 FLIGHTLEASE HOLDINGS (GUERNSEY) LTD. V. GATX FINANCIAL CORPORATION, ET AL.

     On October 14, 2005, Flightlease Holdings (Guernsey) Ltd. ("FHG"), acting by its liquidators (the "FHG Liquidators"), filed a complaint in the United States District Court for the Northern District of California, purportedly as a derivative complaint on behalf of GATX Flightlease Aircraft Company Ltd. ("GFAC"), against GATX Financial Corporation ("GFC"), GATX Third Aircraft Corporation ("Third Aircraft"), an indirect wholly owned subsidiary of GFC, and Mr. James H. Morris and Mr. Alan M. Reinke, both officers of a division of GFC. The complaint alleges (1) that Messrs. Morris and Reinke, as directors of GFAC, breached fiduciary duties to GFAC; (2) that GFC and Third Aircraft knowingly and/or dishonestly assisted such breaches; (3) that all defendants conspired to deprive GFAC of assets and advance the interests of GFC and Third Aircraft at the expense of GFAC; and (4) that Third Aircraft was unjustly enriched. The complaint seeks damages (in respect of claims (1), (2) and (3)) in an amount including, but not necessarily limited to, approximately $227.6 million, and (in respect of claim (4)) in an amount including, but not necessarily limited to, approximately $77.8 million. The complaint arises out of the circumstances surrounding the termination of a joint venture (in respect of which GFAC was the joint venture vehicle) between Third

Aircraft and FHG, an indirect wholly owned subsidiary of the SAirGroup. In September 1999, GFAC had entered into an agreement (the "GFAC Agreement") with Airbus S.A.S. (formerly known as Airbus Industrie) ("Airbus") to purchase a number of Airbus aircraft. By October 1, 2001 GFAC had ordered a total of 41 aircraft (the "GFAC Aircraft") from Airbus and had made aggregate unutilized pre-delivery payments ("PDPs") to Airbus of approximately $227.6 million. Pursuant to agreements entered into on October 4, 2001 between Third Aircraft and FHG (the "Split Agreements") the parties agreed (i) to divide responsibility for the GFAC Aircraft, (ii) to allocate the PDPs between them in the amounts of approximately $77.8 million to Third Aircraft and approximately $149.8 million to FHG, and (iii) that each would enter into separate agreements with Airbus to purchase its allocated aircraft or equivalent aircraft (such aircraft allocated to Third Aircraft being the "GATX Allocated Aircraft"). Subsequently, GFC and AVSA S.A.R.L., an affiliate of Airbus, entered into a new purchase agreement (the "GATX Agreement") and AVSA S.A.R.L. credited approximately $77.8 million of the PDPs to GFC. In connection with the GATX Agreement, GFC agreed that in certain circumstances it will pay to Airbus any amount Airbus is required to pay to GFAC in reimbursement of PDPs paid by GFAC with respect to the GATX Allocated Aircraft (such agreement being the "Reimbursement Agreement"). GFC's liability under the Reimbursement Agreement is capped at approximately $77.8 million. Under the Split Agreements, FHG was to take the benefit of the remaining PDPs allocated to it (approximately $149.8 million) pursuant to a new contract between FHG and Airbus but, following SAirGroup's bankruptcy, FHG and Airbus did not enter into such a contract, and Airbus declared GFAC in default and retained the approximately $149.8 million in PDPs then held by it as damages. The FHG Liquidators, purportedly on behalf of GFAC, allege (1) that Airbus' termination of the GFAC Agreement was wrongful and a breach of the agreement; (2) that Messrs. Morris and Reinke (assisted by GFC and Third Aircraft) facilitated the termination of the GFAC Agreement, obstructed GFAC's pursuit of a purported claim against Airbus and, as a result, caused GFAC to suffer damages of at least $227.6 million; and (3) that the credit AVSA granted to GFC under the GATX Agreement in the amount of approximately $77.8 million constituted unjust enrichment. On January 17, 2006 the defendants moved to dismiss the complaint on the grounds that the court lacks subject matter jurisdiction over the action, and the defendants' motion is pending. GFC has indemnified Messrs. Morris and Reinke against any losses they may suffer or incur as a result of their appointment as GFAC directors. The Company believes there is no valid basis for any claim made by the FHG Liquidators in the complaint against GFC, Third Aircraft, and/or Messrs. Morris and Reinke, and all defendants are defending the claims vigorously.

     On October 10, 2005 GFAC filed a complaint in the Supreme Court of the State and County of New York against Airbus alleging (1) that Airbus' termination of the GFAC Agreement was wrongful and a material breach and repudiation by Airbus of the GFAC Agreement; (2) that Airbus, by retaining PDPs paid by GFAC under the GFAC Agreement, unjustly enriched itself at GFAC's expense; (3) that Airbus breached an implied duty of good faith and fair dealing to GFAC; and (4) that the liquidated damages provision in the GFAC Agreement is unenforceable as a penalty. The complaint seeks restitution and damages in an unspecified amount in the "millions of dollars." On December 7, 2005 FHG, acting by the FHG Liquidators, filed a motion seeking permission to intervene in GFAC's action, to protect its interest in the action, and to file an intervenor's complaint. The intervenor's complaint repeats the material allegations made in GFAC's complaint and seeks restitution from Airbus of the approximately $227.6 million in unutilized PDPs paid by GFAC prior to October 1, 2001, and damages and interest in unspecified amounts. On February 16, 2006, the court said it would grant FHG permission to intervene in GFAC's action and deemed FHG's intervenor's complaint to be filed against Airbus. On December 9, 2005 Airbus filed an answer and counterclaim to GFAC's complaint which (1) denies the material allegations of GFAC's complaint, (2) asserts affirmative defenses, (3) seeks a declaratory judgment that Airbus validly terminated the GFAC Agreement and is entitled to retain the approximately $227.6 million in unutilized PDPs made by GFAC prior to October 1, 2001, and (4) in the alternative, if the liquidated damages provision in the GFAC Agreement is deemed to be unenforceable as a penalty, asserts a claim for breach of contract and damages in an amount to be determined at trial but allegedly "well in excess of $228 million." On February 10, 2006, GFAC filed a reply to Airbus' counterclaims which (1) denies the material allegations of the counterclaims, and (2) asserts affirmative defenses. Should GFAC succeed in recovering from Airbus PDPs referable to the GATX Allocated Aircraft, GFC may be obligated to make a payment to Airbus under the Reimbursement Agreement in an amount equal to the lesser of (x) the amount so recovered and (y) approximately $77.8 million. The Company believes it unlikely Airbus will be required to make such a payment to GFAC and, in consequence, that it is unlikely GFC will be required to make a corresponding payment to Airbus under the Reimbursement Agreement. Furthermore, in the unlikely event GFC is required to make a payment to Airbus under the Reimbursement Agreement, the Company believes that Third Aircraft should recover at least such amount from GFAC, the 50% subsidiary of Third Aircraft.

 ADKINS V. TECHSOL CHEMICAL COMPANY, ET AL.

     GFC has been named in three civil actions filed in the Circuit Court of Wayne County, West Virginia styled as John Adkins and Cynthia Adkins v. TechSol Chemical Co., et al. Civil Action No. 04-C-261, Alissa Cremeans, et al. v. TechSol Chemical Co., et al. Civil Action No. 05-C-288 and Sean Adkins et al. v. TechSol Chemical Co., et al., Civil Action No. 05-C-304. The suits were filed by plaintiffs who live by a hazardous material transloading facility near Huntington, West Virginia. On October 28, 2004, approximately 22,000 gallons of coal tar light oil were released from a GATX Rail tank car on lease to Marathon Ashland Company during an unloading operation. Some of the commodity is alleged to have escaped into a local sewer system and a nearby creek. Immediately following the release, residents of 500 nearby homes, at least one school and several businesses were evacuated.

     The allegations in each of the three suits are essentially identical. There are approximately 325 plaintiffs in the three suits, who generally allege to have suffered physical and mental harm, diminished property values and increased risk of disease for which the defendants are responsible under various theories. In each suit, the plaintiffs seek compensatory and punitive damages and injunctive relief.

     In the case that has been pending the longest, John Adkins and Cynthia Adkins v. TechSol Chemical Company, et al. Civil Action No. 04-C-261, co-defendant Marathon Ashland has asserted contribution cross claims against all defendants, including GFC. The cross claim against GFC alleges that it failed to provide a suitable tank car and failed to adequately maintain the tank car. Marathon Ashland claims to have spent $8 million in remedial costs related to the release and seeks to obtain contribution for a portion of those remediation expenses from other parties. GFC has filed cross claims against other defendants, including Marathon Ashland. In order to preserve contribution rights in the event the car or the valve are found to be defective, GFC has asserted third-party claims against the company that designed and manufactured the tank car and the company that supplied the valve.

     GFC believes that it has meritorious defenses against all of the above claims and that there is no basis for any GFC liability to the plaintiffs or other defendants.

 POLSKIE KOLEGE PANSTWOWE S.A. V. DEC SP. Z O.O.

     In December 2005, Polskie Kolege Panstwowe S.A. ("PKP") filed a complaint, Polskie Kolege Panstwowe S.A. v. DEC sp. z o.o., in the Regional Court in Warsaw, Poland against DEC sp. z o.o. ("DEC"), an indirect wholly owned subsidiary of the Company. The complaint alleges that DEC breached a Conditional Sales Agreement ("Agreement") to purchase shares of Kolsped S.A. ("Kolsped") which was an indirect subsidiary of PKP. The alleged breached condition was for DEC to obtain a release of Kolsped's ultimate parent company, PKP, from the latter's guarantee of Kolsped's $9,800,000 bank loan. Kolsped and DEC had subsequently amended the Agreement to permit DEC to satisfy this condition by providing PKP with a blank promissory note (the "DEC Note") and with an accompanying promissory note declaration which allowed PKP to fill in the DEC Note up to $9.8 million in the event a demand was made upon it as guarantor of the Kolsped loan and Kolsped's note to the bank ("Kolsped Note"). On November 7, 2002, the then current holder of the Kolsped Note, a bank, secured a judgment against PKP.

     In December 2005, after exhausting its appeals, PKP filed suit against DEC alleging that DEC failed to fulfill its obligation to release PKP as a guarantor of the Kolsped Note, and is purportedly liable to PKP, as a third party beneficiary of the Agreement, for approximately $28,000,000, the amount, including interest and costs, PKP allegedly paid to the bank. On February 20, 2006, DEC answered the complaint, denying the material allegations and raising numerous defenses including, among others, that: (i) the Agreement did not create an actionable obligation, but rather was a condition precedent to the purchase of shares in Kolsped; (ii) DEC fulfilled that condition by issuing the DEC Note, which was subsequently lost by PKP and declared invalid by a Polish court; (iii) PKP was not a third party beneficiary of the Agreement; and (iv) the action is barred by the governing limitations period. DEC believes that it has meritorious defenses to the complaint and intends to vigorously defend this lawsuit.

 OTHER LEGAL PROCEEDINGS

     GFC and its subsidiaries have been named as defendants in a number of other legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to environmental matters, workers' compensation claims by GFC employees and other personal injury claims. Some of the legal proceedings include claims for punitive as well as compensatory damages. Several of the Company's subsidiaries have also been named as defendants or co-defendants in cases alleging injury relating to asbestos. In these cases, the plaintiffs seek an unspecified amount of damages based on common law, statutory or premises liability or, in the case of ASC the Jones Act, which makes limited remedies available to certain maritime employees. In addition, demand has been made against the Company under a limited indemnity given in connection with the sale of a subsidiary with respect to asbestos-related claims filed against the former subsidiary. The number of these claims and the corresponding demands for indemnity against the Company decreased in the aggregate in 2005. It is possible that the number of these claims could begin to grow and that the cost of these claims, including costs to defend, could correspondingly increase in the future.

     The amounts claimed in some of the above described proceedings are substantial and while the final outcome of these matters cannot be predicted with certainty at this time, considering among other things meritorious legal defenses available and reserves that have been recorded along with applicable insurance, it is the opinion of management that none of these matters, when ultimately resolved, will have a material adverse effect on GFC's consolidates financial position or liquidity. However, an unexpected adverse resolution of one or more of these matters could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not required.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

     The following discussion and analysis should be read in conjunction with the audited financial statements included herein. Certain statements within this document may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. In addition, certain factors, including Risk Factors identified in Part I of this document may affect GFC's businesses. As a result, past financial results may not be a reliable indicator of future performance.

DISCUSSION OF OPERATING RESULTS

     The following table presents net (loss) income by segment for the years ended December 31 (in millions):

                                                             2005      2004     2003
                                                            -------   ------   ------
Rail......................................................  $  81.7   $ 60.4   $ 54.9
Air.......................................................   (109.2)     9.8      2.1
Specialty.................................................     49.4     40.6     38.1
Other.....................................................     23.9     93.2      2.1
                                                            -------   ------   ------
  Income from continuing operations.......................     45.8    204.0     97.2
Discontinued operations...................................      0.8     11.1     15.2
                                                            -------   ------   ------
  Net income..............................................  $  46.6   $215.1   $112.4
                                                            =======   ======   ======

     GATX Financial Corporation("GFC") provides services primarily through three operating segments: Rail, Air, and Specialty. Other is comprised of corporate results, including selling, general and administrative expense ("SG&A") and interest expense not allocated to segments, and the results of American Steamship Company ("ASC"). A detailed business description of the Company's segments is included in Item 1. Management evaluates the performance of each segment based on several measures, including net income. These results are used to assess performance and determine resource allocation among the segments.

     Corporate SG&A relates to administration and support functions performed at the corporate office and include information technology, human resources, legal, tax, financial support and executive costs. Directly attributable expenses are generally allocated to the segments and shared costs are retained in Other. Amounts allocated to the segments are approximated based on management's best estimate and judgment of the direct cost of support services.

     Debt balances and interest expense were allocated based upon a fixed recourse leverage ratio for each individual operating segment across all reporting periods, expressed as a ratio of debt (including off balance sheet debt) to equity. Unallocated debt and interest were retained in Other. For 2004 and 2003, the recourse leverage ratios for Rail, Air and Specialty were set at 5:1, 4:1, and 4:1, respectively. For 2005, Rail's recourse leverage ratio was set at 4.5:1, Air's recourse leverage ratio was set at 3:1 and Specialty's recourse leverage ratio was set at 4:1. The reductions to the 2005 leverage assumptions at Rail and Air are reflective of GFC's consolidated leverage position. Management believes this leverage and interest expense allocation methodology provides a reasonable approximation of each operating segment's risk-adjusted financial return.

     Taxes are recorded in each segment based on the segment's operating results and the relative tax rates in the jurisdictions in which they operate.

                                    GATX RAIL

     The North American railcar market was extremely active in 2005. Industry wide indicators, such as railcar loadings and ton miles, were at historically high levels. Utilization of Rail's railcar fleet remained high at 98% and lease rates increased over 2004 levels. Rail maintained its 98% utilization throughout the entire year of 2005 through successful renewals of leases with current lessees, assignments of railcars (whose lease term had expired) with new lessees, and the scrapping of older, generally inactive railcars. The current market conditions have enabled Rail to put a greater emphasis on renewing contracts with current customers at attractive lease rates while also extending lease term. Rail anticipates this strategy should help reduce future revenue volatility. In addition, renewals of existing leases typically result in lower maintenance and transition costs than if the railcars are assigned to new customers. Based on current market conditions and industry forecasts of future activity, Rail believes that the favorable North American railcar market conditions will generally result in increased lease rates on railcars scheduled for renewal in 2006.

     In North America, Rail acquired 5,400 new and used railcars in 2005. High demand and high steel prices have increased current market prices for both new and used railcars. In 2002, Rail entered into committed purchase contracts ("committed purchase program") with two railcar manufacturers in order to secure favorable pricing for new railcar purchases in exchange for specific volume purchase commitments. The committed purchase program has enabled Rail to purchase new railcars at a lower price than would otherwise have been available in the spot market. Rail's purchases of new railcars in 2005 were primarily under the committed purchase program. Rail will continue to invest in the North American market during 2006 through the use of the committed purchase program as well as through select portfolio purchases.

     Costs for maintaining the North American fleet continued to increase in 2005, primarily due to increased maintenance activity relating to the conversion of railcars for use in different types of services (which also increases their marketability), increased regulatory requirements and a larger fleet. The trend of increasing maintenance costs is expected to continue in 2006 due to the past and planned future growth in the size of the fleet as well as price increases for railcar components and an anticipated increase in certain types of higher cost repairs. Additional security and safety regulations, if enacted, may likewise increase future maintenance costs.

     In December 2004, Rail purchased the remaining 50% interest in its Locomotive Leasing Partners LLC ("LLP") joint venture, which was established to refurbish and lease locomotives. In 2005, the earnings of the locomotive business are fully consolidated in Rail's operating results, whereas in 2004, only 50% of the earnings from the LLP were reflected. Rail expects to continue to expand its locomotive business in 2006.

     Rail's European operations also benefited from improved market conditions during 2005. Rates on new and renewed leases increased over expiring rates, however at a lesser increment than North American rates. Rail expects this trend to continue in 2006 as the European Union ("EU") is encouraging the use of railways due to its congested road system. Poland and nine other countries joined the EU in 2004. This is expected to eventually lead to more seamless borders, upgraded infrastructure and improved rail efficiencies in those countries. During 2005, Rail placed new cars in its primary markets of Austria, Germany and Poland and successfully expanded into the Romanian market. Rail expects to make further investments in these markets during 2006 and will evaluate other European markets for selected expansion in the future.

     Utilization in Europe was up from 88% at the end of 2004 to 91% at the end of 2005. During 2004, major steps were taken at Rail's Polish subsidiary to transition lease contracts from a trip lease (pay as used) business model to a term rental business model. This transition culminated with the signing of term rental agreements in late 2004 with its two largest customers. As a result of this effort, redundant repair centers were closed, reducing operating costs and making additional cars available for lease in 2005. Integration of Rail's European operations continued during 2005 and resulted in additional cost reductions, improved fleet utilization and other process efficiencies. The impact of these actions is expected to be fully realized in 2006. The AAE Cargo AG ("AAE") affiliate also experienced strong demand for its fleet, particularly intermodal railcars, due to high seaport volumes, growth in container freight traffic, and increased demand from private operators.

     Components of Rail's income statement are summarized below (in millions):

                                                              2005     2004     2003
                                                             ------   ------   ------
GROSS INCOME
Lease income...............................................  $729.4   $659.5   $628.5
Asset remarketing income...................................    13.3      8.1      4.7
Fees.......................................................     1.7      4.0      3.6
Other......................................................    63.8     58.3     44.5
                                                             ------   ------   ------
  Revenues.................................................   808.2    729.9    681.3
Share of affiliates' earnings..............................    13.7     16.6     12.5
                                                             ------   ------   ------
  TOTAL GROSS INCOME.......................................   821.9    746.5    693.8
OWNERSHIP COSTS
Depreciation...............................................   132.1    124.2    117.0
Interest expense, net......................................    81.9     77.7     64.3
Operating lease expense....................................   176.2    166.0    167.6
                                                             ------   ------   ------
  TOTAL OWNERSHIP COSTS....................................   390.2    367.9    348.9
OTHER COSTS AND EXPENSES
Maintenance expense........................................   193.3    186.8    163.4
Selling, general and administrative........................    73.0     70.7     69.0
Asset impairment charges...................................     3.0      1.2       --
Other......................................................    37.9     31.8     31.3
                                                             ------   ------   ------
  TOTAL OTHER COSTS AND EXPENSES...........................   307.2    290.5    263.7
                                                             ------   ------   ------
INCOME BEFORE INCOME TAXES.................................   124.5     88.1     81.2
INCOME TAXES...............................................    42.8     27.7     26.3
                                                             ------   ------   ------
NET INCOME.................................................  $ 81.7   $ 60.4   $ 54.9
                                                             ======   ======   ======

  RAIL'S FLEET DATA

     The following table summarizes fleet activity for Rail's North American railcars as of December 31:

                                                           2005      2004      2003
                                                          -------   -------   -------
Beginning balance.......................................  106,819   105,248   107,150
Cars added..............................................    5,400     6,236     2,388
Cars scrapped or sold...................................   (4,068)   (4,665)   (4,290)
Ending balance..........................................  108,151   106,819   105,248
Utilization rate at year end............................       98%       98%       93%

  RAILCAR REGULATORY ISSUES

     The entire railroad industry, including Rail, faces the increasing possibility that additional security or safety legislation or regulations may be mandated. Well publicized railroad derailments, some of which involved GFC railcars, have focused attention on safety issues associated with the transportation of hazardous materials. These incidents have led to calls for increased regulation to address safety and security issues associated with the transportation of hazardous materials. Suggested remedial measures vary, but include rerouting hazardous material railcar movements, increasing the inspection authority of the Federal Railroad Administration ("FRA"), addressing the physical condition of tank cars, and revising manufacturing specifications for high pressure tank cars which carry hazardous materials. Specific focus has been directed at pressurized railcars built prior to 1989 that were manufactured with non-normalized steel. The National

Transportation Safety Board ("NTSB") issued a report in 2004 recommending that the FRA conduct a comprehensive analysis to determine the impact resistance of pressurized tank cars built prior to 1989, use the results of that analysis to rank cars according to risk and to implement measures to eliminate or mitigate such risks. To date, the NTSB has not recommended that pressure cars built prior to 1989 be removed from service, nor has the FRA issued any orders curtailing use of these cars. The FRA's analysis is ongoing.

     In addition, legislation has been introduced at the state and federal level, which if adopted, would affect pressurized tank cars manufactured before 1989 for use in the transportation of hazardous materials. Specifically, in July 2005, federal legislation was passed which requires the FRA to (1) within one year validate a predictive model to quantify the relevant dynamic forces acting on railroad tank cars under accident conditions, (2) within eighteen months initiate rulemaking to develop and implement an appropriate design standard for pressurized tank cars and (3) within one year conduct a comprehensive analysis to determine the impact resistance of steel shells of pre-1989 built pressurized tank cars. The Company owns or leases approximately 5,200 pre-1989 built pressurized tank cars in North America (approximately 5% of its North American fleet). The Company is actively working with trade associations and others to participate in the legislative and regulatory process affecting rail transportation of hazardous materials. However, at this time the affect on GFC of the mandates made on the FRA in the recently adopted legislation, the probability of adoption of similar legislation and the resulting impact on GFC should such legislation be adopted cannot be reasonably determined.

     In January of 2006, the Tank Car Committee of the Association of American Railroads ("AAR") initiated dockets to develop new performance standards for tank cars that transport two hazardous materials, chlorine and anhydrous ammonia. The Tank Car Committee is a standing committee within the AAR Safety and Operations Department and develops and publishes specifications for the design, construction, maintenance and operation of tank cars. The dockets are pending before two task forces comprised of Tank Car Committee members. These task forces are charged with developing performance standards for tank cars that would substantially reduce the probability of a release of chlorine or anhydrous ammonia in the event of a rail accident. In the event new performance standards are adopted, the AAR has stated that within five to seven years it will seek to replace the existing fleet of tank cars carrying these materials with tank cars that meet the new specifications. The Company owns or leases approximately 3,600 cars that carry these materials. The adoption of new standards will require significant technical and regulatory agency review. It is not known if or when such standards will be adopted or the actual specifications that will be mandated. As a consequence, the impact to GFC cannot be determined at this time.

COMPARISON OF YEAR ENDED DECEMBER 31, 2005 TO YEAR ENDED DECEMBER 31, 2004

SUMMARY

     Net income of $81.7 million in 2005 increased $21.3 million from the prior year. The increase was driven primarily by higher lease and asset remarketing income as the rail market continued to improve, partially offset by higher maintenance and ownership costs.

GROSS INCOME

     Rail's 2005 gross income of $821.9 million was $75.4 million higher than 2004 due primarily to a larger fleet, a favorable lease rate environment, higher asset remarketing activity related to a gain on the sale of certain locomotives, and higher customer and railroad damage reimbursements and third party repairs.

     Lease income was higher in both North American and European markets. The North American railcar operations contributed approximately $38.7 million in additional lease income during 2005. North American renewal and assignment activity was strong in 2005 and utilization remained at 98%. Rail's secondary market acquisitions and new railcar investments increased the average size of the active fleet by approximately 4,000 railcars over 2004, leading to a corresponding increase in lease income. In 2005, lease rates continued to improve as the average renewal rate on a basket of common railcar types increased 9.7% versus the expiring rate. The full impact of these higher rate leases will be reflected in Rail's 2006 financial results. GFC expects lease rate increases to continue in 2006 as 18% of the North American fleet is scheduled for renewal. Lease income also increased $22.3 million from 2004 as a result of the locomotive business. No lease income from locomotives was reported in 2004 as Rail's 50% share of LLP's results was reported in share of affiliates' earnings. Rail's European leasing operations also improved during 2005, where an increase in the average active fleet of 1,100 railcars along with rising lease rates and stronger foreign currency exchange rates contributed an additional $8.9 million in lease income over 2004. These results reflect Rail's success in new markets, expanded investment in current markets, and the transition of its Polish subsidiary leasing model.

     Asset remarketing income in 2005 increased compared to 2004, primarily due to a gain from the sale of certain six axle locomotives. Other income of $63.8 million increased $5.5 million from 2004 due primarily to higher revenue from customer and railroad damage reimbursements and third party repairs. Costs associated with this repair work are included in maintenance expense. This increase was partially offset by lower scrapping gains resulting from the combination of higher net book values of scrapped cars and fewer railcars scrapped in 2005. Rail expects its volume of railcar scrappings to continue to decline in 2006.

     Share of affiliates' 2005 earnings of $13.7 million was $2.9 million lower than the prior year. 2004 included the results of the LLP joint venture, which contributed $2.7 million. Additionally 2005 included the write-off of a non-core logistics investment. Excluding these factors, share of affiliates' earnings increased $2.4 million due to improved results at Rail's AAE affiliate.

OWNERSHIP COSTS

     The increase in ownership costs of $22.3 million in 2005 was primarily due to the impact of significant investment volume throughout 2004 and 2005, and the consolidation of LLP. This increase was partially offset by lower interest rates resulting from improved credit spreads. The mix of ownership costs was affected by the combined effects of the increase in the size of GFC's worldwide fleet over 2004 and 2005 and the sale and leaseback of railcars with a net book value of $170.0 million in 2005.

OTHER COSTS AND EXPENSES

     Maintenance expense in 2005 increased $6.5 million from 2004 as a result of the combination of several factors. Comparability between years is impacted by repairs mandated by AAR regulatory actions in North America in each year. Maintenance expense in 2004 included $3.0 million to inspect or replace certain bolsters, while 2005 included an incremental $3.0 million of expense related to wheel set replacements. Maintenance expense also increased in 2005 due to a larger fleet, higher railcar conversion costs and third party repair expenses. Repairs of railcars damaged by railroads or customers, the reimbursement of which is included in other income, also contributed to the increase. In Europe, favorable maintenance costs were partially offset by the effect of stronger foreign currency exchange rates. As previously discussed herein, Rail expects maintenance costs in 2006 to increase from 2005 levels.

     Other costs and expenses of $37.9 million in 2005 increased $6.1 million from 2004. The increase is primarily due to $5.0 million of debt extinguishment costs related to the termination of a structured financing in Canada, which was an important component of a company-wide initiative to repatriate foreign earnings in 2005.

     Asset impairment charges of $3.0 million were $1.8 million higher than 2004. This increase is primarily due to the additional write down taken on a North American repair facility held for sale and the write down of certain locomotives in Europe also held for sale.

TAXES

     See "Consolidated Income Taxes" for a discussion of GFC's consolidated tax expense.

COMPARISON OF YEAR ENDED DECEMBER 31, 2004 TO YEAR ENDED DECEMBER 31, 2003

SUMMARY

     Net income of $60.4 million in 2004 increased $5.5 million from the prior year. The increase in 2004 was driven primarily by higher lease income and higher asset remarketing income for both Rail and its affiliates, as the rail market continued to improve, and larger gains on scrapping of railcars as a result of higher steel prices, partially offset by higher maintenance and ownership costs.

GROSS INCOME

     Rail's 2004 gross income of $746.5 million was $52.7 million higher than 2003 due primarily to favorable North American market conditions and higher scrapping gains resulting from higher scrap metal prices. North American renewal and assignment activity was strong in 2004 and the active fleet increased by approximately 5,900 railcars. Rail's secondary market acquisitions and new railcar investments significantly contributed to the increase in active cars and the corresponding increase in lease income. North American utilization improved to 98% at December 31, 2004 representing approximately 104,200 railcars on lease compared to 93% at December 31, 2003. In 2004, the average renewal rate on a basket of common railcar types increased 2.7% versus the expiring rate, with this improvement largely attributable to activity in the second half of the year. Also favorably impacting Rail's gross income was the impact of foreign exchange rates. Rail's European rail operations improved during the course of the year. Utilization rates remained high and operations were positively impacted by success in new markets and the placement of new car deliveries.

     Asset remarketing income in 2004 primarily included a gain on the sale of railcars, residual sharing fees from a managed portfolio and other residual sharing fees. Asset remarketing income in 2003 included the gain on disposition of a leveraged lease commitment on passenger rail equipment. Other income of $58.3 million increased $13.8 million from 2003 due primarily to higher scrapping gains as the price of steel increased significantly from 2003. Share of affiliates' 2004 earnings of $16.6 million were higher than the prior year. The increase was the result of significant asset remarketing gains at domestic and foreign affiliates.

OWNERSHIP COSTS

     Ownership costs were $367.9 million in 2004 compared to $348.9 million in 2003. The increase was primarily the result of significant investment volume in 2004. Through new car and secondary market acquisitions, Rail purchased approximately 6,200 railcars and 1,000 railcars in North America and Europe, respectively.

OTHER COSTS AND EXPENSES

     Maintenance expense of $186.8 million in 2004 increased $23.4 million from 2003. Maintenance costs increased sharply for a variety of reasons, including costs associated with assignments, moving cars from idle to active service and continuing regulatory compliance. As railcars move from idle to active service, repairs and improvements, such as replacement of tank car linings and valves, are often required. Although fewer cars were repaired, the cost per car increased due to the nature of the repairs.

     During 2003, the AAR issued an early warning letter that required all owners of railcars in the United States, Canada and Mexico to inspect or replace certain bolsters manufactured from the mid-1990s to 2001 by a now-bankrupt supplier. Rail owned approximately 3,500 railcars equipped with bolsters that were required to be inspected or replaced. Approximately 2,200 of Rail's affected railcars are on full-service leases in which case Rail is responsible for the costs of inspection or replacement. As of December 31, 2004, bolsters on 2,100 cars have been replaced. The cost attributable to the inspection and replacement of bolsters was $3.0 million in 2004, a decrease of $0.9 million from the prior year period.

TAXES

     See "Consolidated Income Taxes" for a discussion of GFC's consolidated tax expense.

                                     GATX AIR

     Airline industry market conditions improved in 2005. According to airline industry data, worldwide revenue passenger miles increased in 2005. Aircraft lease rates are recovering from the low levels of recent years. While airlines remained under financial pressure due to intense competition and rising fuel costs, there were relatively fewer credit defaults, bankruptcies and liquidations. Additionally, new airlines were able to raise capital to support entry into the industry, particularly in foreign markets. Air plans to capitalize on the strengthening market by extending the average lease term on its remaining fleet and improving other conditions of its leases, such as maintenance reserve levels and security deposits, and shifting more transition costs to aircraft operators. Aircraft on lease comprise nearly 100% of the fleet, and remarketing pressures have eased as many customers are choosing to extend existing leases at higher rates.

     In 2005, Air was able to leverage its industry expertise by identifying aircraft management opportunities with various financial institutions. These management engagements involve remarketing, repossession, and sale efforts on behalf of clients. Fee income in 2005 was $12.6 million, a 35% improvement over the prior year. Fees from current partnership activities will decrease in the future as a result of the previously discussed aircraft sales. However, in 2006 Air expects to more than offset this decrease with other fees as it focuses resources toward pursuing additional aircraft management engagements.

     During 2005, Air completed a comprehensive evaluation of its aircraft and aircraft investments and as a result identified 36 aircraft composed of 12 wholly owned and 24 held by affiliates, for disposition and is evaluating disposition alternatives for its investment in Pembroke Group, a 50% owned affiliate that owns 26 aircraft. Aircraft and/or affiliate dispositions are largely expected to be completed during 2006. Air recognized impairment losses of $196.4 million ($119.4 million after-tax) in 2005 associated with these actions. The assets identified for disposition primarily consist of older or less desirable aircraft. The details and results of GFC's impairment review are more completely discussed in Note 7 to the consolidated financial statements. After completion of the disposition process, Air's remaining portfolio will consist of newer, more desirable aircraft. The improved asset mix, coupled with the ability to focus greater resources on expanding aircraft management opportunities, is expected to improve Air's profitability and financial returns.

     Components of Air's income statement are summarized below (in millions):

                                                              2005      2004    2003
                                                             -------   ------   -----
GROSS INCOME
Lease income...............................................  $ 117.6   $101.0   $90.8
Interest income on loans...................................      0.6      0.3     0.1
Asset remarketing income...................................      2.3      5.5     0.8
Fees.......................................................     12.6      9.3     7.4
Other......................................................      0.5      2.6     3.3
                                                             -------   ------   -----
  Revenues.................................................    133.6    118.7   102.4
Share of affiliates' (losses) earnings.....................    (85.8)    26.2    31.6
                                                             -------   ------   -----
  TOTAL GROSS INCOME.......................................     47.8    144.9   134.0
OWNERSHIP COSTS
Depreciation...............................................     59.8     59.5    55.1
Interest expense, net......................................     59.0     42.0    41.2
Operating lease expense....................................      7.0      3.8     3.9
                                                             -------   ------   -----
  TOTAL OWNERSHIP COSTS....................................    125.8    105.3   100.2
OTHER COSTS AND EXPENSES
Maintenance expense........................................      0.8      1.6     1.5
Selling, general and administrative........................     25.9     21.5    18.1
Asset impairment charges...................................     77.2      0.4     2.4
Other......................................................      1.0      1.8     8.8
                                                             -------   ------   -----
  TOTAL OTHER COSTS AND EXPENSES...........................    104.9     25.3    30.8
                                                             -------   ------   -----
(LOSS) INCOME BEFORE INCOME TAXES..........................   (182.9)    14.3     3.0
INCOME TAX (BENEFIT) PROVISION.............................    (73.7)     4.5     0.9
                                                             -------   ------   -----
NET (LOSS) INCOME..........................................  $(109.2)  $  9.8   $ 2.1
                                                             =======   ======   =====

COMPARISON OF YEAR ENDED DECEMBER 31, 2005 TO YEAR ENDED DECEMBER 31, 2004

SUMMARY

     Net loss was $109.2 million in 2005 compared to net income of $9.8 million in the prior year. The decrease in 2005 was primarily attributable to impairment losses recorded on twelve wholly owned aircraft and on the Company's investments in five joint ventures.

GROSS INCOME

     Air's 2005 gross income of $47.8 million was $97.1 million lower than 2004. The decrease was primarily driven by lower earnings from affiliates due to impairments. Excluding the effects of the impairments, gross income was $170.3 million, an increase of $25.4 million primarily driven by higher lease income and the significant increase in fee income.

     Lease income increased primarily due to the impact of higher rents on variable rate leases, which are indexed to market interest rates. Lease income also increased due to the full year recognition of lease income on three new aircraft, which were delivered at various times during 2004, and higher rates on certain renewed lease contracts. The increase in lease income was offset partially by a lower rental rate for a restructured lease with bankrupt carrier ATA Holdings and lower rates on lease extensions of certain older aircraft that were subsequently targeted for disposition. Air expects lease income to increase next year as a result of the full year effect of variable rate leases that repriced in 2005. In addition, based on current market conditions, aircraft scheduled for renewal in 2006 are expected to renew or re-lease at higher rental rates. The timing of the dispositions of the 12 held for sale aircraft may also impact lease income in 2006.

     Asset remarketing income decreased in 2005 due to lower realized gains on the sale of aircraft in 2005. During 2005, Air was able to leverage its expertise in managing and remarketing aircraft on behalf of its affiliates as well as other third parties. These efforts resulted in fee income of $12.6 million in 2005. Air expects its fee income to increase in 2006 as it allocates resources toward expanding aircraft management opportunities.

     Share of affiliates' earnings decreased from the prior year primarily due to asset impairment charges of $122.5 million relating to affiliate aircraft and affiliate investments targeted for disposition in 2005. Excluding these impairment losses, share of affiliates' earnings increased $10.5 million from the prior year primarily due to stronger earnings from several of Air's other affiliates, particularly the Rolls-Royce engine leasing affiliate and the new Alster and Thames Partners affiliate. The increase was partially offset by a $10.0 million impairment loss at the Pembroke Group affiliate that was recognized on its three aircraft on lease to Delta related to the airline's bankruptcy proceedings. Earnings from affiliates will continue to be affected in 2006 by the timing of aircraft and/or affiliate dispositions and the absence of depreciation for certain aircraft held for sale, as well as by the resulting final disposition gains and/or losses.

OWNERSHIP COSTS

     Ownership costs of $125.8 million in 2005 were $20.5 million higher than in 2004. The increase was primarily due to a $17.0 million increase in interest expense, which was primarily due to higher interest rates on debt associated with variable rate leases and was partially offset by lower average outstanding debt. Operating lease expense increased $3.2 million primarily due to a $4.8 million loss on a restructured sublease to ATA Holdings. Ownership costs in 2006 are expected to decrease principally as a result of the absence of depreciation on held for sale aircraft and the absence of the 2005 ATA loss. Depreciation expense in 2005 on the aircraft held for sale was $14.4 million. Interest expense is also expected to decrease as a result of lower debt levels as proceeds associated with aircraft and/or affiliate dispositions will be used to reduce debt.

OTHER COSTS AND EXPENSES

     Total other costs and expenses of $104.9 million in 2005 were $79.6 million higher than in 2004 primarily due to asset impairment charges of $73.9 million related to the write down of the aircraft held for sale. Asset impairment charges in 2006 may reflect gains or losses as held for sale aircraft fair value reassessments and/or final disposition results are recognized. SG&A expenses in 2005 increased by $4.4 million primarily due to higher employee costs and lower capitalized initial direct costs in 2005. Lower capitalized initial direct costs were the result of an absence of aircraft deliveries in 2005 compared to three new deliveries in 2004.

TAXES

     See "Consolidated Income Taxes" for a discussion of GFC's consolidated tax expense.

COMPARISON OF YEAR ENDED DECEMBER 31, 2004 TO YEAR ENDED DECEMBER 31, 2003

SUMMARY

     Net income of $9.8 million in 2004 increased $7.7 million from the prior year primarily due to gains on the sale of aircraft and the negative effect in 2003 of a loss on an unsecured Air Canada note. 2004 profit was also driven by strong joint venture performance, particularly at the Rolls-Royce engine leasing affiliate.

GROSS INCOME

     Air's 2004 gross income of $144.9 million was $10.9 million higher than 2003. The increase was primarily driven by higher lease and asset remarketing income.

     Lease income increased primarily due to the full year revenue recognition on six new aircraft that were delivered at various times during 2003 and the purchase and lease of three new aircraft along with the purchase of four aircraft subject to existing leases in 2004. Lease income in 2004 on the new aircraft purchases in 2004 and 2003 was approximately $12 million. The impact in 2004 of higher rents on variable rates leases, which are indexed to market interest rates, was $2.9 million. These increases were offset by early lease terminations and lower lease rates on certain renewed lease contracts. Asset remarketing income increased as the result of gains from the sale of four aircraft in 2004. Share of affiliates' earnings decreased from the prior year primarily due to asset impairments at the Pembroke Group in 2004, more than offsetting continued strong performance at the Rolls-Royce engine leasing joint venture.

OWNERSHIP COSTS

     Ownership costs of $105.3 million in 2004 were $5.1 million higher than in 2003. The increase was primarily due to the $4.4 million increase in depreciation resulting from a full year of depreciation on six new aircraft deliveries in 2003, three new deliveries in 2004, and four aircraft purchased in 2004.

OTHER COSTS AND EXPENSES

     Total other costs and expenses of $25.3 million in 2004 were $5.5 million lower than in 2003 primarily due to decreases in the provision for possible losses and asset impairment charges, partially offset by higher SG&A expenses. The provision for possible losses decreased $8.8 million from 2003 primarily due to a net $9.6 million loss provision in 2003 on the disposal of an unsecured Air Canada note. SG&A expenses increased by $3.4 million primarily due to higher employee costs in 2004.

TAXES

     See "Consolidated Income Taxes" for a discussion of GFC's consolidated tax expense.

                                  GATX SPECIALTY

     In aggregate, the Specialty portfolio declined in 2005 as the run-off of Venture Finance and other portfolio investments exceeded new investment. Specialty's total asset base, including off balance sheet assets, was $438.4 million at December 31, 2005 compared to $489.9 million and $721.3 million at December 31, 2004 and 2003, respectively. The Venture Finance portfolio has been substantially liquidated and as of December 31, 2005, consists primarily of $18.5 million of investments.

     Specialty is pursuing new investment opportunities, focusing on marine assets and other long-lived industrial equipment in targeted mature industries. During 2005, Specialty invested approximately $64.8 million in these asset types. Prospectively, it is expected that Specialty's asset levels will grow based on anticipated new investment volume. Such investments may be originated through direct or indirect channels. Future revenues may continue to be uneven due to the uncertain timing of asset remarketing income, fees and gains from the sales of securities. However, over time, Specialty expects loan lease, and affiliate income to comprise a greater proportion of its gross income.

     Components of Specialty's income statement are summarized below (in millions):

                                                              2005     2004     2003
                                                             ------   ------   ------
GROSS INCOME
Lease income...............................................  $ 31.4   $ 29.8   $ 42.9
Interest income on loans...................................     7.5     17.4     41.1
Asset remarketing income...................................    28.1     22.8     33.1
Gain on sale of securities.................................     6.8      4.1      6.7
Fees.......................................................     3.4      7.6      7.0
Other......................................................     2.9      2.7      5.7
                                                             ------   ------   ------
  Revenues.................................................    80.1     84.4    136.5
Share of affiliates' earnings..............................    43.3     22.4     22.7
                                                             ------   ------   ------
  TOTAL GROSS INCOME.......................................   123.4    106.8    159.2
OWNERSHIP COSTS
Depreciation...............................................     4.2      4.2     10.3
Interest expense, net......................................    18.0     26.2     43.5
Operating lease expense....................................     4.1      4.1      4.4
                                                             ------   ------   ------
  TOTAL OWNERSHIP COSTS....................................    26.3     34.5     58.2
OTHER COSTS AND EXPENSES
Maintenance expense........................................     0.8      0.8      1.1
Selling, general and administrative........................     7.7      8.7     17.3
Asset impairment charges...................................     3.2      1.6     16.2
Other......................................................     5.1     (4.2)     4.2
                                                             ------   ------   ------
  TOTAL OTHER COSTS AND EXPENSES...........................    16.8      6.9     38.8
                                                             ------   ------   ------
INCOME BEFORE INCOME TAXES.................................    80.3     65.4     62.2
INCOME TAXES...............................................    30.9     24.8     24.1
                                                             ------   ------   ------
NET INCOME.................................................  $ 49.4   $ 40.6   $ 38.1
                                                             ======   ======   ======

COMPARISON OF YEAR ENDED DECEMBER 31, 2005 TO YEAR ENDED DECEMBER 31, 2004

SUMMARY

     Specialty's net income increased from the prior year primarily as a result of the strong performance of its marine affiliates and significant remarketing gains, including a large residual sharing fee from a managed portfolio. While Specialty expects anticipated investment volume in 2006 to fuel growth in its loan, lease and affiliate income, net income in 2006 is expected to be lower than 2005 primarily due to an expected decline in asset remarketing gains.

GROSS INCOME

     Specialty's 2005 gross income of $123.4 million was $16.6 million higher than 2004. The increase was primarily the result of higher asset remarketing income and share of affiliates' earnings, offset by lower interest and fee income. Asset remarketing income increased $5.3 million from 2004 and was comprised of both gains from the sale of assets from Specialty's owned portfolio as well as residual sharing fees from the sale of managed assets. Because the timing of such sales is dependent on market conditions, asset remarketing income does not occur evenly from period to period. The increase of $20.9 million in share of affiliates' earnings is primarily attributable to high freight rates and utilization of vessels in the marine joint ventures. Lower anticipated shipping activity in 2006, compared to the historical highs achieved in 2005, is expected to lead to reduced marine affiliate income for the year. The decrease of $9.9 million in interest income was primarily the result of lower loan balances due to repayments in 2004 and 2005. Fee income decreased $4.2 million due to large asset management fees received in 2004.

OWNERSHIP COSTS

     Ownership costs of $26.3 million in 2005 were $8.2 million lower than 2004 due to lower interest expense resulting from a smaller investment portfolio and lower debt balances.

OTHER COSTS AND EXPENSES

     Other costs and expenses of $16.8 million in 2005 were $9.9 million higher than 2004 primarily as a result of a decrease in the reversal of provision for possible losses. Specialty reversed $7.1 million less in provision for possible losses in 2005 versus 2004. The reversals in both years were primarily due to favorable credit experience during the run-off of the Venture Finance portfolio and improvements in overall portfolio quality. No further reversals of the provision for losses are expected in 2006. Additionally, other operating costs increased in 2005 related to a marine operation that experienced higher utilization levels.

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

GROSS INCOME

     Specialty's 2004 gross income of $106.8 million was $52.4 million lower than 2003. The decrease was primarily the result of lower lease, interest and asset remarketing income. The decreases of $13.1 million in lease income and $23.7 million in interest income were the result of lower lease and loan balances due to the run-off of portfolio assets. Asset remarketing income decreased $10.3 million from 2003 and was comprised of both gains from the sale of assets from Specialty's own portfolio as well as residual sharing fees from the sale of managed assets. Share of affiliates' earnings were relatively unchanged from 2003 to 2004. However, 2004 income from marine joint ventures increased by $8.9 million compared to 2003, which offset by income realized in 2003 from other joint venture investments that have been dissolved.

OWNERSHIP COSTS

     Ownership costs of $34.5 million in 2004 were $23.7 million lower than 2003 consistent with the decrease in the portfolio. The $17.3 million decrease in interest expense was due to lower debt balances as a result of a smaller portfolio, and the $6.1 million decrease in depreciation was due to lower operating lease assets.

OTHER COSTS AND EXPENSES

     Other costs and expenses of $6.9 million in 2004 were $31.9 million lower than 2003 primarily as a result of decreased asset impairment charges, and an increase in the reversal of provision for possible losses, and lower SG&A expenses consistent with the decline in total assets. The 2003 asset impairment charges were primarily related to an investment in a corporate aircraft and various cost method equity investments. SG&A expenses decreased $8.6 million from 2003 reflecting lower personnel and other costs related to the exit from the venture business. Specialty reversed $6.5 million more in provision for possible losses in 2004 versus 2003 due to a better than expected performance within the portfolio.

  Taxes

     See "Consolidated Income Taxes" for a discussion of GFC's consolidated income tax expense.

                                    GATX OTHER

     Other is comprised of corporate results, including SG&A and interest expense not allocated to the segments, and the results of American Steamship Company ("ASC"), a Great Lakes shipping company.

     Components of the income statement are summarized below (in millions):

                                                              2005     2004     2003
                                                             ------   ------   ------
GROSS INCOME
Marine operating revenue...................................  $138.3   $111.8   $ 85.0
Asset remarketing income...................................      --      0.1     (0.7)
Other......................................................    26.7    142.9     41.0
                                                             ------   ------   ------
  TOTAL GROSS INCOME.......................................   165.0    254.8    125.3
OWNERSHIP COSTS
Depreciation...............................................     6.6      6.6      5.6
Interest expense, net......................................   (15.0)    (4.4)     9.5
Operating lease expense....................................    (0.3)    (0.3)     0.1
                                                             ------   ------   ------
  TOTAL OWNERSHIP COSTS....................................    (8.7)     1.9     15.2
OTHER COSTS AND EXPENSES
Marine operating expenses..................................   108.9     87.7     68.9
Selling, general and administrative........................    11.9     11.1     37.5
Other......................................................     8.0      2.0      8.9
                                                             ------   ------   ------
  TOTAL OTHER COSTS AND EXPENSES...........................   128.8    100.8    115.3
                                                             ------   ------   ------
INCOME (LOSS) BEFORE INCOME TAXES..........................    44.9    152.1     (5.2)
INCOME TAX PROVISION (BENEFIT).............................    21.0     58.9     (7.3)
                                                             ------   ------   ------
NET INCOME.................................................  $ 23.9   $ 93.2   $  2.1
                                                             ======   ======   ======

  COMPARISON OF YEAR ENDED DECEMBER 31, 2005 TO YEAR ENDED DECEMBER 31, 2004

SUMMARY

     Other net income of $23.9 million decreased $69.3 million in 2005 compared to net income of $93.2 million in 2004. Net income in 2004 benefited from a $37.8 million after-tax gain from the sale of a former Terminals facility in Staten Island and after-tax insurance recoveries of $31.5 million. Excluding these items, lower interest expense and stronger earnings from ASC in 2005 were more than offset by debt extinguishment and foreign earnings repatriation costs also incurred in 2005.

GROSS INCOME

     Gross income of $165.0 million in 2005 decreased $89.8 million from 2004. The decrease was primarily due to gains of $68.1 million from the sale of the Company's Staten Island property and $48.4 million from the receipt of settlement proceeds associated with litigation GFC had initiated against various insurers. The litigation was related to coverage issues in the 2000-2001 Airlog matter. Marine operating revenue increased in 2005 primarily due to higher freight rates, the revenue contribution from a new vessel, and revenues related to fuel surcharges. The fuel surcharges were largely offset by higher fuel costs in marine operating expenses.

OWNERSHIP COSTS

     Ownership costs of $(8.7) million in 2005 were $10.6 million lower than the prior year, primarily due to a decrease in interest expense. The decrease was the result of carrying less excess liquidity in 2005 compared to 2004.

OTHER COSTS AND EXPENSES

     Marine operating expenses in 2005 were $21.2 million higher than prior year primarily due to higher fuel costs. These increased costs were largely recovered through fuel surcharges included in marine operating income.

     Other operating expenses of $8.0 million were $6.0 million higher than prior year. 2005 costs were primarily attributable to $11.9 million of debt extinguishment costs related to liability management activities partially offset by a reversal of provision for possible losses.

TAXES

     See "Consolidated Income Taxes" for a discussion of GFC's consolidated income tax expense.

COMPARISON OF YEAR ENDED DECEMBER 31, 2004 TO YEAR ENDED DECEMBER 31, 2003

SUMMARY

     Other net income in 2004 benefited from a $37.8 million after-tax gain from the sale of a former terminals facility in Staten Island and incremental after-tax insurance recoveries of $20.7 million. 2003 net income benefited from $4.6 million of tax benefits realized during the year.

GROSS INCOME

     Gross income of $254.8 million in 2004 increased $129.5 million from 2003 primarily due to a $68.1 million gain from the sale of the Staten Island property and a $31.9 million incremental gain from settlement proceeds associated with the Airlog litigation. Higher marine operating revenue driven by increased demand, a larger fleet, and favorable operating conditions also contributed to the increase.

OWNERSHIP COSTS

     Ownership costs of $1.9 million were $13.3 million lower compared to 2003, primarily due to a decrease in interest expense. Lower average debt balances and lower average interest rates contributed to the favorable variance compared to 2003.

OTHER COSTS AND EXPENSES

     SG&A expenses of $11.1 million were $26.4 million lower than the prior year. The variance is largely due to reduce personnel costs, net of allocations to the segments, resulting from the transfer of approximately 200 corporate employees to the Parent Company; also contributing to the variance was the reversal of prior year reserves related to exited operations due to settlement of contract contingencies, offset by fees associated with a bond exchange completed in 2004. Other expenses decreased $6.9 million from 2003 through the absence of a $6.0 million impairment charge taken on an ASC off-lakes barge that ceased operations during the year.

                                 GFC CONSOLIDATED

CONSOLIDATED INCOME TAXES

     GFC's consolidated income tax expense from continuing operations was $21.0 million in 2005, compared to $115.9 million in 2004. The effective tax rate in 2005 was 31.4% compared to 36.2% in 2004. Comparability of tax expense as well as the effective tax rates in 2005 and 2004 is impacted by the aircraft impairment costs recognized in 2005, and by other non-recurring items in each year. In 2005, a tax benefit of $6.6 million was recognized in connection with costs related to the termination of a structured financing. This benefit was offset by $9.9 million of tax expense recognized on the repatriation of certain foreign earnings. In accordance with the special one-time dividends received deduction in the American Jobs Creation Act of 2004, GFC repatriated foreign earnings of $94.5 million in the fourth quarter of 2005. The 2004 tax expense provision was favorably impacted by deferred tax reductions of $2.4 million due to lower rates enacted in foreign jurisdictions. Excluding the impact of non-recurring items in each year, GFC's consolidated income tax rate would be 35.2% and 37.0% in 2005 and 2004, respectively. The decrease in the rate in 2005 from 2004 was primarily due to differences in the mix of domestic and foreign sourced income.

     See Note 13 to the consolidated financial statements for additional information about income taxes.

                            DISCONTINUED OPERATIONS

     The following table summarizes the gross income, income before taxes and the loss on sale of segment, net of taxes, for GFC's discontinued operations for all periods presented (in millions):

                                                              2005    2004     2003
                                                              ----   ------   ------
Gross Income................................................  $2.0   $104.0   $205.6
Income before taxes.........................................   1.2     30.1     25.0
Operating income, net of taxes..............................   0.8     18.3     15.2
Loss on sale of segment, net of taxes.......................    --     (7.2)      --
                                                              ----   ------   ------
  Total discontinued operations.............................  $0.8   $ 11.1   $ 15.2
                                                              ====   ======   ======

     On June 30, 2004, GFC completed the sale of substantially all the assets and related nonrecourse debt of its Technology segment to CIT Group, Inc. for net proceeds of $234.1 million. Subsequently, the remaining assets consisting primarily of interests in two joint ventures were sold by December 31, 2004. Financial data for the Technology segment has been segregated as discontinued operations for all periods presented.

     See Note 17 to the consolidated financial statements for additional information about discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

     GFC's operating subsidiaries fund investments and meet debt, lease and dividend obligations through cash from operating activities, portfolio proceeds (including proceeds from asset sales), commercial paper issuances, uncommitted money market lines, committed revolving credit facilities and the issuance of secured and unsecured debt. GFC utilizes both domestic and international capital markets and banks.

     Principal sources and uses of cash were as follows for the years ended December 31 (in millions):

                                                        2005        2004        2003
                                                      ---------   ---------   ---------
PRINCIPAL SOURCES OF CASH
Net cash provided by operating activities...........  $   386.6   $   431.3   $   304.4
Portfolio proceeds..................................      249.5       355.5       540.6
Proceeds from sale-leaseback........................      201.3          --          --
Proceeds from other asset sales.....................       46.0       129.6        23.0
Net proceeds from issuance of debt..................      549.5       127.8       495.5
                                                      ---------   ---------   ---------
                                                      $ 1,432.9   $ 1,044.2   $ 1,363.5
                                                      =========   =========   =========
PRINCIPAL USES OF CASH
Portfolio investments and capital additions.........  $  (515.9)  $  (758.5)  $  (628.6)
Repayments of debt..................................     (736.4)     (500.5)     (796.0)
Payments of capital lease obligations...............      (16.8)      (27.4)      (21.3)
Dividends...........................................      (73.3)     (106.9)      (55.9)
                                                      ---------   ---------   ---------
                                                      $(1,342.4)  $(1,393.3)  $(1,501.8)
                                                      =========   =========   =========

CREDIT FACILITIES

     In 2005, GFC entered into a new $525.0 million credit facility. This new five-year senior unsecured revolving facility expires in June 2010 and replaced the $445.0 million three-year revolving credit facility previously in place. At December 31, 2005, availability of the credit facility was $503.3 million, with $21.7 million of letters of credit issued and backed by the facility. These sources of cash are typically used to fund daily operations, and accumulate until they are paid down using cash flow or proceeds of long-term debt issuance.

RESTRICTIVE COVENANTS

     GFC is subject to various restrictive covenants, including requirements to maintain a defined net worth and a fixed charge coverage ratio. In addition, there are certain negative pledge provisions, including an asset coverage test. GFC does not anticipate any covenant violation in the credit facility, bank financings, or indenture, or other financings, nor does GFC anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

DEBT FINANCING

     During 2005, all of GATX's debt issuance was at GFC and its subsidiaries. Secured financings are comprised of the sale-leaseback of railcars and loans secured by railcars and aircraft. The railcar sale-leasebacks qualify as operating leases and the assets or liabilities associated with this equipment are not recorded on the balance sheet. As of December 31, 2005, GFC had a shelf registration for $1.0 billion of debt securities and pass through certificates, of which $496.5 million of senior unsecured notes had been issued.

     See Note 11 to the consolidated financial statements for detailed information on GFC's credit facilities, debt obligations and related restrictive covenants.

     Subsequent to year end, GFC issued $200.0 million of senior unsecured debt with a 5.8% coupon and a ten year term.

CREDIT RATINGS

     The availability of GFC's funding options may be affected by certain factors including the global capital market environment and outlook as well as GFC's financial performance. Access to capital markets at competitive rates is dependent on GFC's credit rating and rating outlook, as determined by rating agencies such as Standard & Poor's (S&P) and Moody's Investor Service (Moody's). Subsequent to December 31, 2005, S&P upgraded its credit rating on GFC's long-term unsecured debt to BBB from BBB- and changed GFC's rating outlook to stable. Also, S&P's credit rating for short-term unsecured debt was upgraded to A-2 from A-3. During the year, Moody's modified GFC's rating outlook from stable to positive, while its credit rating on GFC's long-term unsecured debt remained unchanged at Baa3. Throughout 2005, GFC's commercial paper credit ratings of A-3 (S&P) and P-3 (Moody's) restricted GFC's ability to utilize the commercial paper market as a source of funding. Despite these restrictions, at various times during 2005, GFC had in excess of $150 million of commercial paper outstanding. The upgraded S&P rating on GFC's short-term, unsecured debt is positive; however GFC's access to the commercial paper market may continue to be restricted as a result of Moody's P-3 rating.

2006 LIQUIDITY POSITION

     GFC expects that it will be able to meet its contractual obligations for 2006 through a combination of projected cash from operating activities, portfolio proceeds and its revolving credit facilities.

OFF BALANCE SHEET ARRANGEMENTS AND OTHER CONTINGENCIES

Contractual Commitments

     At December 31, 2005, GFC's contractual commitments, including debt maturities, lease payments, and unconditional purchase obligations were (in millions):

                                              PAYMENTS DUE BY PERIOD
                       --------------------------------------------------------------------
                        TOTAL       2006      2007     2008     2009     2010    THEREAFTER
                       --------   --------   ------   ------   ------   ------   ----------
Debt(a)..............  $2,450.9   $  376.4   $151.8   $284.3   $472.2   $344.6    $  821.6
Commercial paper and
  credit
  facilities.........      57.0       57.0       --       --       --       --          --
Capital lease
  obligations........      89.1       11.8     11.1     11.0     10.7      8.1        36.4
Operating leases --
  recourse...........   3,280.8      309.1    277.6    277.9    279.1    274.9     1,862.2
Operating leases --
  nonrecourse........     559.5       42.1     38.7     38.9     41.0     42.2       356.6
Unconditional
  purchase
  obligations........     412.0      220.6    155.7     35.7       --       --          --
                       --------   --------   ------   ------   ------   ------    --------
                       $6,849.3   $1,017.0   $634.9   $647.8   $803.0   $669.8    $3,076.8
                       ========   ========   ======   ======   ======   ======    ========

---------------

(a) Excludes fair value of debt derivatives of $2.2 million which does not represent a contractual commitment with a fixed amount or maturity date.

Unconditional Purchase Obligations

     At December 31, 2005, GFC's unconditional purchase obligations of $412.0 million consisted primarily of commitments to purchase railcars and aircraft. GFC had commitments of $234.4 million related to the committed railcar purchase program entered into in 2002. GFC also had commitments of $96.0 million for orders on three new aircraft to be delivered in 2006 and 2007. Additional unconditional purchase obligations include $68.4 million of other rail related commitments.

     At December 31, 2005, GFC's unconditional purchase obligations by segment were (in millions):

                                             PAYMENTS DUE BY PERIOD
                       -------------------------------------------------------------------
                       TOTAL     2006     2007    2008      2009       2010     THEREAFTER
                       ------   ------   ------   -----   --------   --------   ----------
Rail.................  $302.8   $166.5   $100.6   $35.7   $     --   $     --    $     --
Air..................    96.0     41.4     54.6      --         --         --          --
Specialty............    13.2     12.7      0.5      --         --         --          --
                       ------   ------   ------   -----   --------   --------    --------
                       $412.0   $220.6   $155.7   $35.7   $     --   $     --    $     --
                       ======   ======   ======   =====   ========   ========    ========

Future cash inflows

     The Company's primary projected cash inflow commitments arising from minimum future lease receipts from finance leases, net of debt payments for leveraged leases, and minimum future rental receipts from noncancelable operating leases as of December 31, 2005 were as follows (in millions):

                                   PROJECTED CASH INFLOW COMMITMENTS BY PERIOD
                        ------------------------------------------------------------------
                         TOTAL      2006     2007     2008     2009     2010    THEREAFTER
                        --------   ------   ------   ------   ------   ------   ----------
Finance leases........  $  460.3   $ 43.5   $ 34.3   $ 31.8   $ 32.5   $ 31.7     $286.5
Operating leases......   2,736.5    826.7    600.0    441.7    318.9    197.7      351.5
                        --------   ------   ------   ------   ------   ------     ------
Total.................  $3,196.8   $870.2   $634.3   $473.5   $351.4   $229.4     $638.0
                        ========   ======   ======   ======   ======   ======     ======

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

     Affiliate guarantees generally involve guaranteeing repayment of the financing utilized to acquire or lease in assets being leased by an affiliate to customers, and are in lieu of making direct equity investments in the affiliate. GFC is not aware of any event of default which would require it to satisfy these guarantees, and expects the affiliates to generate sufficient cash flow to satisfy their lease and loan obligations.

     Asset residual value guarantees represent GFC's commitment to third parties that an asset or group of assets will be worth a specified amount at the end of a lease term. Approximately 64% of the Company's asset residual value guarantees are related to rail equipment. Based on known facts and current market conditions, management does not believe that the asset residual value guarantees will result in any negative financial impact to GFC. Historically, gains associated with the residual value guarantees have exceeded any losses incurred. GFC believes these asset residual value guarantees will likely generate future income in the form of fees and residual sharing proceeds.

     Lease payment guarantees represent GFC's guarantees to financial institutions of finance and operating lease payments of an unrelated party in exchange for a fee.

     Other guarantees consists of GFC's indemnification of Airbus Industrie ("Airbus") related to the dissolution of Flightlease Holdings Limited ("FHG") and the allocation by Airbus of $77.8 million of pre-delivery payments to GFC towards the purchase of aircraft in 2001. These pre-delivery payments are also the subject of active litigation. No liability has been recorded with respect to this indemnification as GFC believes that the likelihood of having to perform under the indemnity is remote.

     GFC and its subsidiaries are also parties to standing letters of credit and bonds primarily related to workers' compensation and general liability insurance coverages. No material claims have been made against these obligations. At December 31, 2005, GFC does not expect any material losses to result from these off balance sheet instruments because performance is not anticipated to be required.

     GFC's commercial commitments at December 31, 2005 were (in millions):

                                      AMOUNT OF COMMITMENT EXPIRATION BY PERIOD
                            --------------------------------------------------------------
                            TOTAL     2006     2007     2008    2009    2010    THEREAFTER
                            ------   ------   ------   ------   -----   -----   ----------
Affiliate guarantees......  $ 29.5   $   --   $   --   $   --   $  --   $  --     $ 29.5
Asset residual value
  guarantees..............   368.6    150.1     18.3     20.1    28.1    60.6       91.4
Lease payment
  guarantees..............    27.3      3.1      3.0      3.0     2.2     2.2       13.8
Loan payment guarantee --
  Parent Company
  convertible debt........   300.0       --    175.0    125.0      --      --         --
Other guarantees(a).......    77.8       --       --       --      --      --         --
                            ------   ------   ------   ------   -----   -----     ------
  Guarantees..............   803.2    153.2    196.3    148.1    30.3    62.8      134.7
Standby letters of credit
  and bonds...............    23.6     23.6       --       --      --      --         --
                            ------   ------   ------   ------   -----   -----     ------
                            $826.8   $176.8   $196.3   $148.1   $30.3   $62.8     $134.7
                            ======   ======   ======   ======   =====   =====     ======

---------------
(a) No specific maturity date

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to use judgment in making estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and related disclosures. The Company regularly evaluates its estimates and judgments based on historical experience and other relevant factors and circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

- Impairment of long-lived assets -- In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, GFC performs a review for impairment of these assets, such as operating lease assets and facilities, whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated future net cash flows expected to be generated by the asset. Estimated future cash flows are based on a number of assumptions including lease rates, lease term, operating costs, life of the asset and disposition proceeds. If such assets are considered to be impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the assets exceeds fair value. Fair value is based on internal estimates supplemented with independent appraisals and/or market comparables when available and appropriate. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs.

- Impairment of investments in affiliated companies -- In accordance with Accounting Principles Board Opinion ("APB") No. 18, The Equity Method of Accounting for Investments in Common Stock, GFC reviews the carrying amount of its investments in affiliates annually, or whenever events or changes in circumstances indicate that a decline in value may have occurred.

    If management determines that indicators of impairment are present, an analysis is performed to estimate the fair value of the investment. Management defines fair value, for purposes of this policy, as the price that would be received for an investment in a current transaction between a willing buyer and seller. While quoted prices in active markets provide the best evidence of fair value, an active market does not exist for the majority of our joint venture investments. Thus an estimate of their fair value must be made. Some examples of acceptable valuation techniques that GFC may use to estimate fair value are discounted cash flows at the investee level, capitalized earnings or the present value of expected distributable cash from the investee. Additionally, price/earnings ratios based on comparable businesses may also be acceptable in certain circumstances. Other valuation techniques that are appropriate for the particular circumstances of a joint venture and for which sufficient data are available may also be used.

    Once an estimate of fair value is obtained it is compared to the investment's carrying value. If the investment's estimated fair value is less than its carrying value, then the investment is impaired. If an investment is impaired, then a determination is made as to whether the impairment is other-than-temporary. Factors that management considers in making this determination include: expected operating results for the near future, the length of the economic life cycle of the underlying assets of the business and the ability of the company to hold the investment through the end of the underlying assets' useful life. Anticipated management actions that are probable of being taken that may improve the business prospects of the investee are also considered.

    If management reasonably determines an investment to be temporarily impaired, no impairment loss would be recorded. Alternatively, if management determines that an investment is impaired on an other-than-temporary basis, a loss equal to the difference between the fair value of the investment and its carrying value is recorded in the period of identification.

- Impairment of goodwill -- In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, GFC reviews the carrying amount of its recorded goodwill annually or in interim periods if circumstances indicate a potential impairment. The impairment review is performed at the reporting unit level, which is one level below an operating segment. The goodwill impairment test is a two-step process and requires management to make certain judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit based on a discounted cash flow model using revenue and profit forecasts. Management then compares its estimate of the fair value of the reporting unit with the reporting unit's carrying amount, which includes goodwill. If the estimated fair value is less than the carrying amount, an additional step is performed that compares the implied fair value of the reporting unit's goodwill with the carrying amount of the goodwill. The determination of a reporting unit's implied fair value of the goodwill requires management to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the implied fair value of the goodwill. To the extent that the carrying amount of the goodwill exceeds its implied fair value, an impairment loss is recorded in the period of identification.

- Pension and Post-retirement Benefits Assumptions -- GFC's pension and post-retirement benefit obligations and related costs are calculated using actuarial assumptions. Two critical assumptions, the discount rate and the expected return on plan assets, are important elements of plan expense and liability measurement. GFC evaluates these critical assumptions annually. Other assumptions involve demographic factors such as retirement, mortality, turnover, health care cost trends and rate of compensation increases.

    The discount rate is used to calculate the present value of expected future pension and post-retirement cash flows as of the measurement date. The guideline for establishing this rate is high-quality, long-term bond rates. A lower discount rate increases the present value of benefit obligations and increases pension expense. The expected long-term rate of return on plan assets is based on current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. A lower-than-expected rate of return on pension plan assets will increase pension expense. See Note 14 to the consolidated financial statements for additional information regarding these assumptions.

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

     Interest Rate Exposure -- GFC's interest expense is affected by changes in interest rates as a result of its use of variable rate debt instruments. Based on GFC's variable rate debt instruments at December 31, 2005 and giving affect to related derivatives, if market rates were to increase hypothetically by 100 basis points, after-tax interest expense would increase by approximately $10.4 million in 2006.

     Functional Currency/Reporting Currency Exchange Rate Exposure -- GFC conducts operations in foreign countries, principally Europe and Canada. As a result, changes in the value of the U.S. dollar as compared to foreign currencies would affect GFC's reported earnings. Based on 2005 reported earnings from continuing operations, a uniform and hypothetical 10% strengthening in the U.S. dollar versus applicable foreign currencies would decrease after-tax income from continuing operations in 2006 by approximately $4.0 million.

     The interpretation and analysis of the results from the hypothetical changes to interest rates and currency exchange rates should not be considered in isolation; such changes would typically have corresponding offsetting effects. For example, offsetting effects are present to the extent that floating rate debt is associated with floating rate assets.

     Equity Price Exposure -- GFC also has equity price risk inherent in stock and warrants of companies in which it has investments. At December 31, 2005, the fair value of the stock and warrants was $3.6 million and $1.1 million, respectively. The hypothetical change in value from a 10% sensitivity test would not be material to GFC operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of GATX Financial Corporation

     We have audited the accompanying consolidated balance sheets of GATX Financial Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholder's equity, cash flows, and comprehensive income for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GATX Financial Corporation and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of GATX Financial Corporation's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2006 expressed an unqualified opinion thereon.

                                          (ERNST & YOUNG LLP SIG)

Chicago, Illinois
March 9, 2006

                  GATX FINANCIAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31
                                                              ---------------------
                                                                2005        2004
                                                              ---------   ---------
                                                                   IN MILLIONS
ASSETS
CASH AND CASH EQUIVALENTS...................................  $   105.7   $    63.1
RESTRICTED CASH.............................................       53.1        60.0
RECEIVABLES
Rent and other receivables..................................       87.0        76.9
Finance leases..............................................      336.5       285.9
Loans.......................................................       38.7        89.2
Less: allowance for possible losses.........................      (13.1)      (19.4)
                                                              ---------   ---------
                                                                  449.1       432.6
OPERATING LEASE ASSETS, FACILITIES AND OTHER
Rail........................................................    3,728.1     3,847.9
Air.........................................................    1,298.9     1,724.1
Specialty...................................................       90.8        65.4
Other.......................................................      234.4       211.7
Less: allowance for depreciation............................   (1,891.1)   (1,924.1)
                                                              ---------   ---------
                                                                3,461.1     3,925.0
DUE FROM GATX CORPORATION...................................      393.2       393.1
INVESTMENTS IN AFFILIATED COMPANIES.........................      667.3       718.6
GOODWILL....................................................       86.0        93.9
OTHER ASSETS................................................      310.3       214.7
                                                              ---------   ---------
TOTAL ASSETS................................................  $ 5,525.8   $ 5,901.0
                                                              =========   =========


LIABILITIES AND SHAREHOLDER'S EQUITY
ACCOUNTS PAYABLE AND ACCRUED EXPENSES.......................  $   145.0   $   135.7
DEBT
Commercial paper and bank credit facilities.................       57.0        72.1
Recourse....................................................    2,415.4     2,587.1
Nonrecourse.................................................       37.7        93.5
Capital lease obligations...................................       62.5        79.4
                                                              ---------   ---------
                                                                2,572.6     2,832.1
DEFERRED INCOME TAXES.......................................      665.7       767.8
OTHER LIABILITIES...........................................      373.6       390.8
                                                              ---------   ---------
TOTAL LIABILITIES...........................................    3,756.9     4,126.4
SHAREHOLDER'S EQUITY
Preferred stock.............................................      125.0       125.0
Common stock................................................        1.0         1.0
Additional paid in capital..................................      569.2       521.6
Retained earnings...........................................    1,071.7     1,098.4
Accumulated other comprehensive income......................        2.0        28.6
                                                              ---------   ---------
TOTAL SHAREHOLDER'S EQUITY..................................    1,768.9     1,774.6
                                                              ---------   ---------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY..................  $ 5,525.8   $ 5,901.0
                                                              =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                  GATX FINANCIAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                                2005       2004       2003
                                                              --------   --------   --------
                                                                       IN MILLIONS
GROSS INCOME
Lease income................................................  $  878.4   $  790.3   $  762.2
Marine operating revenue....................................     138.3      111.8       85.0
Interest income on loans....................................       8.5       17.8       41.4
Asset remarketing income....................................      43.7       36.5       37.9
Fees........................................................      17.7       20.9       18.0
Other.......................................................     100.3      210.5      101.0
                                                              --------   --------   --------
  Revenues..................................................   1,186.9    1,187.8    1,045.5
Share of affiliates' (losses) earnings......................     (28.8)      65.2       66.8
                                                              --------   --------   --------
TOTAL GROSS INCOME..........................................   1,158.1    1,253.0    1,112.3

OWNERSHIP COSTS
Depreciation................................................     202.7      194.5      188.0
Interest expense, net.......................................     143.9      141.5      158.5
Operating lease expense.....................................     187.0      173.6      176.0
                                                              --------   --------   --------
TOTAL OWNERSHIP COSTS.......................................     533.6      509.6      522.5

OTHER COSTS AND EXPENSES
Maintenance expense.........................................     194.9      189.2      166.0
Marine operating expenses...................................     108.9       87.7       68.9
Selling, general and administrative.........................     114.4      112.0      141.9
Asset impairment charges....................................      83.4        3.4       24.6
Other.......................................................      56.1       31.2       47.2
                                                              --------   --------   --------
TOTAL OTHER COSTS AND EXPENSES..............................     557.7      423.5      448.6
                                                              --------   --------   --------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES.......      66.8      319.9      141.2
INCOME TAXES................................................      21.0      115.9       44.0
                                                              --------   --------   --------
INCOME FROM CONTINUING OPERATIONS...........................      45.8      204.0       97.2
DISCONTINUED OPERATIONS, NET OF TAXES.......................       0.8       11.1       15.2
                                                              --------   --------   --------
NET INCOME..................................................  $   46.6   $  215.1   $  112.4
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                  GATX FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31
                                                              ---------------------------
                                                               2005      2004      2003
                                                              -------   -------   -------
                                                                      IN MILLIONS
OPERATING ACTIVITIES
Net income..................................................  $  46.6   $ 215.1   $ 112.4
Less: Income from discontinued operations...................      0.8      11.1      15.2
                                                              -------   -------   -------
Income from continuing operations...........................     45.8     204.0      97.2
Adjustments to reconcile income from continuing operations
  to net cash provided by operating activities of continuing operations:
  Gains on sales of assets and securities...................    (43.3)   (112.0)    (42.2)
  Depreciation..............................................    210.5     204.5     202.1
  (Reversal) provision for possible losses..................     (3.5)    (13.7)      4.7
  Asset impairment charges..................................     83.4       3.4      32.4
  Deferred income tax (benefit) provision...................     (2.7)    125.2      32.4
  Share of affiliates' losses (earnings), net of
    dividends...............................................     97.2     (32.4)    (47.4)
  Decrease in recoverable income taxes......................      8.9      57.4      74.7
  (Decrease) increase in operating lease payable............    (17.2)     (2.8)      3.9
  Increase in maintenance reserve deposits..................     33.8      27.5      20.8
  Increase in prepaid pension...............................     (5.2)     (4.1)     (3.9)
  Decrease in reduction in workforce accrual................     (1.2)     (1.6)    (16.5)
  Other.....................................................    (19.9)    (24.1)    (53.8)
                                                              -------   -------   -------
    Net cash provided by operating activities of continuing
     operations.............................................    386.6     431.3     304.4
INVESTING ACTIVITIES
Additions to equipment on lease, net of nonrecourse
  financing for leveraged leases, and facilities............   (412.1)   (703.6)   (397.0)
Loans extended..............................................       --     (14.2)    (49.5)
Investments in affiliated companies.........................    (29.9)     (7.8)    (99.6)
Other.......................................................    (73.9)    (32.9)    (82.5)
                                                              -------   -------   -------
  Portfolio investments and capital additions...............   (515.9)   (758.5)   (628.6)
Portfolio proceeds..........................................    249.5     355.5     540.6
Transfer of assets to GATX Corporation......................       --     (11.1)       --
Proceeds from sale-leaseback................................    201.3        --        --
Proceeds from other asset sales.............................     46.0     129.6      23.0
Net decrease (increase) in restricted cash..................      6.9       0.9     (28.4)
Effect of exchange rate changes on restricted cash..........       --        --      17.7
                                                              -------   -------   -------
  Net cash used in investing activities of continuing
    operations..............................................    (12.2)   (283.6)    (75.7)
FINANCING ACTIVITIES
Net proceeds from issuance of debt..........................    549.5     127.8     495.5
Repayment of debt...........................................   (736.4)   (500.5)   (796.0)
Net (decrease) increase in commercial paper and bank credit
  facilities................................................    (12.7)     57.8      (0.7)
Net decrease in capital lease obligations...................    (16.8)    (27.4)    (21.3)
Equity contributions from GATX Corporation..................     47.6        --        --
Advances (to) from GATX Corporation.........................    (97.2)    (46.3)     81.9
Cash dividends..............................................    (73.3)   (106.9)    (55.9)
                                                              -------   -------   -------
  Net cash used in financing activities of continuing
    operations..............................................   (339.3)   (495.5)   (296.5)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS.......     (1.4)      2.9       0.6
CASH FLOWS OF DISCONTINUED OPERATIONS (SEE NOTE 17)
  Operating cash flows......................................     (0.2)     35.0     140.9
  Investing cash flows......................................      9.1     222.7     (27.5)
  Financing cash flows......................................       --     (61.0)    (65.8)
                                                              -------   -------   -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........  $  42.6   $(148.2)  $ (19.6)
                                                              =======   =======   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                  GATX FINANCIAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY

                                                                               ACCUMULATED
                                                                                  OTHER
                                                                              COMPREHENSIVE
                                 PREFERRED   COMMON   ADDITIONAL   RETAINED      INCOME
                                   STOCK     STOCK     CAPITAL     EARNINGS      (LOSS)        TOTAL
                                 ---------   ------   ----------   --------   -------------   --------
                                                             (IN MILLIONS)
Balance at December 31, 2002...   $125.0      $1.0      $521.6     $  933.7      $(78.9)      $1,502.4
Comprehensive income:
  Net income...................                                       112.4                      112.4
  Foreign currency translation
     gain......................                                                    75.4           75.4
  Unrealized loss on
     securities................                                                     0.3            0.3
  Unrealized loss on
     derivatives...............                                                   (24.3)         (24.3)
                                                                                              --------
Comprehensive income...........                                                                  163.8
Dividends declared.............                                       (55.9)                     (55.9)
                                  ------      ----      ------     --------      ------       --------
Balance at December 31, 2003...   $125.0      $1.0      $521.6     $  990.2      $(27.5)      $1,610.3
Comprehensive income:
  Net income...................                                       215.1                      215.1
  Foreign currency translation
     gain......................                                                    55.5           55.5
  Unrealized gain on
     securities................                                                     2.2            2.2
  Unrealized loss on
     derivatives...............                                                    (1.6)          (1.6)
                                                                                              --------
Comprehensive income...........                                                                  271.2
Dividends declared.............                                      (106.9)                    (106.9)
                                  ------      ----      ------     --------      ------       --------
Balance at December 31, 2004...   $125.0      $1.0      $521.6     $1,098.4      $ 28.6       $1,774.6
Comprehensive income:
  Net income...................                                        46.6                       46.6
  Foreign currency translation
     loss......................                                                   (37.3)         (37.3)
  Unrealized loss on
     securities................                                                    (3.1)          (3.1)
  Unrealized gain on
     derivatives...............                                                    13.8           13.8
                                                                                              --------
Comprehensive income...........                                                                   20.0
Capital contribution...........                           47.6                                    47.6
Dividends declared.............                                       (73.3)                     (73.3)
                                  ------      ----      ------     --------      ------       --------
Balance at December 31, 2005...   $125.0      $1.0      $569.2     $1,071.7      $  2.0       $1,768.9
                                  ======      ====      ======     ========      ======       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                  GATX FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                               YEAR ENDED DECEMBER 31
                                                              ------------------------
                                                               2005     2004     2003
                                                              ------   ------   ------
                                                                    IN MILLIONS
Net income..................................................  $ 46.6   $215.1   $112.4
Other comprehensive (loss) income, net of tax:
  Foreign currency translation (loss) gain..................   (37.3)    55.5     75.4
  Unrealized (loss) gain on securities......................    (3.1)     2.2      0.3
  Unrealized gain (loss) on derivative instruments..........    13.8     (1.6)   (24.3)
                                                              ------   ------   ------
Other comprehensive (loss) income...........................   (26.6)    56.1     51.4
                                                              ------   ------   ------
COMPREHENSIVE INCOME........................................  $ 20.0   $271.2   $163.8
                                                              ======   ======   ======

  The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS

     GATX Financial Corporation ("GFC" or the "Company") is a wholly owned subsidiary of GATX Corporation ("GATX" or the "Parent Company"). GFC is headquartered in Chicago, Illinois and provides services primarily through three operating segments: GATX Rail ("Rail"), GATX Air ("Air"), and GATX Specialty ("Specialty"). GFC specializes in railcar and locomotive leasing, aircraft leasing, and the financing of other large-ticket equipment. In addition, GFC owns and operates a fleet of self-unloading vessels on the Great Lakes through its wholly owned subsidiary American Steamship Company ("ASC"). GFC also invests in companies and joint ventures that complement its existing business activities. GFC partners with financial institutions and operating companies to improve its scale in certain markets, broaden its diversification within asset classes and enter new markets. See discussion in Note 20 for additional details regarding each segment's operating results.

     In 2005 GATX Rail Holdings I, Inc. (Rail Holdings), a wholly owned subsidiary of GATX, was merged into GFC. As a result, ownership of approximately 1,500 railcars with a net book value of $83.1 million was transferred to GFC. Prior to the merger, Rail Holdings leased these railcars to GFC under a long term operating lease arrangement. Financial data of GFC has been restated for all periods presented to reflect the inclusion of Rail Holdings' activities and the elimination of the intercompany operating lease. As a result of the merger, total assets and stockholder's equity increased by $94.5 million and $2.1 million, respectively, at December 31, 2004 and net income for 2004 and 2003 increased by $0.7 million.

     In 2004, GFC completed the sale of substantially all the assets and related nonrecourse debt of its former Technology segment consisting of GATX Technology Services, its Canadian affiliate and interests in two joint ventures. Financial data for the Technology segment has been segregated as discontinued operations for all periods presented.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

     Consolidation -- The consolidated financial statements include the accounts of GFC and its wholly owned subsidiaries. Investments in affiliated companies (discussed herein) are not consolidated. The consolidated financial statements reflect the operations of the Technology segment as discontinued operations for all periods presented.

     Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") necessarily requires management to make estimates and assumptions that affect the amounts reported in the financial statements. The Company regularly evaluates estimates and judgments based on historical experience and other relevant facts and circumstances. Actual amounts could differ from those estimates.

     Reclassification -- Certain amounts in the 2004 and 2003 financial statements have been reclassified to conform to the 2005 presentation.

     Cash and Cash Equivalents -- GFC considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     Restricted cash -- Cash and cash equivalents which are restricted as to withdrawal and usage. GFC's restricted cash primarily relates to amounts maintained, as required by contract, for three bankruptcy remote, special-purpose corporations that are wholly owned by GFC.

     Loans -- GFC records loans at the principal amount outstanding plus accrued interest. The loan portfolio is reviewed regularly and a loan is classified as impaired when it is probable that GFC will be unable to collect all amounts due under the loan agreement. Since most loans are collateralized, impairment is generally measured as the amount by which the recorded investment in the loan exceeds expected payments plus the fair value of the underlying collateral. Generally, interest income is not recognized on impaired loans until the loan has been paid up to contractually current status or as conditions warrant.

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

Railcars....................................................   30 - 38 years
Locomotives.................................................        40 years
Aircraft. ..................................................        25 years
Buildings...................................................   40 - 50 years
Leasehold improvements......................................    5 - 40 years
Marine vessels..............................................   40 - 50 years

     Progress Payments -- GFC classifies amounts deposited toward the construction of wholly owned aircraft and other assets, including capitalized interest, as progress payments. Once GFC takes possession of the completed asset, amounts recorded as progress payments are reclassified to operating lease assets. Progress payments made for aircraft owned by joint ventures in which GFC participates are classified as investments in affiliated companies. As of December 31, 2005 and 2004, progress payments that were included with operating lease assets, were $30.0 million and $20.0 million, respectively.

     Investments in Affiliated Companies -- GFC has investments in 20 to 50 percent owned companies and joint ventures and other investments (collectively "affiliates") in which GFC does not have effective or voting control. These affiliates are accounted for using the equity method. Investments in affiliated companies are initially recorded at cost, including goodwill at the acquisition date. In certain instances, GFC's cost basis may be different than its share of the affiliates' net assets. These differences are primarily attributable to deferred gains on sales of assets to affiliates, loans to affiliates, and impairment losses recognized at the investor level. GFC defers the portion of any gains that relate to its proportional interest in an affiliate and recognizes them ratably, using the straight line method, over the useful life of the underlying asset. GFC makes loans to some of its affiliates, which GFC treats as equity contributions. Income on these loans offsets the proportional share of the affiliates' interest expense. GFC accounts for differences created by impairment losses recognized at the investor level as a basis difference so that GFC's share of future operating results from the affiliates will be reflective of the impairment charge taken. Pre-tax operating results from affiliates and impairment losses recognized at the investor level are reflected as share of affiliates' earnings (losses) in the statement of operations. The carrying amount of GFC's investments in affiliated companies is affected by GFC's share of the affiliates' undistributed earnings and losses; distributions of dividends, principal and loan payments from the affiliate, and impairment losses recognized at the investor level. See Note 6 for additional details on affiliates and Note 7 for impairment charges relating to affiliates.

     Inventory -- GFC has inventory that consists of railcar and locomotive repair components, vessel spare parts and fuel related to its marine operations. All inventory balances are stated at lower of cost or market. Railcar repair components are valued using the average cost method. Vessel spare parts inventory and vessel fuel inventory are valued using the first-in, first-out method. Inventory is included in other assets on the balance.

     Goodwill -- Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, establishes accounting and reporting standards for goodwill. Under these standards goodwill is no longer amortized, but rather subject to an annual impairment test. GFC's impairment review is performed at the reporting unit level, which is one level below the operating segment level. GFC recognizes an impairment charge for any amount by which the carrying amount of a reporting unit's goodwill exceeds its fair value. The impairment test is performed annually in the fourth quarter or in interim periods if events or circumstances indicate a potential impairment. Fair values are estimated using a discounted cash flow model. For further information on the Company's goodwill, see Note 8.

     Impairment of Long-Lived Assets -- A review for impairment of long-lived assets, such as operating lease assets and facilities, is performed whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If an asset is determined to be impaired, the impairment loss to be recognized is the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of are classified as held for sale and reported at the lower of their carrying amount or fair value less costs to sell. See Note 7 for details on aircraft impairments recorded in 2005.

     Maintenance and Repair Costs -- Maintenance and repair costs are expensed as incurred. Costs incurred by GFC in connection with planned major maintenance activities such as rubber linings and conversions that improve or extend the useful life of an asset are capitalized and depreciated over their estimated useful life.

     Allowance for Possible Losses -- The purpose of the allowance is to provide an estimate of credit losses with respect to gross receivables. Gross receivables include rent, direct finance (including leveraged leases net of nonrecourse debt), and loan receivables and direct finance lease residual values. GFC's estimate of the amount of provision (reversal) for losses incurred in each period requires consideration of historical loss experience, judgments about the impact of present economic conditions, collateral values, and the state of the markets in which GFC participates. GFC may also record specific provisions for known troubled accounts. GFC charges off amounts that management considers unrecoverable from obligors or the disposition of collateral. GFC assesses the recoverability of its receivables by considering several factors, including customer payment history and financial position. The allowance for possible losses is periodically reviewed for adequacy, taking into consideration changes in economic conditions, collateral values, credit quality indicators and customer-specific circumstances. GFC believes that the allowance is adequate to cover losses inherent in the receivables portfolio as of December 31, 2005.

     Income Taxes -- United States ("U.S.") income taxes have not been provided on the undistributed earnings of foreign subsidiaries and affiliates that GFC intends to permanently reinvest in these foreign operations. The cumulative amount of such earnings was $243.8 million at December 31, 2005. The American Jobs Creation Act of 2004 introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings to U.S. taxpayers ("repatriation provision") provided certain criteria are met. During the fourth quarter of 2005, GFC completed its evaluation of this opportunity and repatriated foreign earnings of $94.5 million at a tax cost of $9.9 million under the repatriation provision. See Note 13 for additional information on income taxes.

     Other -- Other liabilities include the accrual for post-retirement benefits, deferred operating lease payments, aircraft maintenance reserves, environmental, general liability, litigation and workers' compensation reserves; and other deferred credits.

     Aircraft Maintenance Reserves -- GFC's aircraft are typically subject to net leases under which the lessee is responsible for maintenance, insurance and taxes. Under the provisions of many of these leases, deposits are collected from lessees for future maintenance of the aircraft for which GFC establishes reserves. The reserves are attributable to specific aircraft and are classified as other liabilities. Upon occurrence of qualified maintenance events, which may range from routine maintenance to major airframe and engine overhauls, funds are disbursed and the reserve is relieved. Additionally, reserve amounts are reversed upon the sale of a related aircraft and included as a component of the disposition gain or loss.

     Derivatives -- SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those derivatives at fair value. GFC records the fair value of all derivatives as either other assets or other liabilities in the balance sheet.

     Instruments that meet established accounting criteria are formally designated as qualifying hedges at the inception of the contract. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value of the underlying exposure both at the inception of the hedging relationship and on an ongoing basis. GFC primarily uses derivatives, such as interest rate and currency swap agreements, Treasury rate locks, and forward sale agreements, as hedges to manage its exposure to interest rate and foreign currency exchange rate risk on existing and anticipated transactions. For qualifying derivatives designated as fair value hedges, changes in both the derivative and the hedged item attributable to the risk being hedged are recognized in earnings. For qualifying derivatives designated as cash flow hedges, the effective portion of the derivative's gain or loss is recorded as part of other comprehensive income in shareholders' equity and subsequently recognized in the income statement when the hedged transaction affects earnings. The change in fair value of the ineffective portion of all hedges is immediately recognized in earnings. For the years ended December 31, 2005, 2004, and 2003, no amounts were recognized in earnings for hedge ineffectiveness. Gains and losses resulting from the early termination of derivatives designated as cash flow hedges are included in other comprehensive income and recognized in income when the original hedged transaction affects earnings. Although GFC does not hold or issue derivative financial instruments for purposes other than hedging, certain derivatives may not meet the established criteria to qualify as hedges. These derivatives are adjusted to fair value through earnings immediately. See Note 12 for further discussion of GFC's derivative instruments.

     Environmental Liabilities -- Expenditures that relate to current or future operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to environmental reserves. Reserves are recorded in accordance with accounting guidelines to cover work at identified sites when GFC's liability for environmental cleanup is probable and a reasonable estimate of associated costs can be made. Adjustments to initial estimates are recorded as required. See Note 15 for a discussion of environmental contingencies.

     Revenue Recognition -- Gross income includes rents on operating leases, accretion of income on finance leases, interest on loans, marine operating revenue, fees, asset remarketing gains and losses, gains and losses on the sale of the portfolio investments and equity securities and share of affiliates' earnings. Operating lease income is recognized on a straight-line basis over the term of the underlying leases. Finance lease income is recognized on the basis of the interest method, which produces a constant yield over the term of the lease. Marine operating revenue is recognized as shipping services are performed and revenue is allocated among reporting periods based on the relative transit time in each reporting period for shipments in process at any month end. Asset remarketing income includes gains and losses from the sale of assets from GFC's portfolio as well as residual sharing fees from the sale of managed assets. Asset remarketing income is recognized upon completion of the sale of assets. Fee income, including management fees received from joint ventures, is recognized as services are performed, which may be over the period of a management contract or as contractual obligations are met.

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

     Residual Values -- GFC has investments in the residual values of its leasing portfolio. The residual values represent the estimate of the values of the assets at the end of the lease contracts. GFC initially records these based on appraisals and estimates. Realization of the residual values is dependent on GFC's ability to market the assets under future market conditions. GFC reviews residual values periodically to determine that recorded amounts are appropriate. For finance lease investments, GFC reviews the estimated residual values of leased equipment at least annually, and any other-than-temporary declines in value are immediately charged to income. In addition to a periodic review, events or changes in circumstances may trigger an earlier review of residual values.

     Investment Securities -- GFC's portfolio includes warrants received in connection with financing of non-public, venture-backed companies, common stock received upon the exercise of these warrants and debt securities. Equity securities are classified as available-for-sale in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The securities are carried at fair value and unrealized gains and losses arising from re-measuring securities to fair value are included on a net-of-tax basis as a separate component of accumulated other comprehensive income. Under the provision of SFAS No. 133, warrants are accounted for as derivatives, with changes in fair value recorded in current earnings. Upon conversion of the warrants to shares of common stock, the warrants are reclassified in the balance sheet as equity securities. Debt securities which management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Interest on debt securities, including amortization of premiums and accretion of discounts, are included in interest expense, net. Debt securities are written down to fair value when a decline in fair value below the security's amortized cost basis is determined to be other-than-temporary.

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

     Variable Interest Entities -- GFC has ownership interests in certain investments that are considered Variable Interest Entities ("VIEs") in accordance with FASB Interpretation No. 46R, Consolidation of Variable Interest Entities ("FIN 46R"). GFC does not believe it is the primary beneficiary with respect to any of the VIEs. As a result, GFC does not consolidate these entities. GFC's maximum exposure to loss with respect to these VIEs is approximately $235.8 million of which $208.5 million was the aggregate carrying value of these investments recorded on the balance sheet at December 31, 2005.

NEW ACCOUNTING PRONOUNCEMENTS

     Accounting for Leveraged Leases -- Prior to 2005, GFC entered into two structured leasing investments that are accounted for in the consolidated financial statements as leveraged leases in accordance with SFAS No. 13. SFAS No. 13 requires total income over the term of a leveraged lease to be recognized on a proportionate basis in those years in which the net investment in a lease is positive. The net investment is based on net cash flows earned from the lease, including the effect of related income taxes. During 2004, the Internal Revenue Service ("IRS") challenged the timing of certain tax deductions claimed with respect to these leveraged leases. GFC believes that its tax position related to these leveraged leases was proper, based upon applicable statutes, regulations and case law in effect at the time the leveraged leases were entered into. GFC and the IRS have entered into a confidential closing agreement with respect to one of the leveraged leases and are conducting settlement discussions with respect to the second. Resolution of this matter has not concluded and may ultimately be litigated.

     Under existing accounting guidance provided in SFAS No. 13, Accounting for Leases changes in estimates or assumptions not affecting estimated total net income from a leveraged lease, including the timing of income tax cash flows, do not change the timing of leveraged lease income recognition. On July 14, 2005, the Financial Accounting Standards Board ("FASB") issued proposed FASB Staff Position ("FSP") No. FAS 13-a, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction. The guidance in this proposal would apply to all transactions classified as leveraged leases in accordance with SFAS No. 13, and would require that the expected timing of income tax cash flows generated by a leveraged lease transaction be reviewed annually or more frequently if events or changes in circumstances indicate that a change in timing is probable of occurring. If during the lease term the expected timing of income tax cash flows generated by a leverage lease is revised, the rate of return and the allocation of income would be recalculated from the inception of the lease following the methodology provided in SFAS No. 13, which may result in a one-time, non-cash charge to earnings in the period of changed expectations. An equivalent amount of any such adjustment would then be recognized as income over the remaining term of the applicable leases; over the full term of these leases, cumulative accounting income would not change. This FSP is anticipated to be effective beginning in 2007 and is not expected to be material to the Company's consolidated financial position or results of operations.

NOTE 3.  LEASES

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

     Finance leases that are financed principally with nonrecourse borrowings at lease inception and that meet certain criteria are accounted for as leveraged leases. Leveraged lease receivables are stated net of the related nonrecourse debt. Initial unearned income represents the excess of anticipated cash flows (including estimated residual values, net of the related debt service) over the original investment in the lease. The Company recognized income from leveraged leases (net of taxes) of $4.3 million, $6.1 million and $10.7 million in 2005, 2004 and 2003, respectively.

     In 2003, GFC disposed of a leveraged lease commitment on passenger rail equipment. $184.9 million of assets were sold, including $108.4 million of restricted cash and $48.0 million of progress payments. In addition, $183.4 million of liabilities, primarily nonrecourse debt, were assumed by the acquirer.

     The components of the investment in finance leases at December 31 were (in millions):

                                        LEVERAGE LEASES     DIRECT FINANCING    TOTAL FINANCE LEASES
                                      -------------------   -----------------   ---------------------
                                        2005       2004      2005      2004       2005        2004
                                      --------   --------   -------   -------   ---------   ---------
Total minimum lease payments
  receivable........................  $1,031.4   $1,146.4   $318.0    $171.1    $1,349.4    $1,317.5
Principal and interest on
  third-party nonrecourse debt......    (889.1)    (965.5)      --        --      (889.1)     (965.5)
                                      --------   --------   ------    ------    --------    --------
  Net minimum future lease
     receivable.....................     142.3      180.9    318.0     171.1       460.3       352.0
Estimated non-guaranteed residual
  value of leased assets............      93.0      108.2     62.6      31.0       155.6       139.2
Unearned income.....................     (84.5)    (114.9)  (194.9)    (90.4)     (279.4)     (205.3)
                                      --------   --------   ------    ------    --------    --------
  Investment in finance leases......     150.8      174.2    185.7     111.7       336.5       285.9
Deferred taxes......................    (111.4)     (91.4)      --        --      (111.4)      (91.4)
                                      --------   --------   ------    ------    --------    --------
  Net investment....................  $   39.4   $   82.8   $185.7    $111.7    $  225.1    $  194.5
                                      ========   ========   ======    ======    ========    ========

     Operating Leases -- Rental income from operating leases is generally reported on a straight-line basis over the term of the lease. Rental income on certain leases is based on equipment usage. Rental income from usage rents was $22.3 million, $31.7 million and $33.4 million, in 2005, 2004 and 2003, respectively.

     Minimum Future Receipts -- Minimum future lease receipts from finance leases, net of debt payments for leveraged leases, and minimum future rental receipts from noncancelable operating leases at December 31, 2005 were (in millions):

                                                          FINANCE   OPERATING
                                                          LEASES     LEASES      TOTAL
                                                          -------   ---------   --------
2006....................................................  $ 43.5    $  826.7    $  870.2
2007....................................................    34.3       600.0       634.3
2008....................................................    31.8       441.7       473.5
2009....................................................    32.5       318.9       351.4
2010....................................................    31.7       197.7       229.4
Years thereafter........................................   286.5       351.5       638.0
                                                          ------    --------    --------
                                                          $460.3    $2,736.5    $3,196.8
                                                          ======    ========    ========

     The following information pertains to GFC as a lessee:

     Capital Leases -- GFC assets that are financed with capital lease obligations and subsequently leased to customers under either operating or finance leases, or otherwise utilized in operations at December 31 were (in millions):

                                                               2005      2004
                                                              -------   ------
Railcars and locomotives....................................  $  82.6   $116.4
Marine vessels..............................................     98.0     98.0
                                                              -------   ------
                                                                180.6    214.4
Less: allowance for depreciation............................   (138.3)  (158.1)
                                                              -------   ------
                                                                 42.3     56.3
Finance leases..............................................      6.2      7.5
                                                              -------   ------
                                                              $  48.5   $ 63.8
                                                              =======   ======

     Depreciation of capital lease assets is classified as depreciation in the consolidated statement of operations. Interest expense on the above capital leases was $5.3 million, $8.4 million and $12.0 million, in 2005, 2004 and 2003, respectively.

     Operating Leases -- GFC has financed railcars, aircraft, and other assets through sale-leasebacks that are accounted for as operating leases. A subsidiary of GFC has provided a guarantee for a portion of the residual value related to two operating leases. Operating lease expense was $187.0 million, $173.6 million and $176.0 million, in 2005, 2004 and 2003, respectively. Certain operating leases provide options for GFC to renew the leases or purchase the assets at the end of the lease term. The specific terms of the renewal and purchase options vary.

     In 2005, GFC completed a sale leaseback transaction for approximately 2,900 of its railcars (net book value of $170.0 million) for net proceeds of $201.3 million. The transaction resulted in a gain of $31.3 million, which was deferred and is being amortized as a component of operating lease expense over the 21 year term of the resulting operating lease.

     Future Minimum Rental Payments -- Future minimum rental payments due under noncancelable leases at December 31, 2005 were (in millions):

                                                                   RECOURSE    NONRECOURSE
                                                         CAPITAL   OPERATING    OPERATING
                                                         LEASES     LEASES       LEASES
                                                         -------   ---------   -----------
2006...................................................  $ 11.8    $  309.1      $ 42.1
2007...................................................    11.1       277.6        38.7
2008...................................................    11.0       277.9        38.9
2009...................................................    10.7       279.1        41.0
2010...................................................     8.1       274.9        42.2
Years thereafter.......................................    36.4     1,862.2       356.6
                                                         ------    --------      ------
                                                           89.1    $3,280.8      $559.5
                                                                   ========      ======
Less: amounts representing interest....................   (26.6)
                                                         ------
Present value of future minimum capital lease
  payments.............................................  $ 62.5
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

NOTE 4.  LOANS

     Loans are recorded at the principal amount outstanding plus accrued interest. The loan portfolio is reviewed regularly and a loan is classified as impaired when it is probable that GFC will be unable to collect all amounts due under the loan agreement. Since most loans are collateralized, impairment is generally measured as the amount by which the recorded investment in the loan exceeds expected payments plus the fair value of the underlying collateral. Generally, interest income is not recognized on impaired loans until the loan has been paid up to contractually current status or as conditions warrant.

     The types of loans in GFC's portfolio are as follows at December 31 (in millions):

                                                              2005    2004
                                                              -----   -----
Equipment and other.........................................  $36.3   $62.8
Venture Finance.............................................    2.4    26.4
                                                              -----   -----
Total loans.................................................  $38.7   $89.2
                                                              =====   =====
Impaired loans (included in total)..........................  $ 9.3   $13.8
                                                              -----   -----

     The Company has recorded an allowance for possible losses of $2.7 million and $5.7 million on impaired loans at December 31, 2005 and 2004, respectively. The average balance of impaired loans was $11.6 million, $21.4 million and $38.9 million during 2005, 2004 and 2003, respectively.

     At December 31, 2005, scheduled loan principal due by year was as follows (in millions):

                                                               LOAN PRINCIPAL
                                                               --------------
2006........................................................    $       7.2
2007........................................................            1.3
2008........................................................           15.4
2009........................................................            3.6
2010........................................................            3.6
Years thereafter............................................            7.6
                                                                -----------
                                                                $      38.7
                                                                ===========

NOTE 5.  ALLOWANCE FOR POSSIBLE LOSSES

     The purpose of the allowance is to provide an estimate of credit losses with respect to gross receivables inherent in the investment portfolio. Gross receivables include rent and other receivables, loans and finance leases. GFC's estimate of the amount of loss incurred in each period requires consideration of historical loss experience, judgments about the impact of present economic conditions, collateral values, and the state of the markets in which GFC participates, in addition to specific losses for known troubled accounts. GFC charges off amounts that management considers unrecoverable either from obligors or through the disposition of collateral. GFC assesses the recoverability of investments by considering factors such as a customer's payment history, financial position and the value of the related collateral.

     The following summarizes changes in the allowance for possible losses at December 31 (in millions):

                                                              2005     2004     2003
                                                              -----   ------   ------
Balance at the beginning of the year........................  $19.4   $ 40.6   $ 61.7
(Reversal) provision for losses.............................   (3.6)   (13.7)     4.7
Charges to allowance........................................   (4.7)    (8.7)   (26.7)
Recoveries and other........................................    2.0      1.2      0.9
                                                              -----   ------   ------
Balance at the end of the year..............................  $13.1   $ 19.4   $ 40.6
                                                              =====   ======   ======

     The reversals of provision for losses for 2005 and 2004 were primarily due to favorable credit experience achieved during the run-off of the Venture Finance portfolio and improvements in overall portfolio quality. The charges to the allowance in 2005 were primarily due to charge-offs related to Venture Finance investments. The charges to the allowance in 2004 were primarily due to charge-offs related to Rail and Specialty investments. The charges to the allowance in 2003 were primarily due to write-offs related to Air and Specialty investments.

     There were no material changes in estimation methods or assumptions for the allowances during 2005. GFC believes that the allowance is adequate to cover losses inherent in the gross receivables portfolio as of December 31, 2005. Since the allowance is based on judgments and estimates, it is possible that those judgments and estimates could change in the future, causing a corresponding change in the recorded allowance.

NOTE 6.  INVESTMENTS IN AFFILIATED COMPANIES

     Investments in affiliated companies represent investments in, and loans to and from, domestic and foreign companies and joint ventures that are in businesses similar to those of GFC, such as lease financing and related services for customers operating commercial aircraft, rail, marine and industrial equipment assets, as well as other business activities, including ventures that provide asset residual value guarantees in both domestic and foreign markets. These investments include net loans to affiliated companies of $276.3 million and $279.1 million at December 31, 2005 and 2004, respectively. Distributions received from affiliates were $105.4 million, $146.2 million and $145.8 million in 2005, 2004 and 2003, respectively.

     During 2005, GFC targeted five of its Air related affiliates for disposition of either its ownership interest or the underlying aircraft in the affiliate. As a result, the Company recorded impairment charges of $122.5 million ($74.5 million after tax) to write these assets down to fair value. Certain of these charges were recorded at the affiliate level and the remaining charges were recorded at the investor level. See Note 7 for details relating to these impairment charges.

     The following table shows GFC's investments in affiliated companies by segment at December 31 (in millions):

                                                               2005     2004
                                                              ------   ------
Rail........................................................  $ 99.7   $102.5
Air.........................................................   408.9    473.8
Specialty...................................................   158.7    142.3
                                                              ------   ------
                                                              $667.3   $718.6
                                                              ======   ======

     The table below provides detail on the ten largest investments in affiliates at December 31, 2005 ($'s in millions):

                                                                 GFC'S      GFC'S PERCENTAGE
NAME                                                SEGMENT    INVESTMENT      OWNERSHIP
----                                               ---------   ----------   ----------------
AAE Cargo........................................  Rail          $71.9           37.5%
GATX/CL Air Leasing Cooperative Association......  Air            62.8           30.0%
GATX 737-800 Partners............................  Air            60.9           25.1%
Alster and Thames Partners Ltd. .................  Air            60.3           50.0%
Cardinal Marine..................................  Specialty      42.9           50.0%
Javelin Leasing Limited..........................  Air            42.6           50.0%
Blue Dragon......................................  Air            38.5           50.0%
GATX 737-800 Partners III........................  Air            34.0           26.0%
GATX 737NG Partners..............................  Air            30.5           30.0%
PBG Capital Partners.............................  Specialty      28.9           50.0%

     The following table shows GFC's pre-tax share of affiliates' (losses) earnings by segment as of December 31 (in millions):

                                                               2005    2004    2003
                                                              ------   -----   -----
Rail........................................................  $ 16.3   $16.6   $12.5
Air.........................................................     1.3    26.2    31.6
Specialty...................................................    43.3    22.4    22.7
                                                              ------   -----   -----
                                                                60.9    65.2    66.8
Equity method impairments...................................   (89.7)     --      --
                                                              ------   -----   -----
                                                              $(28.8)  $65.2   $66.8
                                                              ======   =====   =====

     For purposes of preparing the following information, GFC made certain adjustments to the operating results reported by the affiliates. GFC recorded its loans to the affiliates as equity contributions. As a result, the affiliates' loan balances were reclassified from liabilities to equity and pre-tax income was adjusted to reverse related interest expense. Additionally, the effects of impairment losses recorded by GFC at the investor level are not reflected in the operating results of the affiliates.

     Operating results for all affiliated companies held at December 31, assuming GFC held a 100% interest, would be (in millions):

                                                              2005     2004     2003
                                                             ------   ------   ------
Revenues...................................................  $798.8   $685.1   $688.1
Pre-tax income reported by affiliates......................   110.8    131.6    117.1

     Summarized balance sheet data for all affiliated companies held at December 31, assuming GFC held a 100% interest, would be (in millions):

                                                                2005       2004
                                                              --------   --------
Total assets................................................  $5,510.5   $5,539.4
Long-term liabilities.......................................   3,007.2    3,225.6
Other liabilities...........................................     651.1      536.7
Shareholders' equity........................................   1,852.2    1,777.1

     At December 31, 2005 and 2004, GFC provided $35.2 million and $42.7 million, respectively, in lease and loan payment guarantees and $117.4 million and $122.0 million, respectively, in residual value guarantees related to affiliated companies.

NOTE 7.  IMPAIRMENT CHARGES RELATED TO AIR ASSETS TARGETED FOR DISPOSITION

     In the fourth quarter of 2005, GFC performed a comprehensive evaluation of the Air segment's aircraft related investments. As a result of this evaluation, management identified certain assets from both its wholly owned aircraft fleet and its affiliate investments that were not yielding an acceptable level of return and targeted these assets for disposition. In connection with this evaluation, impairment charges of $196.4 million ($119.4 million after tax) were recognized to write these assets down to their estimated fair values. Fair values for individual aircraft, including aircraft held by affiliates, were estimated using published appraised values for aircraft of similar make and age and adjusted for configuration differences and relative condition of the aircraft. Terms of underlying leases were also considered, as applicable. Affiliate investment fair values were estimated using discounted net cash flows anticipated to be realized by GFC either through the expected sale of underlying aircraft by the affiliate or disposition proceeds from the sale of GFC's ownership interest in the affiliate. Details of the assets identified for disposition are as follows:

     Wholly Owned Aircraft -- The wholly owned aircraft consist primarily of 12 older aircraft and meet the criteria under SFAS No. 144 for held for sale classification. In connection with the classification as held for sale, an impairment charge of $73.9 million ($44.9 million after tax) was recognized to write down the carrying value of the aircraft to their estimated fair values less costs to sell. The aircraft are expected to be substantially sold by the end of 2006. In accordance with SFAS No. 144, aircraft classified as held for sale are no longer depreciated; however, their fair values must be re-assessed through the date of sale and any adjustments must be recognized. A gain may be recognized for a subsequent increase in fair value, however not in excess of the cumulative loss previously recognized. All fair value adjustments and disposition gains and/or losses are recognized as asset impairment charges.

     Affiliate Investments -- Five of GFC's Air related investments in affiliates were targeted for disposition of either the affiliate or the underlying aircraft in the affiliate. As a result, impairment charges of $122.5 million ($74.5 million after tax) were recorded to write these investments down to their estimated fair values. Of this amount, $35.4 million (GFC's pro rata share) was recorded at the affiliates' level in accordance with SFAS No. 144. The remaining charges of $87.1 million were the result of other-than-temporary impairment determinations made by GFC and were recorded in accordance with APB
18. Both affiliate and investor level impairment charges were reported in share of affiliates' earnings (losses). The APB 18 impairment charges created a basis difference between GFC's carrying value and the underlying net assets recorded at the impacted affiliate. As a result, GFC's proportional share of future earnings from these affiliates will be reflective of the impairment charge taken.

NOTE 8.  GOODWILL

     Goodwill was $86.0 million and $93.9 million as of December 31, 2005 and 2004, respectively. In accordance with SFAS No. 142, an annual review for impairment of goodwill was performed in the fourth quarter of 2005 and 2004. GFC's impairment review consists of two steps and is performed at the reporting unit level, which is one level below an operating segment. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, the goodwill of the reporting unit is considered not impaired. If the carrying amount of the reporting unit exceeds its fair value, an additional step is performed that compares the implied fair value of the reporting unit's goodwill (as defined in SFAS No. 142) with the carrying amount of the goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.

     Reporting units were determined based on the composition of GFC's operating segments, taking into consideration whether the operating segments consisted of more than one business and, if so, whether the businesses operated in different economic environments. Goodwill resulting from each business combination was assigned to the same reporting unit that the assets and liabilities of the acquired businesses were assigned to. Fair values of the reporting units were estimated using discounted cash flow models. The key assumptions used in the discounted cash flow models included projected cash flow periods ranging from five to ten years; estimated terminal values; growth rates ranging from 2% to 8%; and discount rates ranging from 5% to 11%, which were based on the Company's cost of capital adjusted for the risk associated with the operations. GFC's reviews for 2005 and 2004 indicated there was no impairment of goodwill.

     The following reflects the changes in the carrying value of goodwill for the periods of December 31, 2003 to December 31, 2005 (in millions):

                                                              RAIL    TOTAL
                                                              -----   -----
Balance at December 31, 2003................................  $87.2   $87.2
Foreign currency translation adjustment.....................    6.7     6.7
                                                              -----   -----
Balance at December 31, 2004................................   93.9    93.9
Foreign currency translation adjustment.....................   (7.9)   (7.9)
                                                              -----   -----
Balance at December 31, 2005................................  $86.0   $86.0
                                                              =====   =====

NOTE 9.  INVESTMENT SECURITIES

     The following table summarizes GFC's investment securities as of December 31 (in millions):

                                                              2005    2004
                                                              -----   -----
Available-for-sale securities...............................  $ 3.6   $ 8.9
Held-to-maturity securities.................................   37.6    24.0
Warrants....................................................    1.1     3.0
                                                              -----   -----
                                                              $42.3   $35.9
                                                              =====   =====

     Proceeds from sales of available-for-sale securities totaled $9.3 million in 2005, $7.1 million in 2004 and $7.3 million in 2003. The held-to-maturity securities at December 31, 2005 are scheduled to mature in January 2007.

NOTE 10.  OTHER ASSETS AND OTHER LIABILITIES

     The following table summarizes the components of other assets reported on the consolidated balance sheets (in millions):

                                                                DECEMBER 31
                                                              ---------------
                                                               2005     2004
                                                              ------   ------
Assets held for sale........................................  $138.7   $ 10.2
Investment securities.......................................    42.3     35.9
Other investments...........................................    31.8     32.9
Fair value of derivatives...................................     7.2     26.0
Deferred financing costs....................................    36.8     42.4
Prepaid items, including pension............................    10.0     14.2
SG&A furniture, fixtures and other equipment, net of
  accumulated depreciation..................................     5.2      7.1
Inventory...................................................    25.2     25.8
Other.......................................................    13.1     20.2
                                                              ------   ------
                                                              $310.3   $214.7
                                                              ======   ======

     The following table summarizes the components of other liabilities reported on the consolidated balance sheets (in millions):

                                                                DECEMBER 31
                                                              ---------------
                                                               2005     2004
                                                              ------   ------
Accrued operating lease expense.............................  $129.8   $147.0
Aircraft maintenance reserves...............................   100.5     73.9
Environmental reserves......................................    34.8     37.5
Deferred gain on sale-leaseback.............................    32.7      4.6
Fair value of derivatives...................................    12.5     38.0
Other.......................................................    63.3     89.8
                                                              ------   ------
                                                              $373.6   $390.8
                                                              ======   ======

NOTE 11.  DEBT

  COMMERCIAL PAPER AND BANK CREDIT FACILITIES

                                                               DECEMBER 31
                                                              -------------
                                                              2005    2004
                                                              -----   -----
                                                               IN MILLIONS
Balance.....................................................  $57.0   $72.1
Weighted average interest rate..............................   4.42%   3.03%

  RECOURSE AND NONRECOURSE DEBT OBLIGATIONS

     Debt obligations and the range of interest rates as of year end were ($ in millions):

                                                                        DECEMBER 31
                                          INTEREST        FINAL     -------------------
                                            RATES       MATURITY      2005       2004
                                        -------------   ---------   --------   --------
VARIABLE RATE
Term notes and other obligations......  2.41% - 5.15%   2007-2016   $  900.8   $1,115.6
Nonrecourse obligations...............  2.71% - 5.32%   2007-2015       35.4       90.0
                                                                    --------   --------
                                                                       936.2    1,205.6
FIXED RATE
Term notes and other obligations......  4.05% - 8.88%   2006-2015    1,514.6    1,471.5
Nonrecourse obligations...............      8.30%         2007           2.3        3.5
                                                                    --------   --------
                                                                     1,516.9    1,475.0
                                                                    --------   --------
                                                                    $2,453.1   $2,680.6
                                                                    ========   ========

     Maturities of GFC's recourse and nonrecourse debt obligations as of December 31, 2005 were as follows (in millions):

                                                      TERM NOTES
                                                      AND OTHER    NONRECOURSE    TOTAL
                                                      ----------   -----------   --------
2006................................................   $  370.5       $ 5.9      $  376.4
2007................................................      146.7         5.1         151.8
2008................................................      282.0         2.3         284.3
2009................................................      469.7         2.5         472.2
2010................................................      342.0         2.6         344.6
Thereafter..........................................      802.3        19.3         821.6
                                                       --------       -----      --------
                                                        2,413.2        37.7       2,450.9
Fair value of debt derivatives......................        2.2          --           2.2
                                                       --------       -----      --------
  Total debt........................................   $2,415.4       $37.7      $2,453.1
                                                       ========       =====      ========

     Cash paid for interest, consisting of interest on debt obligations, interest rate swaps (net of interest received) and capital lease, interest was $143.5 million $152.7 million and $156.6 million for 2005, 2004 and 2003, respectively.

     Capital lease obligations, which are detailed in Note 3, were $62.5 million and $79.4 million for 2005 and 2004, respectively.

     At December 31, 2005, certain aircraft, railcars, and other equipment with a net carrying value of $1,081.3 million were pledged as collateral for $841.3 million of notes and obligations.

     Interest expense capitalized as part of the cost of construction of major assets was $1.5 million, $1.9 million and $4.2 million in 2005, 2004 and 2003, respectively.

     GFC has a shelf registration for $1.0 billion of debt securities and pass through certificates. At December 31, 2005, a total of $496.5 million of senior unsecured notes had been issued. GFC also has a $525.0 million five-year senior unsecured revolving facility which matures in June 2010. At December 31, 2005, availability under the revolving credit facility was $503.3 million, with $21.7 million of letters of credit issued and backed by the facility. The revolving credit facility contains various restrictive covenants, including requirements to maintain a defined net worth, an asset coverage test, and a fixed charge coverage ratio.

     The net worth of GFC at December 31, 2005 was $1.8 billion, which was in excess of the minimum net worth requirement of $1.3 billion, as defined in the credit facility. Additionally, the ratio of earnings to fixed charges, as defined in the credit facility, was 2.0x for the period ended December 31, 2005, in excess of the minimum covenant ratio of 1.3x. At December 31, 2005, GFC was in compliance with all covenants and conditions of the credit facility. Annual commitment fees for the revolving credit agreements are based on a percentage of the commitment and were approximately $1.0 million, $1.2 million and $1.4 million for 2005, 2004 and 2003, respectively.

     The indentures for GFC's public debt also contain restrictive covenants, including limitations on loans, advances or investments in related parties (including GATX), and dividends it may distribute to GATX. Some of the indentures also contain limitation on lien provisions that limit the amount of secured indebtedness that GFC may incur, subject to several exceptions, including those permitting an unlimited amount of purchase money indebtedness and nonrecourse indebtedness. In addition to the other specified exceptions, GFC would be able to incur liens securing a maximum of $677.1 million of additional indebtedness as of December 31, 2005 based on the most restrictive limitation on liens provision. At December 31, 2005, GFC was in compliance with all covenants and conditions of the indentures.

     The covenants in the credit facility and indentures effectively limit the ability of GFC to transfer funds to GATX in the form of loans, advances or dividends. At December 31, 2005, the maximum amount that GFC could transfer to GATX without violating its financial covenants was $728.2 million, implying that $647.5 million of subsidiary net assets were restricted. Restricted net assets are defined as the subsidiary's equity, less intercompany receivables from the parent company, less the amount that could be transferred to the parent company.

     A subsidiary's bank financing contains leverage and cash flow covenants that are specific to that subsidiary. Another subsidiary financing, guaranteed by GFC, contains various restrictive covenants, including requirements to maintain a defined net worth and a fixed charge coverage ratio, both of which are less restrictive than the requirements of the credit facility.

     GFC does not anticipate any covenant violation in the credit facility, bank financings, indenture, or other financings, nor does GFC anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

NOTE 12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     GFC may enter into derivative transactions for purposes of reducing earnings volatility and hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates on debt securities. These instruments are entered into only for hedging underlying exposures. GFC does not hold or issue derivative financial instruments for purposes other than hedging, except for warrants, which are not accounting hedges under SFAS No. 133. Certain derivatives may not meet the established criteria to be designated qualifying hedges, even though GFC believes they are effective economic hedges.

     Fair Value Hedges -- GFC uses interest rate swaps to convert fixed rate debt to floating rate debt and to manage the fixed to floating rate mix of its debt obligations. The fair value of interest rate swap agreements is determined based on the differences between the contractual rate of interest and the rates currently quoted for agreements of similar terms and maturities. As of December 31, 2005, maturities for fair value hedges range from 2006-2015.

     Cash Flow Hedges -- GFC's interest expense is affected by changes in interest rates as a result of its use of variable rate debt instruments, including commercial paper and other floating rate debt. GFC uses interest rate swaps and forward starting interest rate swaps to convert floating rate debt to fixed rate debt and to manage the floating to fixed rate ratio of the debt portfolio. The fair value of interest rate swap agreements is determined based on the differences between the contractual rate of interest and the rates currently quoted for agreements of similar terms and maturities. GFC enters into cross currency and interest rate swaps, currency and interest rate forwards, and Treasury rate locks as hedges to manage its exposure to interest rate and foreign currency exchange rate risk on existing and anticipated transactions. The fair values of these derivatives are based on interest rate swap rates, LIBOR futures, currency rates, and current forward foreign exchange rates. As of December 31, 2005, maturities for qualifying cash flow hedges range from 2006-2015.

     As of December 31, 2005, GFC expects to reclassify $1.4 million of net losses on derivative instruments from accumulated other comprehensive income
(loss) to earnings within the next twelve months related to various hedging transactions.

     Other Financial Instruments -- The fair value of other financial instruments represents the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of cash and cash equivalents, restricted cash, rent receivables, accounts payable, commercial paper and bank credit facilities approximate fair value due to the short maturity of those instruments. The carrying amounts of held-to-maturity securities and variable rate loans also approximate their fair values. Available-for-sale securities and warrants are carried at fair value. The fair value of fixed rate loans was estimated using discounted cash flow analyses, at interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The fair value of variable and fixed rate debt was estimated by performing a discounted cash flow calculation using the term and market interest rate for each note based on GFC's current incremental borrowing rates for similar borrowing arrangements.

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

     The following table sets forth the carrying amounts and fair values of GFC's financial instruments (in millions):

                                                              DECEMBER 31
                                               -----------------------------------------
                                                 2005       2005       2004       2004
                                               --------   --------   --------   --------
                                               CARRYING     FAIR     CARRYING     FAIR
                                                AMOUNT     VALUE      AMOUNT     VALUE
                                               --------   --------   --------   --------
ASSETS
Loans -- fixed...............................  $   16.2   $   13.9   $   65.8   $   61.2
Investment securities........................      42.3       42.3       35.9       35.9
Derivative instruments:
  Cash flow hedges...........................       3.5        3.5        2.1        2.1
  Fair value hedges..........................       3.3        3.3       23.7       23.7
  Non-qualifying.............................       0.4        0.4        0.2        0.2
                                               --------   --------   --------   --------
Total derivative instruments.................       7.2        7.2       26.0       26.0
                                               --------   --------   --------   --------
                                               $   65.7   $   63.4   $  127.7   $  123.1
                                               ========   ========   ========   ========


LIABILITIES
Commercial paper and bank credit
  facilities.................................  $   57.0   $   57.0   $   72.1   $   72.1
Debt -- fixed................................   1,516.9    1,567.1    1,475.0    1,580.5
Debt -- variable.............................     936.2      935.7    1,205.6    1,206.6
Derivative instruments:
  Cash flow hedges...........................       9.4        9.4       33.7       33.7
  Fair value hedges..........................       1.6        1.6        0.2        0.2
  Non-qualifying.............................       1.5        1.5        4.1        4.1
                                               --------   --------   --------   --------
Total derivative instruments.................      12.5       12.5       38.0       38.0
                                               --------   --------   --------   --------
                                               $2,522.6   $2,572.3   $2,790.7   $2,897.2
                                               ========   ========   ========   ========

     In the event that a counterparty fails to meet the terms of the interest rate swap agreement or a foreign exchange contract, GFC's exposure is limited to the market value of the swap if in GFC's favor. GFC manages the credit risk of counterparties by dealing only with institutions that the Company considers financially sound and by avoiding concentrations of risk with a single counterparty. GFC considers the risk of non-performance by a counterparty to be remote.

     For the years ended December 31, 2005, 2004 and 2003, gain (losses) of $2.1 million, ($3.8) million and ($3.8) million, respectively, were recognized in earnings for derivatives not qualifying as hedges.

NOTE 13.  INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. U.S. income taxes have not been provided on the undistributed earnings of foreign subsidiaries and affiliates that GFC intends to permanently reinvest in these foreign operations. The cumulative amount of such earnings was $243.8 million at December 31, 2005.

     In prior years, GATX assumed a portion of GFC's deferred tax liability in exchange for cash payments received from GFC. GATX contributed an amount equal to the aggregate of cash received to GFC in exchange for shares of preferred stock which are currently outstanding. Subsequently, GFC reacquired a portion of these deferred taxes and at December 31, 2005, the remaining balance assumed by GATX was $78.9 million, which is shown as a deferred tax adjustment in the table below.

     The American Jobs Creation Act of 2004 introduced a special, one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer provided certain criteria are met. During the fourth quarter of 2005, GFC completed its evaluation of this opportunity and repatriated earnings of $94.5 million at a tax cost of $9.9 million.

     Significant components of GFC's deferred tax liabilities and assets were (in millions):

                                                                DECEMBER 31
                                                              ---------------
                                                               2005     2004
                                                              ------   ------
DEFERRED TAX LIABILITIES
Book/tax basis difference due to depreciation...............  $374.2   $404.3
Leveraged leases............................................   111.4     91.4
Investments in affiliated companies.........................   107.2    173.6
Lease accounting (other than leveraged).....................   197.9    195.9
Other.......................................................    42.0     48.3
                                                              ------   ------
  Total deferred tax liabilities............................   832.7    913.5
DEFERRED TAX ASSETS
Accruals not currently deductible for tax purposes..........    47.6     52.9
Allowance for possible losses...............................     5.0      8.4
Other.......................................................    35.5      5.5
                                                              ------   ------
  Total deferred tax assets.................................    88.1     66.8
  Deferred tax adjustment...................................    78.9     78.9
                                                              ------   ------
  Net deferred tax liabilities..............................  $665.7   $767.8
                                                              ======   ======

     GFC and its U.S. subsidiaries are included in the consolidated federal income tax return of GATX. Income taxes are allocated based on GFC's contribution to the consolidated tax position.

     The components of (loss) income from continuing operations before income taxes consisted of (in millions):

                                                              YEAR ENDED DECEMBER 31
                                                             ------------------------
                                                              2005     2004     2003
                                                             ------   ------   ------
Domestic...................................................  $(32.2)  $253.3   $ 95.5
Foreign....................................................    99.0     66.6     45.7
                                                             ------   ------   ------
                                                             $ 66.8   $319.9   $141.2
                                                             ======   ======   ======

     Income taxes for continuing operations consisted of (in millions):

                                                              YEAR ENDED DECEMBER 31
                                                             ------------------------
                                                              2005     2004     2003
                                                             ------   ------   ------
CURRENT
Domestic:
  Federal..................................................  $   --   $(30.2)  $  4.1
  State and local..........................................     0.3      3.7     (2.7)
                                                             ------   ------   ------
                                                                0.3    (26.5)     1.4
Foreign....................................................    24.2     16.8     10.2
                                                             ------   ------   ------
                                                               24.5     (9.7)    11.6
DEFERRED
Domestic:
  Federal..................................................    (9.5)   112.7     17.2
  State and local..........................................    (6.8)    11.6      9.2
                                                             ------   ------   ------
                                                              (16.3)   124.3     26.4
Foreign....................................................     2.9      1.3      6.0
                                                             ------   ------   ------
                                                              (13.4)   125.6     32.4
Repatriated foreign earnings...............................     9.9       --       --
                                                             ------   ------   ------
Income taxes...............................................  $ 21.0   $115.9   $ 44.0
                                                             ======   ======   ======
Income taxes paid (recovered)..............................  $ 15.6   $(70.3)  $(74.5)
                                                             ======   ======   ======

     The tax amount recovered in 2003 is net of $28.7 million paid to the Internal Revenue Service ("IRS") to settle all disputed tax issues related to the audits for the years 1992 to 1997.

     The reasons for the difference between GFC's effective income tax rate and the federal statutory income tax rate were (in millions):

                                                              YEAR ENDED DECEMBER 31
                                                              ----------------------
                                                              2005     2004    2003
                                                              -----   ------   -----
Income taxes at federal statutory rate......................  $23.4   $112.0   $49.5
Adjust for effect of:
  Tax on repatriated foreign earnings.......................    9.9       --      --
  Extraterritorial income exclusion.........................   (0.9)    (1.4)   (1.7)
  Tax rate decrease on deferred taxes.......................     --     (2.4)   (1.8)
  State income taxes........................................   (4.3)     9.9     2.4
  Audit recovery............................................     --       --    (4.6)
  Foreign income tax rates..................................   (6.7)    (2.3)    0.1
  Other.....................................................   (0.4)     0.1     0.1
                                                              -----   ------   -----
Income taxes................................................  $21.0   $115.9   $44.0
                                                              =====   ======   =====
Effective income tax rate...................................   31.4%    36.2%   31.2%
                                                              =====   ======   =====

     During the fourth quarter of 2005, GFC repatriated $94.5 million of foreign earnings, pursuant to the special one-time dividends received deduction provided by the American Jobs Creation Act of 2004, at a tax cost of $9.9 million. The tax cost includes federal and state income taxes on the taxable portion of the dividends and related non-deductible costs, and foreign withholding taxes.

     The extraterritorial income exclusion ("ETI") is an exemption from U.S. federal income tax for the lease of U.S. manufactured equipment to foreign lessees. ETI was repealed for years after 2004 with a reduced benefit allowable in 2005 and 2006 under transition rules.

     The tax rate decrease on deferred taxes recorded in 2004 and 2003 is the result of changes in foreign income tax rates enacted in those years.

     State income taxes are provided on domestic pre-tax income or loss. The effect of state income tax on the overall income tax rate is impacted by the amount of domestic income subject to state taxes relative to total income from all sources.

     The recovery of tax audit reserve in 2003 was the reversal of prior year tax audit accruals as a result of the favorable resolution and settlement with the IRS of issues in the 1995 to 1997 audit.

     The effective income tax rate is impacted by foreign taxes on the earnings of foreign subsidiaries and affiliates which are imposed at rates that are different than the U.S. federal statutory rate. Foreign taxes are also withheld on certain payments received by the Company from foreign sources. The net amount of foreign tax that exceeds or is less than the U.S. statutory rate of tax on foreign earnings is shown above. The foreign income tax rate effects exclude the impact on deferred taxes of enacted changes in foreign rates, which are identified separately.

     The Company's U.S. income tax returns have been audited through 1997 and all issues for that period have been settled with the IRS. An audit by the IRS of the Company's U.S. tax returns for the period 1998 through 2002 is expected to be completed in the first quarter of 2006. During 2004, the IRS challenged certain deductions claimed by the Company with respect to two structured leasing investments. During 2005, GATX concluded a confidential settlement agreement with the IRS Appeals Division for one of the transactions on a basis consistent with existing reserves. GATX believes that its tax position related to the other disputed transaction was proper based upon applicable statutes, regulations and case law in effect at the time the transaction was entered into. GATX expects this issue will be appealed and may ultimately be litigated. Certain of the Company's subsidiaries are under audits for various periods in various state and foreign jurisdictions. The Company believes its reserves established for potential assessments, including interest and penalties with respect to the leasing transaction, and other open tax issues are reasonable. Once established, reserves are adjusted only when circumstances, including final resolution of an issue, require.

NOTE 14.  PENSION AND OTHER POST-RETIREMENT BENEFITS

     GFC participates in pension plans sponsored by GATX that cover substantially all employees. Benefits payable under the pension plans are based on years of services and/or final average salary. In addition GFC employees participate in GATX's other post-retirement plans that provide health care, life insurance and other benefits for certain retired domestic employees who meet established criteria. Most domestic employees are eligible for health care and life insurance benefits if they retire from GATX with immediate benefits under the GATX pension plan.

     Periodic costs pertaining to the GATX plans are allocated to GFC on the basis of payroll costs with respect to normal cost and on the basis of actuarial determinations for prior service cost. Allocated costs for continuing operations for 2005, 2004 and 2003 were $2.8 million, $2.4 million and $2.8 million, respectively. Plan benefit obligations, plan assets, and the components of net periodic costs for individual subsidiaries of GATX, including GFC, have not been determined.

NOTE 15.  CONCENTRATIONS, COMMITMENTS AND OTHER CONTINGENCIES

CONCENTRATIONS

     Concentration of Revenues -- GFC's revenues are derived from a wide range of industries and companies. Approximately 21% of total revenues are generated from customers in the chemical industry; for similar services, 18% of revenues are derived from the petroleum industry, and 11% of revenues are derived from the commercial airline industry. GFC's foreign identifiable revenues include fully consolidated railcar operations in Canada, Mexico, Poland, Austria and Germany. The Company did not derive revenues in excess of 10% of consolidated revenues from any one foreign country for any of the years ended December 31, 2005, 2004 and 2003.

     Concentration of Credit Risk -- Under its lease agreements with lessees, GFC retains legal ownership of the asset except where such assets have been financed by sale-leasebacks. For most loan financings to customers, the loan is collateralized by specifically related equipment. GFC performs credit evaluations prior to approval of a lease or loan contract. Subsequently, the creditworthiness of the customer and the value of the collateral are monitored on an ongoing basis. GFC maintains an allowance for possible losses to provide for potential losses that could arise should customers become unable to discharge their obligations to GFC. The Company did not derive revenues in excess of 10% of consolidated revenues from any one customer for any of the years ended December 31, 2005, 2004 and 2003.

COMMITMENTS

     Unconditional Purchase Obligations -- At December 31, 2005, GFC's unconditional purchase obligations of $412.0 million consisted primarily of railcar and aircraft acquisitions over the period of 2006 through 2008. GFC had commitments of $234.4 million related to the Rail committed purchase program, entered into in 2002. GFC also had commitments of $96.0 million for orders on three new aircraft to be delivered in 2006 and 2007. Unconditional purchase obligations also include $68.4 million of other rail related commitments.

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

     The following table shows GFC's commercial commitments for continuing operations (in millions):

                                                                DECEMBER 31
                                                              ---------------
                                                               2005     2004
                                                              ------   ------
Affiliate guarantees........................................  $ 29.5   $ 34.7
Asset residual value guarantees.............................   368.6    437.6
Lease payment guarantees....................................    27.3     30.3
Loan payment guarantee -- Parent Company convertible debt...   300.0    300.0
Other guarantees............................................    77.8     77.8
                                                              ------   ------
  Total guarantees..........................................   803.2    880.4
Standby letters of credit and bonds.........................    23.6     28.9
                                                              ------   ------
                                                              $826.8   $909.3
                                                              ======   ======

     At December 31, 2005, the maximum potential amount of lease, loan or residual value guarantees under which GFC or its subsidiaries could be required to perform was $803.2 million. The related carrying value of the guarantees on the balance sheet, including deferred revenue primarily associated with residual value guarantees entered into prior to the effective date of FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, was a liability of $2.1 million. The expirations of these guarantees range from 2006 to 2017. Any liability resulting from GFC's performance pursuant to the residual value guarantees will be reduced by the value realized from the underlying asset or group of assets. Historically, gains associated with the residual value guarantees have exceeded any losses and were recorded in asset remarketing income in the consolidated statements of operations. Based on known facts and current market conditions, management does not believe that the asset residual value guarantees will result in any significant adverse financial impact to the Company. Accordingly, the Company has not recorded any accrual for contingent losses with respect to the residual value guarantees as of December 31, 2005. GFC believes these asset residual value guarantees will likely generate future income in the form of fees and residual sharing proceeds.

     Affiliate guarantees generally involve guaranteeing an affiliate's repayment of the financing it utilized to acquire or lease in assets that it leases to customers, and are in lieu of making direct equity investments in the affiliate. GFC is not aware of any event of default which would require it to satisfy these guarantees, and expects the affiliates to generate sufficient cash flow to satisfy their lease and loan obligations.

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

     Lease payment guarantees represent GFC's guarantees to financial institutions of finance and operating lease payments of an unrelated party in exchange for a fee.

     Other guarantees consists of GFC's indemnification of Airbus Industrie ("Airbus") related to the dissolution of Flightlease Holdings Limited ("FHG") and the allocation by Airbus of $77.8 million of pre-delivery payments to GFC towards the purchase of aircraft in 2001. These pre-delivery payments are also the subject of active litigation. No liability has been recorded with respect to this indemnification as GFC believes that the likelihood of having to perform under the indemnity is remote

     GFC and its subsidiaries are also parties to standing letters of credit and bonds primarily related to workers' compensation and general liability insurance overages. No material claims have been made against these obligations. At December 31, 2005, management does not expect any material losses to result from these off balance sheet instruments since performance is not expected to be required.

OTHER CONTINGENCIES

     Environmental -- The Company's operations are subject to extensive federal, state and local environmental regulations. GFC's operating procedures include practices to protect the environment from the risks inherent in railcar leasing, which frequently involve transporting chemicals and other hazardous materials. Additionally, some of GFC's land holdings, including previously owned properties, are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, GFC is subject to environmental cleanup and enforcement actions. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), also known as the Superfund law, as well as similar state laws generally impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. GFC has been notified that it is a potentially responsible party ("PRP") for study and cleanup costs at two Superfund sites for which investigation and remediation payments are or will be made or are yet to be determined (the Superfund sites) and, in each instance, is one of many PRPs. In addition, GFC may be considered a PRP under certain other laws. Accordingly, under CERCLA and other federal and state statutes, GFC may be held jointly and severally liable for all environmental costs associated with a particular site. If there are other PRPs, GFC generally participates in the cleanup of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP.

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

     GFC is involved in a number of administrative and judicial proceedings and other mandatory cleanup efforts at 13 sites, including the Superfund sites, at which it is participating in the study or cleanup, or both, of alleged environmental contamination. GFC did not recognize an environmental expense in 2005 or 2003. The Company recognized environmental expense of $13.3 million in 2004 which consisted of $15.5 million for the sold Staten Island property offset by a Rail reserve reduction as a result of favorable resolution of certain other environmental matters. GFC paid $2.3 million, $0.4 million and $1.4 million during 2005, 2004 and 2003, respectively, for mandatory and unasserted claims cleanup efforts, including amounts expended under federal and state voluntary cleanup programs. GFC has recorded liabilities for remediation and restoration of all known sites of $34.8 million at December 31, 2005, compared with $37.5 million at December 31, 2004. These amounts are included in other liabilities on GFC's balance sheet. GFC's environmental liabilities are not discounted. GFC anticipates that the majority of the accrued costs at December 31, 2005, will be paid over the next five years and no individual site is considered to be material.

     The Company did not materially change its methodology for identifying and calculating environmental liabilities in the three years presented. There are currently no known trends, demands, commitments, events or uncertainties that are reasonably likely to occur and materially affect the methodology or assumptions described above.

     Recorded liabilities include GFC's best estimates of all costs for remediation and restoration of affected sites, without reduction for anticipated recoveries from third parties, and include both asserted and unasserted claims. However, GFC's total cleanup costs at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required; evolving environmental laws and regulations; advances in environmental technology, the extent of other parties' participation in cleanup efforts; developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, future charges to income for environmental liabilities could have a significant effect on results of operations in a particular quarter or fiscal year as individual site studies and remediation and restoration efforts proceed or as new sites arise. However, management believes it is unlikely any identified matters, either individually or in the aggregate, will have a material adverse effect on GFC's financial position or liquidity.

     Legal -- GFC and its subsidiaries have been named as defendants in a number of other legal actions and claims, various governmental proceedings and private civil suits arising in the ordinary course of business, including those related to environmental matters, workers' compensation claims by GFC employees and other personal injury claims. Some of the legal proceedings include claims for punitive as well as compensatory damages. Several of the Company's subsidiaries have also been named as defendants or co-defendants in cases alleging injury relating to asbestos. In these cases, the plaintiffs seek an unspecified amount of damages based on common law, statutory or premises liability or, in the case of ASC, the Jones Act, which makes limited remedies available to certain maritime employees. In addition, demand for indemnity with respect to asbestos-related claims filed against a former subsidiary has been made against the Company under a limited indemnity given in connection with the sale of such subsidiary. The number of these claims and the corresponding demands for indemnity against the Company decreased in the aggregate in 2005. It is possible that the number of these claims could begin to grow and that the cost of these claims, including costs to defend, could correspondingly increase in the future.

     The amounts claimed in some of the above described proceedings are substantial and while the final outcome of these matters cannot be predicted with certainty at this time, considering among other things meritorious legal defenses available and reserves that have been recorded along with applicable insurance, it is the opinion of management that none of these matters, when ultimately resolved, will have a material adverse effect on GFC's consolidated financial position or liquidity. However, an unexpected adverse resolution of one or more of these matters could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

NOTE 16.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     The change in components for accumulated other comprehensive income (loss) are as follows (in millions):

                                              FOREIGN                         UNREALIZED
                                             CURRENCY      UNREALIZED GAIN      LOSS ON
                                            TRANSLATION       (LOSS) ON       DERIVATIVE
                                            GAIN (LOSS)      SECURITIES       INSTRUMENTS    TOTAL
                                            -----------    ---------------    -----------    ------
Balance at December 31, 2002.............     $(62.1)           $ 1.4           $(18.2)      $(78.9)
  Change in component....................       78.2              7.7            (38.4)        47.5
  Reclassification adjustments into
     earnings............................       (2.8)            (7.2)            (0.3)       (10.3)
  Income tax effect......................         --             (0.2)            14.4         14.2
                                              ------            -----           ------       ------
Balance at December 31, 2003.............       13.3              1.7            (42.5)       (27.5)
  Change in component....................       55.5              1.1             (1.9)        54.7
  Reclassification adjustments into
     earnings............................         --              2.5             (0.2)         2.3
  Income tax effect......................         --             (1.4)             0.5         (0.9)
                                              ------            -----           ------       ------
Balance at December 31, 2004.............       68.8              3.9            (44.1)        28.6
  Change in component....................      (38.0)            (0.6)            18.7        (19.9)
  Reclassification adjustments into
     earnings............................        0.7             (4.4)             3.2         (0.5)
  Income tax effect......................         --              1.9             (8.1)        (6.2)
                                              ------            -----           ------       ------
Balance at December 31, 2005.............     $ 31.5            $ 0.8           $(30.3)      $  2.0
                                              ======            =====           ======       ======

NOTE 17.  DISCONTINUED OPERATIONS

     During 2004, consistent with GFC's strategy of focusing on the Company's core businesses, GFC sold its Technology segment. On June 30, 2004, substantially all of the assets of GATX Technology Services and its Canadian affiliate were sold with $291.5 million of related nonrecourse debt assumed by the acquirer. The remaining assets, consisting primarily of interests in two joint ventures, were sold by December 31, 2004. Financial data for the Technology segment has been segregated as discontinued operations for all periods presented.

     The following table summarizes the gross income, income before taxes and operating results of the Technology segment, for all periods presented (in millions):

                                                              2005    2004     2003
                                                              ----   ------   ------
Gross income................................................  $2.0   $104.0   $205.6
Income before taxes.........................................   1.2     30.1     25.0
Operating income, net of taxes..............................   0.8     18.3     15.2
Loss on sale of segment, net of taxes.......................    --     (7.2)      --
                                                              ----   ------   ------
  Total discontinued operations.............................  $0.8   $ 11.1   $ 15.2
                                                              ====   ======   ======

     The following tables summarize the components of discontinued operations reported on the consolidated statements of cash flows (in millions):

                                                            2005     2004      2003
                                                            -----   -------   -------
OPERATING ACTIVITIES
  Net cash (used in) provided by operating activities.....  $(0.2)  $  35.0   $ 140.9
INVESTING ACTIVITIES
  Portfolio investments and capital additions.............     --    (128.6)   (246.4)
  Portfolio proceeds......................................     --      95.1     218.9
  Net proceeds from sale of segment.......................    9.1     256.2        --
                                                            -----   -------   -------
     Net cash provided by (in used) investing
       activities.........................................    9.1     222.7     (27.5)
FINANCING ACTIVITIES
  Net proceeds from issuance of debt......................     --      76.5     220.2
  Repayments of debt......................................     --    (137.5)   (286.0)
                                                            -----   -------   -------
       Net cash used in financing activities..............     --     (61.0)    (65.8)
                                                            -----   -------   -------
CASH PROVIDED BY DISCONTINUED OPERATIONS, NET.............  $ 8.9   $ 196.7   $  47.6
                                                            =====   =======   =======

     During 2005, GFC received final distributions totaling $9.1 million associated with the 2004 sale of a joint venture interest.

NOTE 18.  REDUCTION IN WORKFORCE

     During 2002, GFC recorded a pre-tax charge of $16.9 million related to its 2002 reduction in workforce. This action was part of GATX's announced intention to exit the Venture Finance business and curtail investment at Specialty. The charge also included costs incurred as part of headcount reductions related to an integration plan implemented to rationalize the workforce and operations at GFC's Polish subsidiary. The total charge included involuntary employee separation and benefit costs of $14.7 million for 170 employees company-wide, as well as occupancy costs of $2.2 million. The employee groups terminated included professional and administrative staff. As of December 31, 2004, all of the employee terminations were completed.

     The following is the reserve activity for the years ended December 31 (in millions):

                                                              2005    2004     2003
                                                              -----   -----   ------
Balance at beginning of period..............................  $ 1.2   $ 2.6   $ 16.6
Benefits paid...............................................   (0.9)   (1.3)   (10.9)
Occupancy costs paid........................................   (0.3)   (0.4)    (3.2)
Other adjustments...........................................     --     0.3      0.1
                                                              -----   -----   ------
Balance at end of period....................................  $  --   $ 1.2   $  2.6
                                                              =====   =====   ======

     During 2001, GFC recorded a pre-tax charge of $13.4 million related to its 2001 reduction in workforce. This reduction was part of GATX's initiative to reduce selling, general and administrative ("SG&A") expenses in response to economic conditions and the divestiture of its Integrated Solutions Group operations. This charge included involuntary employee separation costs of $6.8 million for 147 employees company-wide, as well as legal fees of $0.5 million, occupancy costs of $5.1 million and other costs of $1.0 million. The employee groups terminated included professional and administrative staff, including corporate personnel. As of December 31, 2002, all of the employee terminations were completed.

     The following is the reserve activity for the year ended December 31, 2005 (in millions):

                                                              2005    2004    2003
                                                              -----   -----   -----
Balance at beginning of period..............................  $ 1.8   $ 2.9   $ 3.9
Benefits paid...............................................     --      --      --
Occupancy costs paid........................................   (0.8)   (0.8)   (1.0)
Other adjustments...........................................   (0.7)   (0.3)     --
                                                              -----   -----   -----
Balance at end of period....................................  $ 0.3   $ 1.8   $ 2.9
                                                              =====   =====   =====

NOTE 19.  FOREIGN OPERATIONS

     GFC has a number of investments in subsidiaries and affiliated companies that are located in or derive revenues from various foreign countries. GFC's foreign identifiable assets include investments in affiliated companies as well as fully consolidated railcar operations in Canada, Mexico, Poland, Austria and Germany, and foreign leases, loans and other investments. Foreign entities contribute significantly to GFC's share of affiliates' earnings. Revenues and identifiable assets are determined to be foreign or U.S.-based depending upon the location of the customer; classification of affiliates' earnings as foreign or domestic is made based upon the office location of the affiliate. The Company did not derive revenues in excess of 10% of consolidated revenues from any one foreign country for the years ended December 31, 2005, 2004 and 2003. In addition, no foreign country represented more than 10% of GFC's identifiable assets for continuing operations in 2005, 2004 or 2003.

     The table below is a summary GFC's continuing operations including subsidiaries and affiliated companies (in millions):

                                                          YEAR ENDED OR AT DECEMBER 31
                                                         ------------------------------
                                                           2005       2004       2003
                                                         --------   --------   --------
REVENUES
Foreign................................................  $  332.6   $  298.6   $  278.5
United States..........................................     854.3      889.2      767.0
                                                         --------   --------   --------
                                                         $1,186.9   $1,187.8   $1,045.5
                                                         ========   ========   ========
SHARE OF AFFILIATES' (LOSSES) EARNINGS
Foreign................................................  $  (42.2)  $   51.2   $   41.3
United States..........................................      13.4       14.0       25.5
                                                         --------   --------   --------
                                                         $  (28.8)  $   65.2   $   66.8
                                                         ========   ========   ========
IDENTIFIABLE BALANCE SHEET ASSETS FOR CONTINUING
  OPERATIONS
Foreign................................................   2,966.6   $2,886.9   $2,545.0
United States..........................................   2,559.2    3,002.7    3,264.0
                                                         --------   --------   --------
                                                         $5,525.8   $5,889.6   $5,809.0
                                                         ========   ========   ========

     Foreign generated cash flows are used to meet local operating needs and for reinvestment. For non-U.S. functional currency entities, the translation of the financial statements into U.S. dollars results in an unrealized foreign currency translation adjustment, a component of accumulated other comprehensive income
(loss).

NOTE 20.  FINANCIAL DATA OF BUSINESS SEGMENTS

     The financial data presented below conforms to SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and depicts the profitability, financial position and capital expenditures of each of GFC's continuing business segments. Segment profitability is presented to reflect operating results inclusive of allocated support expenses from the parent company.

     GFC provides services primarily through three operating segments: Rail, Air and Specialty. Other is comprised of corporate results and the operating results of American Steamship Company ("ASC"), a Great Lakes shipping company.

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

     Specialty is comprised of the former Specialty and Venture Finance business units, which are now managed as one operating segment. Specialty's portfolio consists primarily of leases and loans, frequently including interests in an asset's residual value, and joint venture investments involving a variety of underlying asset types, including marine, aircraft and other diversified investments. The Venture Finance business is in runoff and was substantially liquidated as of the end of 2005.

     Other is comprised of corporate results, including SG&A expenses and interest expense not allocated to segments, and the operating results of ASC, an operator of a fleet of self-unloading vessels on the Great Lakes.

     Management evaluates the performance of each segment based on several measures, including net income. These results are used to assess performance and determine resource allocation among the segments.

     GFC allocates corporate SG&A expenses to the segments. Corporate SG&A expenses relate to administration and support functions performed at the corporate office. Such expenses include information technology, human resources, legal, tax, financial support and executive costs. Directly attributable expenses are generally allocated to the segments and shared costs are retained in Other. Amounts allocated to the segments are approximated based on management's best estimate and judgment of direct support services.

     Debt balances and interest expense were allocated based upon a fixed recourse leverage ratio for each individual operating segment across all reporting periods, expressed as a ratio of debt (including off balance sheet debt) to equity. Unallocated debt and interest were retained in Other. For 2004 and 2003, the recourse leverage ratios for Rail, Air and Specialty were set at 5:1, 4:1, and 4:1, respectively. For 2005, Rail's recourse leverage ratio was set at 4.5:1, Air's recourse leverage ratio was set at 3:1 and Specialty's recourse leverage ratio was set at 4:1. The 2005 leverage ratios are reflective of GFC's lower consolidated leverage position. Management believes this leverage and interest expense allocation methodology provides a reasonable approximation of each operating segment's risk-adjusted financial return.

     The following tables present certain segment data for the years ended December 31, 2005, 2004 and 2003 (in millions):

                                         RAIL       AIR      SPECIALTY   OTHER     TOTAL
                                       --------   --------   ---------   ------   --------
2005 PROFITABILITY
Revenues.............................  $  808.2   $  133.6    $ 80.1     $165.0   $1,186.9
Share of affiliates' (losses)
  earnings...........................      13.7      (85.8)     43.3         --      (28.8)
                                       --------   --------    ------     ------   --------
Total gross income...................     821.9       47.8     123.4      165.0    1,158.1
Depreciation.........................     132.1       59.8       4.2        6.6      202.7
Interest, net........................      81.9       59.0      18.0      (15.0)     143.9
Operating lease expense..............     176.2        7.0       4.1       (0.3)     187.0
Asset impairment charges.............       3.0       77.2       3.2         --       83.4
Income (loss) from continuing
  operations before taxes............     124.5     (182.9)     80.3       44.9       66.8
Income (loss) from continuing
  operations.........................      81.7     (109.2)     49.4       23.9       45.8
                                       --------   --------    ------     ------   --------
SELECTED BALANCE SHEET DATA
Investments in affiliated
  companies..........................      99.7      408.9     158.7         --      667.3
Identifiable assets..................   2,719.4    1,746.6     427.3      632.5    5,525.8
                                       --------   --------    ------     ------   --------
CAPITAL EXPENDITURES
Portfolio investments and capital
  additions..........................     402.9       17.3      92.6        3.1      515.9
                                       --------   --------    ------     ------   --------

                                         RAIL       AIR      SPECIALTY   OTHER     TOTAL
                                       --------   --------   ---------   ------   --------
2004 PROFITABILITY
Revenues.............................  $  729.9   $  118.7    $ 84.4     $254.8   $1,187.8
Share of affiliates' earnings........      16.6       26.2      22.4         --       65.2
                                       --------   --------    ------     ------   --------
Total gross income...................     746.5      144.9     106.8      254.8    1,253.0
Depreciation.........................     124.2       59.5       4.2        6.6      194.5
Interest, net........................      77.7       42.0      26.2       (4.4)     141.5
Operating lease expense..............     166.0        3.8       4.1       (0.3)     173.6
Asset impairment charges.............       1.2        0.4       1.6        0.2        3.4
Income from continuing operations
  before taxes.......................      88.1       14.3      65.4      152.1      319.9
Income from continuing operations....      60.4        9.8      40.6       93.2      204.0
                                       --------   --------    ------     ------   --------
SELECTED BALANCE SHEET DATA
Investments in affiliated
  companies..........................     102.5      473.8     142.3         --      718.6
Identifiable assets..................   2,721.2    2,086.4     477.4      604.6    5,889.6
                                       --------   --------    ------     ------   --------
CAPITAL EXPENDITURES
Portfolio investments and capital
  additions..........................     489.9      225.2      22.7       20.7      758.5
                                       ========   ========    ======     ======   ========

                                         RAIL       AIR      SPECIALTY   OTHER     TOTAL
                                       --------   --------   ---------   ------   --------
2003 PROFITABILITY
Revenues.............................  $  681.3   $  102.4    $136.5     $125.3   $1,045.5
Share of affiliates' earnings........      12.5       31.6      22.7         --       66.8
                                       --------   --------    ------     ------   --------
Total gross income...................     693.8      134.0     159.2      125.3    1,112.3
Depreciation.........................     117.0       55.1      10.3        5.6      188.0
Interest, net........................      64.3       41.2      43.5        9.5      158.5
Operating lease expense..............     167.6        3.9       4.4        0.1      176.0
Asset impairment charges.............        --        2.4      16.2        6.0       24.6
Income (loss) from continuing
  operations before taxes............      81.2        3.0      62.2       (5.2)     141.2
Income from continuing operations....      54.9        2.1      38.1        2.1       97.2
                                       --------   --------    ------     ------   --------
SELECTED BALANCE SHEET DATA
Investments in affiliated
  companies..........................     140.9      484.9     221.8         --      847.6
Identifiable assets..................   2,401.6    1,977.0     707.6      722.8    5,809.0
                                       --------   --------    ------     ------   --------
CAPITAL EXPENDITURES
Portfolio investments and capital
  additions..........................     249.6      227.9     130.9       20.2      628.6
                                       ========   ========    ======     ======   ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

     The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")). Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this annual report, the Company's disclosure controls and procedures were effective.

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

     The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the Company's internal control over financial reporting as of the end of the period covered by this annual report based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Such evaluation included reviewing the documentation of the Company's internal controls, evaluating the design effectiveness of the internal controls and testing their operating effectiveness.

     Based on such evaluation, the Company's management has concluded that as of the end of the period covered by this annual report, the Company's internal control over financial reporting was effective.

     Ernst & Young LLP, the independent registered public accounting firm that audited the financial statements included in this annual report has issued an attestation report on management's assessment of the Company's internal control over financial reporting. That report appears below.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors of GATX Financial Corporation

     We have audited management's assessment, included in the accompanying Management's Report Regarding the Effectiveness of Internal Control and Procedures, that GATX Financial Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). GATX Financial Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

     In our opinion, management's assessment that GATX Financial Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, GATX Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholder's equity, cash flows, and comprehensive income for each of the three years in the period ended December 31, 2005 of GATX Financial Corporation and our report dated March 9, 2006 expressed an unqualified opinion thereon.

                                          (ERNST & YOUNG LLP SIG)

Chicago, Illinois
March 9, 2006

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     No change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15 (f) and 15d-15(f)) occurred during the fiscal quarter ended December 31, 2005 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

     (a) 1.  Financial Statements

                                                                      PAGE
                                                                      ----
        Documents Filed as Part of this Report:
        Report of Independent Registered Public Accounting
          Firm -- Ernst & Young LLP.................................   38
        Consolidated Balance Sheets -- December 31, 2005 and 2004...   39
        Consolidated Statements of Income -- Years Ended December
          31, 2005, 2004, and 2003..................................   40
        Consolidated Statements of Cash Flows -- Years Ended
          December 31, 2005, 2004, and 2003.........................   41
        Consolidated Statements of Changes in Shareholder's
          Equity -- December 31, 2005, 2004 and 2003................   42
        Consolidated Statements of Comprehensive Income -- Years
          Ended December 31, 2005, 2004, and 2003...................   43
        Notes to Consolidated Financial Statements..................   44

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

                                          GATX FINANCIAL CORPORATION
                                                       (Registrant)

                                                  /s/ Brian A. Kenney
                                          --------------------------------------
                                                     Brian A. Kenney
                                                   Chairman, President,
                                           Chief Executive Officer and Director
                                                      March 10, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

              SIGNATURE                                TITLE                      DATE
              ---------                                -----                      ----

         /s/ Brian A. Kenney                Chairman, President, Chief       March 10, 2006
--------------------------------------    Executive Officer and Director
           Brian A. Kenney                 (Principal Executive Officer)


         /s/ Robert C. Lyons              Vice President, Chief Financial    March 10, 2006
--------------------------------------    Officer and Director (Principal
           Robert C. Lyons                      Financial Officer)


        /s/ William M. Muckian            Vice President, Controller and     March 10, 2006
--------------------------------------       Chief Accounting Officer
          William M. Muckian              (Principal Accounting Officer)

                                 EXHIBIT INDEX

  EXHIBIT
   NUMBER                          EXHIBIT DESCRIPTION                        PAGE
  -------                          -------------------                        ----
FILED WITH THIS REPORT:
     12.       Statement regarding computation of ratios of earnings to
               combined fixed charges and preferred stock dividends.
     23.       Consent of Ernst & Young LLP, Independent Registered Public
               Accounting Firm
    31A.       Certification Pursuant to Exchange Act Rule 13a-14(a) and
               Rule 15d-14(a) (CEO Certification).
    31B.       Certification Pursuant to Exchange Act Rule 13a-14(a) and
               Rule 15d-14(a) (CFO Certification).
     32.       Certification Pursuant to 18 U.S.C. Section 1350 (CEO and
               CFO Certification).
INCORPORATED BY REFERENCE:
     3A.       Restated Certificate of Incorporation of GATX Financial
               Corporation is incorporated by reference to Exhibit 3A to
               GATX Financial Corporation Quarterly Report on Form 10-Q for
               the quarterly period ended June 30, 2005.
     3B.       By-laws of GATX Financial Corporation, as amended, dated
               January 7, 2004 are incorporated by reference to Exhibit 3B to GATX Financial Corporation Quarterly Report on Form 10-Q
               for the quarterly period ended June 30, 2005.
     4A.       Indenture dated July 31, 1989 between GATX Capital
               Corporation and The Chase Manhattan Bank is incorporated
               herein by reference to Exhibit 4(a) to GATX Capital
               Corporation's Form S-3, file number 33-30300.
     4B.       Supplemental Indenture dated as of December 18, 1991 between
               GATX Capital Corporation and The Chase Manhattan Bank is
               incorporated herein by reference to Exhibit 4(b) to GATX
               Capital Corporation's Form S-3, file number 33-64474.
     4C.       Second Supplemental Indenture dated as of January 2, 1996
               between GATX Capital Corporation and The Chase Manhattan
               Bank is incorporated herein by reference to Exhibit 4.3 to
               GATX Capital Corporation's Form 8-K dated October 15, 1997, file number 1-8319.
     4D.       Third Supplemental Indenture dated as of October 14, 1997
               between GATX Capital Corporation and The Chase Manhattan
               Bank is incorporated herein by reference to Exhibit 4.4 to
               GATX Capital Corporation's Form 8-K dated October 15, 1997, file number 1-8319.
     4E.       Indenture dated as of October 1, 1987 between General
               American Transportation Corporation and The Chase Manhattan
               Bank (National Association) is incorporated herein by
               reference to General American Transportation Corporation's
               Form S-3, file number 33-17692.
     4F.       First Supplemental Indenture dated as of May 15, 1988
               between General American Transportation Corporation and The
               Chase Manhattan Bank is incorporated herein by reference to
               General American Transportation Corporation's Form 10-Q for
               the quarterly period ended June 30, 1988, file number
               2-54754.
     4G.       Second Supplemental Indenture dated as of March 15, 1990
               between General American Transportation Corporation and The
               Chase Manhattan Bank is incorporated herein by reference to
               General American Transportation Corporation's Form 8-K dated
               March 15, 1990, file number 2-54754.
     4H.       Third Supplemental Indenture dated as of June 15, 1990
               between General American Transportation Corporation and The
               Chase Manhattan Bank is incorporated herein by reference to
               General American Transportation Corporation's Form 8-K dated
               June 29, 1990, file number 2-54754.

  EXHIBIT
   NUMBER                          EXHIBIT DESCRIPTION                        PAGE
  -------                          -------------------                        ----
     4I.       Fourth Supplemental Indenture dated as of June 15, 1996
               between General American Transportation Corporation and the
               Chase Manhattan Bank is incorporated herein by reference to
               Exhibit 4.1 to General American Transportation's Form 8-K
               dated January 26, 1996, file number 2-54754.
     4J.       Indenture dated as of November 1, 2003 between GATX
               Financial Corporation and JP Morgan Chase Bank is
               incorporated herein by reference to Exhibit 4Q to GATX
               Financial Corporation's Annual Report on Form 10-K for the
               fiscal year ended December 31, 2003, file number 1-8319.
     4K.       Indenture dated February 1, 2002 between GATX Corporation,
               GATX Financial Corporation and JP Morgan Chase Bank is
               incorporated herein by reference to Exhibit 4.3 to Form
               S-3/A dated June 18, 2002, file number 333-86212-01.
     4L.       Indenture dated as of August 15, 2003 between GATX
               Corporation, GATX Financial Corporation and JP Morgan Chase
               Bank, is incorporated herein by reference to Exhibit 4.3 to
               Form S-3 dated November 13, 2003, file number 33-110451.
    10A.       Amended and Restated Five Year Credit Agreement dated as of
               June 27, 2005 between GATX Financial Corporation, the
               lenders listed therein, and Citicorp USA, Inc., as
               Administrative Agent is incorporated herein by reference to
               GATX Financial Corporation's Form 8-K dated June 27, 2005, file number 1-8319.
    10B.       Participation Agreement, dated as of April 30, 2002, among
               USEB Aircraft Limited, Geary Leasing Limited, Jackson
               Leasing Limited, Jackson Leasing Corporation, Jackson
               Leasing (Ireland) Limited, Jackson Leasing (Cyprus) Limited,
               Kearny Leasing Limited, Walkers SPV Limited, Barclays Bank
               PLC, Wells Fargo Bank Northwest, N.A., GATX Financial
               Corporation and Export-Import Bank of the Untied States.
    10C.       GATX Guarantee, dated as of April 30, 2002, by GATX
               Corporation and GATX Financial Corporation in favor of Wells
               Fargo Bank Northwest, N.A.
    10D.       Aircraft Facility Agreement, dated as of December 20, 2001, among the lenders named therein, Halifax plc, Credit
               Lyonnais, Bayerische Landesbank Girozentrale, Kreditanstalt
               Fur Wiederaufbau, EFG Aircraft Limited, EFG Aircraft
               (Ireland) Limited, O'Farrell Leasing Limited, O'Farrell
               Leasing (Ireland) Limited and GATX Financial Corporation.
    10E.       ECA Facility Agreement Side Letter, dated December 20, 2001, among Credit Lyonnais, Halifax plc, Bayerische Landesbank
               Girozentrale, Kreditanstalt Fur Wiederaufbau and GATX
               Financial Corporation.
    10F.       Deed of Amendment, dated as of December 22, 2003 between EFG
               Aircraft (Holdings) Limited, EFGA Aircraft Limited, EFGB
               Aircraft Limited, EFG Aircraft Limited, EFG Aircraft
               (Ireland) Limited, O'Farrell Leasing Limited, O'Farrell
               Leasing (Ireland) Limited, O'Farrell Leasing Corporation,
               GATX Financial Corporation and Credit Lyonnais.
    10G.       Guarantee, dated as of December 2001, among GATX Financial
               Corporation, Credit Lyonnais, EFG Aircraft Limited and EFG
               Aircraft (Ireland) Limited.
    99B.       Certain instruments evidencing long-term indebtedness of
               GATX Financial Corporation are not being filed as exhibits to this Report because the total amount of securities
               authorized under any such instrument does not exceed 10% of
               GATX Financial Corporation's total assets. GATX Financial
               Corporation will furnish copies of any such instruments upon request of the Securities and Exchange Commission.