Form 10-K/A
period 2005-12-31
GATX FINANCIAL CORP
filed 2006-03-24
CIK 357019

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

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

     The registrant meets the conditions set forth in General Instructions I
(1)(a) and (b) of Form 10-K and, therefore, is filing this form with the reduced disclosure format.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

EXPLANATORY NOTE

     This Amendment No. 1 (this "Amendment") to GATX Financial Corporation's ("GFC") Annual Report on Form 10-K for the year ended December 31, 2005, originally filed on March 10, 2006 ("Original Filing"), is being filed to amend and correct certain financial information that appears in "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the Notes to the Consolidated Financial Statements reported as part of "Item 8:
Financial Statements and Supplementary Data." For ease of reference, this Amendment restates the Form 10-K in its entirety. Except for the specific changes noted below, no other changes have been made to the Original Filing. THIS AMENDMENT CONTINUES TO SPEAK AS OF THE DATE OF THE ORIGINAL FILING AND GFC HAS NOT UPDATED THE DISCLOSURE IN THIS AMENDMENT TO SPEAK TO ANY LATER DATE.

     Specifically, amounts shown for future minimum rental payments for Recourse Operating Leases as of December 31, 2005 were erroneously reported. Corrected amounts are reported as follows (in millions):

                                                                              AS
                                                              CORRECTED   PREVIOUSLY
                                                               AMOUNTS     REPORTED
                                                              ---------   ----------
2006........................................................  $  157.3     $  309.1
2007........................................................     141.7        277.6
2008........................................................     142.2        277.9
2009........................................................     142.8        279.1
2010........................................................     140.6        274.9
Years thereafter............................................     952.3      1,862.2
                                                              --------     --------
                                                              $1,676.9     $3,280.8
                                                              ========     ========

     The corrected information is included in the table of Contractual Commitments disclosed as part of OFF BALANCE SHEET ARRANGEMENTS AND OTHER CONTINGENCIES in Item 7 on page 32 and also disclosed in the table of Future Minimum Rental Payments in Note 3 to the Consolidated Financial Statements reported in Item 8 on page 50.

     The changes noted in this Amendment have no impact on results of operations, cash flows or statement of financial position for the reporting periods included in this annual report.

                           GATX FINANCIAL CORPORATION
                                 2005 FORM 10-K

                                     INDEX

                                                                               PAGE
ITEM NO.                                                                       NO.
--------                                                                       ----
                                      PART I
Item 1.          Business....................................................    2
                   General...................................................    2
                   Business Segments.........................................    2
                     GATX Rail...............................................    2
                     GATX Air................................................    3
                     GATX Specialty..........................................    5
                     GATX Other..............................................    6
                   Trademarks, Patents and Research Activities...............    6
                   Seasonal Nature of Business...............................    6
                   Customer Base.............................................    6
                   Employees.................................................    6
                   Environmental Matters.....................................    6
                   Available Information.....................................    6
Item 1A.         Risk Factors................................................    7
Item 1B.         Unresolved Staff Comments...................................   10
Item 2.          Properties..................................................   10
Item 3.          Legal Proceedings...........................................   11
Item 4.          Submission of Matters to a Vote of Security Holders.........   15
                 Executive Officers of the Registrant........................

                                      PART II
Item 5.          Market for Registrant's Common Equity, Related Stockholder
                 Matters and Issuer Purchases of Equity Securities...........   15
Item 6.          Selected Consolidated Financial Data-Five-Year Summary......   15
Item 7.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................   15
                   Year ended December 31, 2005 compared to year ended
                 December 31, 2004 and Year ended December 31, 2004 compared
                   to year ended December 31, 2003...........................   19
                   Liquidity and Capital Resources...........................   30
                   Critical Accounting Policies and Estimates................   34
                   New Accounting Pronouncements.............................   36
Item 7A.         Quantitative and Qualitative Disclosures about Market
                 Risk........................................................   36
Item 8.          Financial Statements and Supplementary Data.................   37
Item 9.          Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure....................................   72
Item 9A.         Controls and Procedures.....................................   72
Item 9B.         Other Information...........................................   74

                                     PART III
Item 10.         Directors and Executive Officers of the Registrant..........   74
Item 11.         Executive Compensation......................................   74
Item 12.         Security Ownership of Certain Beneficial Owners and
                 Management and Related Shareholder Matters..................   74
Item 13.         Certain Relationships and Related Transactions..............   74
Item 14.         Principal Accounting Fees and Services......................   74

                                      PART IV
Item 15.         Exhibits, Financial Statement Schedules.....................   74
                   Signatures................................................   75
                   Exhibits..................................................   76

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

OFF BALANCE SHEET ARRANGEMENTS AND OTHER CONTINGENCIES

Contractual Commitments

     At December 31, 2005, GFC's contractual commitments, including debt maturities, lease payments, and unconditional purchase obligations were (in millions):

                                              PAYMENTS DUE BY PERIOD
                       --------------------------------------------------------------------
                        TOTAL       2006      2007     2008     2009     2010    THEREAFTER
                       --------   --------   ------   ------   ------   ------   ----------
Debt(a)..............  $2,450.9   $  376.4   $151.8   $284.3   $472.2   $344.6    $  821.6
Commercial paper and
  credit
  facilities.........      57.0       57.0       --       --       --       --          --
Capital lease
  obligations........      89.1       11.8     11.1     11.0     10.7      8.1        36.4
Operating leases --
  recourse...........   1,676.9      157.3    141.7    142.2    142.8    140.6       952.3
Operating leases --
  nonrecourse........     559.5       42.1     38.7     38.9     41.0     42.2       356.6
Unconditional
  purchase
  obligations........     412.0      220.6    155.7     35.7       --       --          --
                       --------   --------   ------   ------   ------   ------    --------
                       $5,245.4   $  865.2   $499.0   $512.1   $666.7   $535.5    $2,166.9
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

     Future Minimum Rental Payments -- Future minimum rental payments due under noncancelable leases at December 31, 2005 were (in millions):

                                                                   RECOURSE    NONRECOURSE
                                                         CAPITAL   OPERATING    OPERATING
                                                         LEASES     LEASES       LEASES
                                                         -------   ---------   -----------
2006...................................................  $ 11.8    $  157.3      $ 42.1
2007...................................................    11.1       141.7        38.7
2008...................................................    11.0       142.2        38.9
2009...................................................    10.7       142.8        41.0
2010...................................................     8.1       140.6        42.2
Years thereafter.......................................    36.4       952.3       356.6
                                                         ------    --------      ------
                                                           89.1    $1,676.9      $559.5
                                                                   ========      ======
Less: amounts representing interest....................   (26.6)
                                                         ------
Present value of future minimum capital lease
  payments.............................................  $ 62.5
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

                                          GATX FINANCIAL CORPORATION
                                                       (Registrant)

                                                  /s/ Brian A. Kenney
                                          --------------------------------------
                                                     Brian A. Kenney
                                                   Chairman, President,
                                           Chief Executive Officer and Director
                                                      March 24, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

              SIGNATURE                                TITLE                      DATE
              ---------                                -----                      ----

         /s/ Brian A. Kenney                Chairman, President, Chief       March 24, 2006
--------------------------------------    Executive Officer and Director
           Brian A. Kenney                 (Principal Executive Officer)


         /s/ Robert C. Lyons              Vice President, Chief Financial    March 24, 2006
--------------------------------------    Officer and Director (Principal
           Robert C. Lyons                      Financial Officer)


        /s/ William M. Muckian            Vice President, Controller and     March 24, 2006
--------------------------------------       Chief Accounting Officer
          William M. Muckian              (Principal Accounting Officer)

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