Form 10-Q
period 2006-03-31
GATX FINANCIAL CORP
filed 2006-05-05
CIK 357019

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

                  For the quarterly period ended March 31, 2006

                                       or

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

The registrant had 1,051,250 shares of $1 par value common stock outstanding (all owned by GATX Corporation) as of April 15, 2006.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

================================================================================

                            GATX FINANCIAL CORPORATION

                                    FORM 10-Q

              QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2006

                                      INDEX

Item No.                                                                        Page No.
--------                                                                        --------
                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
           Consolidated Balance Sheets (Unaudited)...........................       1
           Consolidated Statements of Income (Unaudited).....................       2
           Consolidated Statements of Cash Flows (Unaudited).................       3
           Notes to the Consolidated Financial Statements (Unaudited)........       4

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations
           Forward Looking Statements........................................      10
           Business Overview.................................................      10
           Financial Summary.................................................      10
           Comparison of First Three Months Results of Operations
             by Business Segment.............................................      12
           Cash Flow and Liquidity...........................................      17
           New Accounting Pronouncements.....................................      18
           Critical Accounting Policies......................................      18

Item 3. Quantitative and Qualitative Disclosures about Market Risk...........      18

Item 4. Controls and Procedures..............................................      18

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...................................................      19

Item 1A. Risk Factors........................................................      19

Item 6.  Exhibits............................................................      19

SIGNATURE....................................................................      20

EXHIBIT INDEX................................................................      21

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   GATX FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                  (IN MILLIONS)

                                                          MARCH 31   DECEMBER 31
                                                            2006         2005
                                                         ---------   -----------
ASSETS
CASH AND CASH EQUIVALENTS ............................   $    79.1    $  105.7
RESTRICTED CASH ......................................        53.9        53.1
RECEIVABLES
Rent and other receivables ...........................        67.2        87.0
Finance leases .......................................       361.1       336.5
Loans ................................................        34.4        38.7
Less: allowance for possible losses ..................       (12.8)      (13.1)
                                                         ---------    --------
                                                             449.9       449.1
OPERATING LEASE ASSETS, FACILITIES AND OTHER
Rail .................................................     3,930.4     3,728.1
Air ..................................................     1,300.4     1,298.9
Specialty ............................................        91.7        90.8
Other ................................................       237.0       234.4
Less: allowance for depreciation .....................    (1,911.9)   (1,891.1)
                                                         ---------    --------
                                                           3,647.6     3,461.1
DUE FROM GATX CORPORATION ............................       402.4       393.2
INVESTMENTS IN AFFILIATED COMPANIES ..................       655.1       667.3
GOODWILL .............................................        87.2        86.0
OTHER ASSETS .........................................       320.8       310.3
                                                         ---------    --------
TOTAL ASSETS .........................................   $ 5,696.0    $5,525.8
                                                         =========    ========
LIABILITIES AND SHAREHOLDER'S EQUITY
ACCOUNTS PAYABLE AND ACCRUED EXPENSES ................   $   138.3    $  145.0
DEBT
Commercial paper and bank credit facilities ..........        69.7        57.0
Recourse .............................................     2,541.3     2,415.4
Nonrecourse ..........................................        36.1        37.7
Capital lease obligations ............................        57.8        62.5
                                                         ---------    --------
                                                           2,704.9     2,572.6
DEFERRED INCOME TAXES ................................       693.5       665.7
OTHER LIABILITIES ....................................       354.4       373.6
                                                         ---------    --------
TOTAL LIABILITIES ....................................     3,891.1     3,756.9
SHAREHOLDER'S EQUITY
Preferred stock ......................................       125.0       125.0
Common stock .........................................         1.0         1.0
Additional paid in capital ...........................       569.2       569.2
Retained earnings ....................................     1,102.5     1,071.7
Accumulated other comprehensive income ...............         7.2         2.0
                                                         ---------    --------
TOTAL SHAREHOLDER'S EQUITY ...........................     1,804.9     1,768.9
                                                         ---------    --------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY ...........   $ 5,696.0    $5,525.8
                                                         =========    ========

   The accompanying notes are an integral part of these consolidated financial statements.

                   GATX FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                  (IN MILLIONS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                              ------------------
                                                                 2006     2005
                                                                ------   ------
GROSS INCOME
Lease income ..............................................     $230.4   $215.7
Marine operating revenue ..................................        9.5      5.9
Interest income on loans ..................................        0.9      1.9
Asset remarketing income ..................................       25.7     10.4
Fees ......................................................        6.5      3.6
Other income ..............................................       22.2     26.6
                                                                ------   ------
   Revenues ...............................................      295.2    264.1
Share of affiliates' earnings .............................       27.3     22.9
                                                                ------   ------
TOTAL GROSS INCOME ........................................      322.5    287.0

OWNERSHIP COSTS
Depreciation ..............................................       46.5     51.8
Interest expense, net .....................................       37.0     36.5
Operating lease expense ...................................       46.7     43.5
                                                                ------   ------
TOTAL OWNERSHIP COSTS .....................................      130.2    131.8

OTHER COSTS AND EXPENSES
Maintenance expense .......................................       51.6     49.1
Marine operating expense ..................................        7.0      4.9
Selling, general and administrative .......................       28.4     26.9
Asset impairment losses, net ..............................        2.2      2.1
Other expenses ............................................        6.9      8.0
                                                                ------   ------
TOTAL OTHER COSTS AND EXPENSES ............................       96.1     91.0
                                                                ------   ------
INCOME BEFORE INCOME TAXES ................................       96.2     64.2

INCOME TAXES ..............................................       34.5     22.2
                                                                ------   ------
NET INCOME ................................................     $ 61.7   $ 42.0
                                                                ======   ======

   The accompanying notes are an integral part of these consolidated financial statements.

                   GATX FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (IN MILLIONS)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                              ------------------
                                                                2006     2005
                                                              -------  -------
OPERATING ACTIVITIES
Net income ................................................   $  61.7  $  42.0
Adjustments to reconcile income from continuing operations
   to net cash provided by operating activities of
   continuing operations:
   Gains on sales of assets and securities ................      (7.3)   (12.9)
   Depreciation ...........................................      48.4     53.9
   Asset impairment losses, net ...........................       2.2      2.1
   Deferred income taxes ..................................      27.0     18.9
   Share of affiliates' earnings, net of dividends ........     (17.6)   (16.9)
   Increase (decrease) in recoverable income taxes ........       0.1     (7.8)
   Net decrease in operating lease payable ................     (42.7)   (41.7)
   Increase in aircraft maintenance reserves ..............       5.9      6.4
   Other ..................................................       6.3    (20.2)
                                                               ------  -------
   Net cash provided by operating activities of continuing
      operations ..........................................      84.0     23.8

INVESTING ACTIVITIES

Additions to equipment on lease, net of nonrecourse
   financing for leveraged leases, operating lease assets
   and facilities .........................................    (103.5)   (71.1)
Loans extended ............................................      (4.8)      --
Investments in affiliated companies .......................      (5.5)   (18.4)
Other .....................................................      (1.8)    (4.4)
                                                              -------  -------
   Portfolio investments and capital additions ............    (115.6)  (93.9)
Purchase of leased-in assets ..............................    (160.6)      --
Proceeds from sale-leaseback ..............................        --    201.3
Portfolio proceeds ........................................      64.4     90.6
Proceeds from other asset sales ...........................       6.7      5.0
Net increase in restricted cash ...........................      (0.8)    (0.7)
                                                              -------  -------
   Net cash (used in) provided by investing activities of
      continuing operations ...............................    (205.9)   202.3

FINANCING ACTIVITIES
Net proceeds from issuance of debt ........................     245.4       --
Repayments of debt ........................................    (118.7)  (142.4)
Net increase (decrease) in commercial paper and bank credit
   facilities .............................................      13.4    (50.0)
Net decrease in capital lease obligations .................      (4.7)    (6.4)
Net increase in amount due from GATX Corporation ..........      (9.2)   (19.7)
Cash dividends paid to GATX Corporation ...................     (30.9)   (21.0)
                                                              -------  -------
   Net cash provided by (used in) financing activities of
      continuing operations ...............................      95.3   (239.5)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
   EQUIVALENTS ............................................        --     (0.4)

CASH FLOWS OF DISCONTINUED OPERATIONS (SEE NOTE 11)........
Operating cash flows ......................................        --       --
Investing cash flows ......................................        --      9.0
Financing cash flows ......................................        --       --
                                                               ------   ------
NET DECREASE IN CASH AND CASH EQUIVALENTS .................   $ (26.6) $  (4.8)
                                                              =======  =======

   The accompanying notes are an integral part of these consolidated financial statements.

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. DESCRIPTION OF BUSINESS

     GATX Financial Corporation ("GFC" or the "Company") is a wholly owned subsidiary of GATX Corporation ("GATX" or the "Parent Company"). GFC is headquartered in Chicago, Illinois and provides services primarily through three operating segments: GATX Rail ("Rail"), GATX Air ("Air"), and GATX Specialty ("Specialty"). GFC specializes in railcar and locomotive leasing, aircraft leasing, and the leasing of other large-ticket equipment. In addition, GFC owns and operates a fleet of self-unloading vessels on the Great Lakes through its wholly owned subsidiary American Steamship Company ("ASC"). GFC also invests in companies and joint ventures that complement its existing business activities. GFC partners with financial institutions and operating companies to improve its scale in certain markets, broaden its diversification within asset classes and enter new markets.

     On June 30, 2004, GFC completed the sale of substantially all the assets and related nonrecourse debt of its former Technology segment consisting of GATX Technology Services, its Canadian affiliate and interests in two joint ventures. Financial data for the Technology segment has been segregated as discontinued operations for all periods presented. See Note 11 for additional information on GFC's discontinued operations.

NOTE 2. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of GATX Financial Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by these accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes set forth in the Company's Form 10-K for the year ended December 31, 2005. Certain reclassifications have been made to the 2005 consolidated financial statements to conform to the 2006 presentation.

     On May 31, 2005, GATX Rail Holdings I, Inc. (Rail Holdings), a wholly owned subsidiary of GATX, was merged into GFC. As a result, ownership of approximately 1,500 railcars with a net book value of $83.1 million was transferred to GFC. Prior to the merger, Rail Holdings leased these railcars to GFC under a long term operating lease arrangement. Financial data for the first quarter of 2005 has been restated to reflect the inclusion of Rail Holdings' pre-merger activities and the elimination of the intercompany operating lease. The impact of the merger was not material to GFC's financial position or results of operations.

NOTE 3. NEW ACCOUNTING PRONOUNCEMENTS

     Accounting for Leveraged Leases -- Prior to 2006, GFC entered into two structured leasing investments that are accounted for in the consolidated financial statements as leveraged leases in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, Accounting for Leases. SFAS No. 13 requires total income over the term of a leveraged lease to be recognized on a proportionate basis in those years in which the net investment in a lease is positive. The net investment is based on net cash flows earned from the lease, including the effect of related income taxes. During 2004, the Internal Revenue Service ("IRS") challenged the timing of certain tax deductions claimed with respect to these leveraged leases. GFC believes that its tax position related to these leveraged leases was proper, based upon applicable statutes, regulations and case law in effect at the time the leveraged leases were entered into. GFC and the IRS have entered into a confidential closing agreement with respect to one of the leveraged leases. Resolution with respect to the other transaction has not concluded and may ultimately be litigated.

     Under existing accounting guidance provided in SFAS No. 13, changes in estimates or assumptions not affecting estimated total net income from a leveraged lease, including the timing of income tax cash flows, do not change the timing of leveraged lease income recognition. On July 14, 2005, the Financial Accounting Standards Board ("FASB") issued proposed Staff Position ("FSP") No. FAS 13-a, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction. The guidance in this proposal would apply to all transactions classified as leveraged leases in accordance with SFAS No. 13, and would require that the expected timing of income tax cash flows generated by a leveraged lease transaction be reviewed annually or more frequently if events or changes in circumstances indicate that a change in timing is probable of occurring. If, during the lease term, the expected timing of income tax cash flows generated by a leverage lease is revised, the rate of return and the allocation of income would be recalculated from the inception of the lease following the methodology provided in SFAS No. 13, which may result in a one-time, non-cash charge to earnings in the period of changed expectations. An equivalent amount of any such adjustment would then be recognized as income over the remaining term of the applicable leases; over the full term of these leases, cumulative accounting income would not change. This FSP is anticipated to be effective beginning in 2007 and is not expected to be material to the Company's consolidated financial position or results of operations.

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

     For purposes of preparing the following information, GFC made adjustments to the operating results reported by certain of its affiliates. GFC recorded its loans to certain affiliates as equity contributions. As a result, the affiliates' loan balances were reclassified from liabilities to equity and pre-tax income was adjusted to reverse related interest expense. Additionally, the impacts of any basis differences between GFC's carrying value and its share of the affiliates' net assets, including the effects of impairment losses recorded by GFC at the investor level, are not reflected in the operating results of the affiliates.

     Operating results for GFC's affiliates for the three months ending March 31, assuming GFC held a 100% interest, were (in millions):

                                                                  2006     2005
                                                                 ------   ------
Revenues......................................................   $179.6   $179.9
Pre-tax income reported by affiliates.........................     70.7     45.8

NOTE 5. PENSION AND OTHER POST-RETIREMENT BENEFITS

     GFC participates in pension plans sponsored by GATX that cover substantially all of its employees. Benefits payable under the pension plans are based on years of service and/or final average salary. In addition GFC employees participate in GATX's other post-retirement plans that provide health care, life insurance and other benefits for certain retired domestic employees who meet established criteria. Most domestic employees are eligible for health care and life insurance benefits if they retire from GATX with immediate benefits under the GATX pension plan.

     Periodic costs pertaining to the GATX plans are allocated to GFC on the basis of payroll costs with respect to normal cost and on the basis of actuarial determinations for prior service cost. Allocated costs for continuing operations for the three months ended March 31, 2006 and 2005 were $0.9 million and $1.0 million, respectively. Plan benefit obligations, plan assets, and the components of net periodic costs for individual subsidiaries of GATX, including GFC, have not been determined.

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

     The following table sets forth GFC's guarantees as of (in millions):

                                                          MARCH 31   DECEMBER 31
                                                            2006         2005
                                                          --------   -----------
Affiliate guarantees...................................    $ 28.8       $ 29.5
Asset residual value guarantees........................     235.1        368.6
Lease payment guarantees...............................      25.6         27.3
Loan payment guarantee - Parent Company convertible
   debt................................................     300.0        300.0
Other guarantees.......................................      77.8         77.8
                                                           ------       ------
   Total guarantees....................................     667.3        803.2
Standby letters of credit and bonds....................      21.6         23.6
                                                           ------       ------
                                                           $688.9       $826.8
                                                           ======       ======

     At March 31, 2006, the maximum potential amount of lease, loan or residual value guarantees under which GFC or its subsidiaries could be required to perform was $667.3 million. The related carrying value of the guarantees on the balance sheet, including deferred revenue primarily associated with residual value guarantees entered into prior to the effective date of FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, was a liability of $1.9 million. The expirations of these guarantees range from 2007 to 2017. Any liability resulting from GFC's performance pursuant to the residual value guarantees will be reduced by the value realized from the underlying asset or group of assets. Historically, gains associated with the residual value guarantees have exceeded any losses and were recorded in asset remarketing income in the consolidated statements of operations. Based on known facts and current market conditions, management does not believe that the asset residual value guarantees will result in any significant adverse financial impact to the Company. Accordingly, the Company has not recorded any accrual for contingent losses with respect to the residual value guarantees as of March 31, 2006. GFC believes these asset residual value guarantees will likely generate future income in the form of fees and residual sharing proceeds.

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

     Asset residual value guarantees represent GFC's commitment to third parties that an asset or group of assets will be worth a specified amount at the end of a lease term. Revenue is earned for providing these asset value guarantees in the form of an initial fee (which is amortized into income over the period of the guarantee) and by sharing in any proceeds received upon disposition of the assets to the extent such proceeds are in excess of the amount guaranteed (which is recorded when realized).

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

     GFC and its subsidiaries are also parties to standing letters of credit and bonds primarily related to workers' compensation and general liability insurance overages. No material claims have been made against these obligations. At March 31, 2006, management does not expect any material losses to result from these off balance sheet instruments since performance is not expected to be required.

NOTE 7. VARIABLE INTEREST ENTITIES

     GFC has ownership interests in certain investments that are considered Variable Interest Entities ("VIEs") in accordance with FASB Interpretation No. 46R, Consolidation of Variable Interest Entities. GFC does not believe it is the primary beneficiary with respect to any of the VIEs. As a result, GFC does not consolidate these entities. GFC's maximum exposure to loss with respect to these VIEs is approximately $230.6 million of which $205.0 million was the aggregate carrying value of these investments recorded on the balance sheet at March 31, 2006.

NOTE 8. COMPREHENSIVE INCOME

     The components of comprehensive income were at March 31, as follows (in millions):

                                                                  2006    2005
                                                                 -----   ------
Net income....................................................   $61.7   $ 42.0
Other comprehensive income, net of tax:
   Foreign currency translation gain (loss)...................     3.3    (16.3)
   Unrealized loss on securities..............................    (0.3)    (3.5)
   Unrealized gain on derivative instruments..................     2.2      2.8
                                                                 -----   ------
COMPREHENSIVE INCOME..........................................   $66.9   $ 25.0
                                                                 =====   ======

NOTE 9. ADVANCES TO PARENT

     Interest income on advances to GATX, which is included in gross income was $6.2 million for each of the first three months of 2006 and 2005. These advances have no maturity date. Interest income on advances to GATX is based on an interest rate that is adjusted annually in accordance with an estimate of applicable rates.

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

     GFC provides services primarily through three operating segments: Rail, Air and Specialty. In addition, GFC operates a fleet of self-unloading vessels on the Great Lakes through its wholly owned subsidiary American Steamship Company.

     Rail is principally engaged in leasing rail equipment, including tank cars, freight cars and locomotives. Rail provides full-service leases under which Rail maintains and services the railcars, pays ad valorem taxes, and provides other ancillary services. Rail also provides net leases, under which the lessee is responsible for maintenance, insurance and taxes.

     Air is principally engaged in leasing narrowbody aircraft to airlines throughout the world. Air typically provides net leases under which the lessee is responsible for maintenance, insurance and taxes. Air also engages in fee based aircraft management activities that involve remarketing, repossession and sales efforts on behalf of clients.

     Specialty is principally engaged in pursuing investment opportunities in marine assets and in long-lived industrial equipment in targeted mature industries. Specialty also provides portfolio management services that generate fee based income, some of which is based on the residual value of the equipment under management. The Specialty portfolio consists primarily of leases, loans, joint venture investments and interests in residual values involving a variety of underlying asset types, including marine, aircraft, rail, industrial and other equipment.

     Other is comprised of corporate results, including SG&A expenses and interest expense not allocated to segments, and the operating results of ASC.

     Management evaluates the performance of each segment based on several measures, including net income. These results are used to assess performance and determine resource allocation among the segments.

     GFC allocates corporate SG&A and applicable interest expense to the segments. Corporate SG&A expenses relate to administration and support functions performed at the corporate office. Such expenses include information technology, human resources, legal, tax, financial support and executive costs. Directly attributable expenses are generally allocated to the segments and shared costs are retained in Other. Amounts allocated to the segments are approximated based on management's best estimate and judgment of direct support services.

     Debt balances and interest expense are allocated based upon a fixed recourse leverage ratio for each individual operating segment across all reporting periods, expressed as a ratio of recourse debt (including off balance sheet debt) to equity. Unallocated debt and interest are retained in Other. Beginning in 2006, GFC modified its methodology for calculating the estimated value of its off balance sheet debt, which is based on the present value of committed future operating lease payments. GFC now uses the implicit interest rate in each of its operating leases as the discount rate in calculating the present value amount, whereas it previously used a fixed 10% discount rate. This modification generally resulted in a lower discount rate and therefore a higher calculated off balance sheet debt amount.

     In connection with this methodology change, GFC also modified the recourse leverage ratios assigned to each segment. For 2006, the recourse leverage ratios for Rail, Air and Specialty were set at 4.75:1, 3:1 and 4:1, respectively. For 2005, the leverage ratios were 4.5:1, 3:1 and 4:1, respectively. In the aggregate, the amount of debt and interest expense allocated to each segment on the basis of the 2006 method approximated the amounts that would have been allocated under the prior method. Management believes this leverage and interest expense allocation methodology provides a reasonable approximation of each operating segment's risk-adjusted financial return.

     The following tables present certain segment data for the three months ended March 31, 2006 and 2005 (in millions):

                                                   RAIL       AIR     SPECIALTY    OTHER     TOTAL
                                                 -------   --------   ---------   ------   --------
2006 PROFITABILITY
Revenues......................................  $  211.1   $   35.6    $ 32.5     $ 16.0   $  295.2
Share of affiliates' earnings.................       3.6       13.8       9.9         --       27.3
                                                --------   --------    ------     ------   --------
Total gross income............................     214.7       49.4      42.4       16.0      322.5
Depreciation..................................      33.9       11.0       1.6         --       46.5
Interest expense, net.........................      20.9       14.2       4.6       (2.7)      37.0
Operating lease expense.......................      45.2        0.6       1.0       (0.1)      46.7
Asset impairment losses (gains), net..........       0.2       (0.9)      2.9         --        2.2
Income before income taxes....................      37.6       17.7      29.9       11.0       96.2
Net income....................................      24.8       11.3      18.4        7.2       61.7
                                                --------   --------    ------     ------   --------
CAPITAL EXPENDITURES
Portfolio investments and capital additions...      70.2        3.1      39.5        2.8      115.6
                                                --------   --------    ------     ------   --------
SELECTED BALANCE SHEET DATA AT MARCH 31, 2006
Investments in affiliated companies...........     102.6      380.5     172.0         --      655.1
Identifiable assets...........................   2,907.0    1,707.2     459.2      622.6    5,696.0
                                                --------   --------    ------     ------   --------

                                                   RAIL       AIR     SPECIALTY    OTHER     TOTAL
                                                 -------   --------   ---------   ------   --------
2005 PROFITABILITY
Revenues......................................  $  200.9   $   33.3    $  17.9    $ 12.0   $  264.1
Share of affiliates' earnings.................       3.1       10.4        9.4        --       22.9
                                                 -------   --------    -------    ------   --------
Total gross income............................     204.0       43.7       27.3      12.0      287.0
Depreciation..................................      35.1       15.7        1.0        --       51.8
Interest expense, net.........................      22.6       13.3        4.9      (4.3)      36.5
Operating lease expense.......................      42.0        0.5        1.1      (0.1)      43.5
Asset impairment losses.......................       1.0         --        1.1        --        2.1
Net income before income taxes................      29.8        7.0       16.2      11.2       64.2
Net income....................................      20.0        4.8       10.0       7.2       42.0
                                                 -------   --------    -------    ------   --------
CAPITAL EXPENDITURES
Portfolio investments and capital additions...      70.1        0.6       22.1       1.1       93.9
                                                 -------   --------    -------    ------   --------
SELECTED BALANCE SHEET DATA AT
   DECEMBER 31, 2005
Investments in affiliated companies...........      99.7      408.9      158.7        --      667.3
Identifiable assets...........................   2,719.4    1,746.6      427.3     632.5    5,525.8
                                                 -------   --------    -------    ------   --------

NOTE 11. DISCONTINUED OPERATIONS

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

     The following table summarizes the operating results of the Technology segment, for all periods presented (in millions):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                              ------------------
                                                                  2006   2005
                                                                  ----   ----
Gross income...............................................       $--    $0.4
Income before taxes........................................        --      --
Operating income, net of tax...............................        --      --
Loss on sale of segment, net of tax........................        --      --

     The following tables summarize the components of discontinued operations reported on the consolidated statements of cash flows (in millions):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                              ------------------
                                                                  2006   2005
                                                                  ----   ----
OPERATING ACTIVITIES
   Net cash provided by operating activities...............        $--   $ --

INVESTING ACTIVITIES
   Portfolio investments and capital additions.............         --     --
   Portfolio proceeds......................................         --     --
   Net proceeds from sale of segment.......................         --    9.0
                                                                   ---   ----
   Net cash provided by investing activities...............         --    9.0

FINANCING ACTIVITIES
   Net proceeds from issuance of debt......................         --     --
   Repayments of debt......................................         --     --
                                                                   ---   ----
   Net cash used in financing activities...................         --     --
                                                                   ---   ----
CASH PROVIDED BY DISCONTINUED OPERATIONS, NET..............        $--   $9.0
                                                                   ===   ====

     In the three month period ended March 31, 2005, Technology received final distributions totaling $9.0 million associated with the 2004 sale of a joint venture interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     The following discussion and analysis should be read in conjunction with the unaudited financial statements included herein. Certain statements within this document may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Risks and uncertainties include, but are not limited to, general economic conditions; lease rates, utilization levels and operating costs in GFC's primary asset segments; conditions in the capital markets; changes in GFC's credit ratings; dynamics affecting companies within the markets served by GFC; regulatory rulings that may impact the economic value and operating costs of assets; competitive factors in GFC's primary markets including lease pricing and asset availability; changes in loss provision levels within GFC's portfolio; impaired asset charges that may result from changing market conditions or implementation of portfolio management initiatives by GFC; the outcome of pending or threatened litigation and general market conditions in the rail, air, marine and other large-ticket industries. Other factors and unanticipated events could adversely affect our business operations and financial performance. We discuss certain of these matters more fully, as well as certain risk factors that may affect our business operations, financial condition and results of operations, in other of our filings with the SEC, including our Annual Report on Form 10-K. These risks, uncertainties and other factors should be carefully considered in evaluating the forward-looking statements. The forward-looking statements included in this Quarterly Report are made only as of the date of this report, and we undertake no obligation to update these forward-looking statements to reflect subsequent events or circumstances.

BUSINESS OVERVIEW

     GATX Financial Corporation ("GFC" or the "Company") is a wholly owned subsidiary of GATX Corporation ("GATX" or the "Parent Company"). GFC is headquartered in Chicago, Illinois and provides services primarily through three operating segments: GATX Rail ("Rail"), GATX Air ("Air"), and GATX Specialty ("Specialty"). GFC specializes in railcar and locomotive leasing, aircraft leasing, and the leasing of other large-ticket equipment. In addition, GFC operates a fleet of self-unloading vessels on the Great Lakes through its wholly owned subsidiary American Steamship Company ("ASC"). GFC also invests in companies and joint ventures that complement existing business activities. GFC partners with financial institutions and operating companies to improve scale in certain markets, broaden diversification within asset classes and enter new markets.

     Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2006. For further information, refer to GFC's Annual Report on Form 10-K for the year ended December 31, 2005.

FINANCIAL SUMMARY

     The following table presents net income by segment for the periods indicated (in millions):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31
                                                              ------------------
                                                                  2006    2005
                                                                 -----   -----
Rail.......................................................      $24.8   $20.0
Air........................................................       11.3     4.8
Specialty..................................................       18.4    10.0
Other......................................................        7.2     7.2
                                                                 -----   -----
   Net income..............................................      $61.7   $42.0
                                                                 =====   =====

                                    GATX RAIL

     Components of Rail's income statement for the three months ended March 31 are summarized below (in millions):

                                                                  2006     2005
                                                                 ------   ------
GROSS INCOME
Lease income .................................................   $190.4   $178.3
Asset remarketing income .....................................      6.0      6.9
Fees .........................................................      0.4      0.5
Other income .................................................     14.3     15.2
                                                                 ------   ------
   Revenues ..................................................    211.1    200.9
Share of affiliates' earnings ................................      3.6      3.1
                                                                 ------   ------
TOTAL GROSS INCOME ...........................................    214.7    204.0

OWNERSHIP COSTS
Depreciation .................................................     33.9     35.1
Interest expense, net ........................................     20.9     22.6
Operating lease expense ......................................     45.2     42.0
                                                                 ------   ------
TOTAL OWNERSHIP COSTS ........................................    100.0     99.7

OTHER COSTS AND EXPENSES
Maintenance expenses .........................................     51.1     48.2
Selling, general and administrative ..........................     19.6     18.0
Asset impairment losses ......................................      0.2      1.0
Other expenses ...............................................      6.2      7.3
                                                                 ------   ------
TOTAL OTHER COSTS AND EXPENSES ...............................     77.1     74.5
                                                                 ------   ------
INCOME BEFORE INCOME TAXES ...................................     37.6     29.8

INCOME TAXES .................................................     12.8      9.8
                                                                 ------   ------
NET INCOME ...................................................   $ 24.8   $ 20.0
                                                                 ======   ======

RAIL'S FLEET DATA

     The following table summarizes the railcar activity for Rail's North American fleet for the three months ended March 31:

                                                                 NORTH AMERICA
                                                              ------------------
Railcar rollforward:                                           2006      2005
--------------------                                          ------    ------
Beginning balance .........................................   108,151   106,819
Cars added ................................................       785       914
Cars scrapped or sold .....................................      (690)   (1,027)
Ending balance ............................................   108,246   106,706
Utilization rate ..........................................      98.6%     97.7%

COMPARISON OF THE FIRST THREE MONTHS OF 2006 TO THE FIRST THREE MONTHS OF 2005.

SUMMARY

     Market conditions in the first quarter of 2006 remained strong. In both North America and Europe, fleet utilization increased and lease rates continued to improve. Strong demand continued to drive high renewal success in the current quarter. North American average lease renewal rates on a basket of common car types increased 13.7% from the average expiring lease rates. GFC expects the current market conditions will have a positive impact on lease income as leases that were entered into during the recessionary period of late 2001 - 2003 reprice at higher rates. Additionally, Rail is extending the term on certain renewals, an action that is expected to help temper future earnings volatility. Utilization is expected to remain high through the remainder of 2006. During the first three months of 2006 Rail invested $70.2 million, acquiring approximately 800 railcars. This amount was comparable to $70.1 million invested in 2005. High asset prices in both the primary and secondary markets continued to limit railcar investment opportunities. In the first quarter of 2006, Rail also exercised a purchase option on approximately 2,700 railcars leased-in under an operating lease for $160.6 million.

     Rail's net income increased $4.8 million from the prior year period to $24.8 million for the first three months of 2006. The increase was driven primarily by significant increases in lease rates in North America and an average of approximately 2,300 more railcars on lease.

GROSS INCOME

     Rail's 2006 gross income of $214.7 million for the first three months was $10.7 million higher than the prior year period. In North America, lease income increased $11.7 million, reflecting the effects of higher lease rates and, on average, 2,300 more cars on lease over the first quarter of 2005. In Europe, an average of 900 additional railcars were on lease compared to the prior year period, causing an increase in lease income. This increase was largely offset by the effect of foreign currency exchange differences.

OWNERSHIP COSTS

     Ownership costs of $100.0 million were comparable to the prior year quarter. Depreciation was lower than the prior year period mainly due to the sale and leaseback of railcars with a net book value of $170.0 million that occurred at the end of first quarter of 2005, partially offset by additional depreciation on railcars added during 2005 and 2006. The sale leaseback transaction also resulted in the increase in operating lease expense from the prior period. Lower interest expense than the prior year period reflects the benefit of debt refinancings, executed in late 2005 and early 2006, that replaced higher cost debt at lower rates.

OTHER COSTS AND EXPENSES

     Maintenance expense increased $2.9 million from the prior year period to $51.1 million. The increase reflects more cars being repaired in North American major shops as well as higher cost spot repair work performed by railroads. Additionally, in order to take advantage of the strong market conditions in North America, Rail has increased conversions of certain railcars for use in different types of services. These costs were partially offset by lower maintenance spending on Europe's tank car fleet, which was driven by timing of scheduled maintenance work. Additionally, Rail continues to face the possibility of newly mandated security or safety legislation or regulations that, if enacted, may increase future maintenance costs.

     Selling, general and administrative costs increased $1.6 million versus the prior period primarily due to higher employee costs in North America. These costs were partially offset by overall lower selling, general and administrative expenses at Rail's wholly owned European operations resulting from integration activities executed in 2005.

     Other expenses were $1.1 million lower than the prior year period. The decrease was primarily due to lower insurance liability reserve requirements and favorable foreign currency exchange rates. Asset impairment losses in the prior year period included the write down of a repair facility that was held for sale. The facility was sold during the current year period at its adjusted book value.

TAXES

     See "Consolidated Income Taxes" for a discussion of GFC's consolidated income tax expense.

                                    GATX AIR

     Components of Air's income statement are summarized below (in millions):

                                                                    2006    2005
                                                                   -----   -----
GROSS INCOME
Lease income ...................................................   $30.8   $29.8
Interest income on loans .......................................     0.1     0.1
Asset remarketing income .......................................      --     1.0
Fees ...........................................................     4.5     2.2
Other income ...................................................     0.2     0.2
                                                                   -----   -----
   Revenues ....................................................    35.6    33.3
Share of affiliates' earnings ..................................    13.8    10.4
                                                                   -----   -----
TOTAL GROSS INCOME .............................................    49.4    43.7

OWNERSHIP COSTS
Depreciation ...................................................    11.0    15.7
Interest expense, net ..........................................    14.2    13.3
Operating lease expense ........................................     0.6     0.5
                                                                   -----   -----
TOTAL OWNERSHIP COSTS ..........................................    25.8    29.5

OTHER COSTS AND EXPENSES
Maintenance expenses ...........................................     0.5     0.4
Selling, general and administrative ............................     5.9     6.7
Asset impairment gains, net ....................................    (0.9)     --
Other expenses .................................................     0.4     0.1
                                                                   -----   -----
TOTAL OTHER COSTS AND EXPENSES .................................     5.9     7.2
                                                                   -----   -----
INCOME BEFORE INCOME TAXES .....................................    17.7     7.0

INCOME TAXES ...................................................     6.4     2.2
                                                                   -----   -----
NET INCOME .....................................................   $11.3   $ 4.8
                                                                   =====   =====

AIR'S FLEET DATA

     The following table summarizes information on GFC owned and managed aircraft as of March 31 ($ in millions):

                                                                    2006   2005
                                                                    ----   ----
Utilization by net book value of owned aircraft .................   97.4%  97.9%
Number of owned aircraft(A) .....................................    145    161
Number of managed aircraft ......................................     57     66

(A)  Includes wholly owned and partnered aircraft

COMPARISON OF THE FIRST THREE MONTHS OF 2006 TO THE FIRST THREE MONTHS OF 2005.

SUMMARY

     Air continues to leverage its industry expertise by identifying aircraft management activities, including remarketing and sale efforts on behalf of clients. Marketing activities for air assets targeted for disposition continued in the first quarter of 2006. GFC expects that the dispositions will be substantially completed by year end.

     Net income of $11.3 million was $6.5 million higher than the prior year quarter. The increase was primarily attributable to lower depreciation expense on aircraft targeted for disposition and higher fee income. Aircraft utilization remained high with 97.4% of the owned fleet on lease with customers.

GROSS INCOME

     Gross income of $49.4 million was $5.7 million higher than the prior year period primarily due to increased lease income, fees and share of affiliates' earnings. Lease income was $1.0 million higher than the prior year due to the impact of higher interest rates on variable rate leases offset by the absence of income from three aircraft transferred to a new joint venture in March 2005 and from off-lease aircraft transitioning between lessees. Fee income of $4.5 million was $2.3 million higher than the prior year primarily due to fees earned for managing the sale of aircraft for a third party. Share of affiliates' earnings increased $3.4 million over the comparable 2005 period primarily due to current year earnings from a new joint venture formed in March 2005 and the absence and reduction of depreciation expense in the current year on joint venture aircraft held for sale or whose book values were written down in December 2005 due to impairment.

OWNERSHIP COSTS

     Ownership costs of $25.8 million were $3.7 million lower than the prior year. Depreciation expense decreased $4.7 million primarily due to the absence of depreciation in 2006 on aircraft classified as held for sale. Interest expense increased $0.9 million due to higher interest rates on variable rate debt partially offset by lower average debt balances.

OTHER COSTS AND EXPENSES

     Other costs and expenses of $5.9 million were $1.3 million lower than the prior year. The net asset impairment gain in the current period resulted from the reversal of $2.9 million of maintenance reserves, related to one held for sale aircraft that was placed on an 18 month direct finance lease, offset by a $2.0 million impairment loss related to the net change in estimated fair value of the remaining held for sale aircraft. Air expects that results for the remainder of 2006 will continue to include gains and losses as additional fair value remeasurements and/or final disposition results for held for sale aircraft are recognized.

TAXES

     See "Consolidated Income Taxes" for a discussion of GFC's consolidated income tax expense.

                                 GATX SPECIALTY

Components of Specialty's income statement are summarized below (in millions):

                                                                  2006     2005
                                                                 -----    -----
GROSS INCOME
Lease income...............................................      $ 9.2    $ 7.6
Interest income on loans...................................        0.8      1.8
Asset remarketing income...................................       19.7      2.5
Fees.......................................................        1.6      0.9
Other income ..............................................        1.2      5.1
                                                                 -----    -----
  Revenues.................................................       32.5     17.9
Share of affiliates' earnings..............................        9.9      9.4
                                                                 -----    -----
TOTAL GROSS INCOME.........................................       42.4     27.3

OWNERSHIP COSTS
Depreciation ..............................................        1.6      1.0
Interest expense, net......................................        4.6      4.9
Operating lease expense....................................        1.0      1.1
                                                                 -----    -----
TOTAL OWNERSHIP COSTS......................................        7.2      7.0

OTHER COSTS AND EXPENSES
Maintenance expenses.......................................         --      0.5
Selling, general and administrative........................        2.2      1.9
Asset impairment losses....................................        2.9      1.1
Other expenses.............................................        0.2      0.6
                                                                 -----    -----
TOTAL OTHER COSTS AND EXPENSES.............................        5.3      4.1
                                                                 -----    -----
INCOME BEFORE INCOME TAXES.................................       29.9     16.2

INCOME TAXES...............................................       11.5      6.2
                                                                 -----    -----
NET INCOME.................................................      $18.4    $10.0
                                                                 =====    =====

SPECIALTY'S PORTFOLIO DATA

     The following table summarizes information on the owned and managed Specialty Finance portfolio ($ in millions):

                                                                    MARCH 31
                                                                ---------------
                                                                 2006     2005
                                                                ------   ------
Net book value of owned assets (A).........................     $470.9   $492.8
Net book value of managed portfolio........................      528.4    684.1

(A)  Includes off balance sheet assets

COMPARISON OF THE FIRST THREE MONTHS OF 2006 TO THE FIRST THREE MONTHS OF 2005.

SUMMARY

     Specialty's net income increased from the prior year primarily due to asset remarketing fees earned from two transactions in the managed portfolio. During the first quarter of 2006, Specialty invested $39.5 million in new assets.

GROSS INCOME

     Gross income of $42.4 million was $15.1 million higher than the prior year. The increase was primarily due to higher asset remarketing and lease income, partially offset by lower gain on sale of securities and interest income. Asset remarketing in the current year primarily related to residual sharing fees of $19.4 million from the sale of assets and related transactions in the managed portfolios, including a fee of $14.0 million on one transaction. The timing of asset remarketing income is dependent on market conditions and therefore such revenues will not occur evenly from period to period. The increase of $1.6 million in lease income was primarily due to new investment activity. Interest income decreased $1.0 million as result of the run-off of Venture

Finance and other portfolio loans during 2005. Gains on sale of securities were $1.2 million in the current quarter compared to $4.9 million in the prior year, which included a $3.7 million gain on the sale of shares in an internet search engine company.

OTHER COSTS AND EXPENSES

     Other costs and expenses of $5.3 million increased $1.2 million primarily due to impairment losses recorded in the current year on certain cost method investments in the remaining Venture Finance portfolio.

TAXES

     See "Consolidated Income Taxes" for a discussion of GFC's consolidated income tax expense.

                                      OTHER

Components of the income statement are summarized below (in millions):

                                                                   2006    2005
                                                                  -----   -----
GROSS INCOME
Marine operating revenue.......................................   $ 9.5   $ 5.9
Other income ..................................................     6.5     6.1
                                                                  -----   -----
TOTAL GROSS INCOME.............................................    16.0    12.0

OWNERSHIP COSTS
Interest expense, net..........................................    (2.7)   (4.3)
Operating lease expense........................................    (0.1)   (0.1)
                                                                  -----   -----
TOTAL OWNERSHIP COSTS..........................................    (2.8)   (4.4)

OTHER COSTS AND EXPENSES
Marine operating expenses......................................     7.0     4.9
Selling, general and administrative............................     0.7     0.3
Other expenses.................................................     0.1      --
                                                                  -----   -----
TOTAL OTHER COSTS AND EXPENSES.................................     7.8     5.2
                                                                  -----   -----
INCOME BEFORE INCOME TAXES.....................................    11.0    11.2

INCOME TAXES...................................................     3.8     4.0
                                                                  -----   -----
NET INCOME.....................................................   $ 7.2   $ 7.2
                                                                  =====   =====

COMPARISON OF THE FIRST THREE MONTHS OF 2006 TO THE FIRST THREE MONTHS OF 2005.

SUMMARY

     Other reported net income of $7.2 million for each of the three months of 2006 and 2005. An increase in unallocated interest expense was largely offset by higher income at ASC, which was due to the net contribution from a new vessel added to its fleet at the end of the second quarter of 2005. Other income includes interest on advances to GATX of $6.2 million for each of the first three months of 2006 and 2005.

                                GFC CONSOLIDATED

CONSOLIDATED INCOME TAXES

     GFC's effective tax rate was 36% for the three months ended March 31, 2006 compared to 35% for the three months ended March 31, 2005. The increase in 2006 was primarily due to a greater relative contribution of domestic income, which is subject to higher taxes than GFC's foreign operations. The difference in the tax rate for the three months ending March 31, 2006 compared to the federal statutory tax rate of 35% is attributable to state income taxes partially offset by lower taxes on foreign sourced income.

CASH FLOW AND LIQUIDITY

     Over the course of a full year, GFC generally expects to generate significant cash flow from a combination of operating activities and investment portfolio proceeds. This cash flow is used to service debt, pay dividends, and fund portfolio investments and capital additions. Cash flow from operations and portfolio proceeds are impacted by changes in working capital and the timing of asset dispositions. As a result, cash flow components will vary quarter to quarter. The following discussion of cash flow activity is presented excluding the impact of discontinued operations.

     Net cash provided by continuing operations for the first three months of 2006 was $84.0 million, an increase of $60.2 million from the prior year period primarily due to higher lease income, asset remarketing fees and changes in working capital.

     Portfolio investments and capital additions for the first three months of 2006 totaled $115.6 million, an increase of $21.7 million from the comparable 2005 period. Rail's investments of $70.2 million were comparable to the prior year quarter and included the addition of approximately 800 railcars to its fleet. Air's investments of $3.1 million in the first three months of 2006 consisted primarily of capitalized costs. Specialty invested $39.5 million during the first three months of 2006, an increase of $17.4 million from the prior year period. Significant 2006 activity at Specialty includes $33.3 million of investments in select long-lived industrial equipment. Additionally, in the first quarter of 2006, Rail exercised a purchase option on 2,700 railcars leased-in under an operating lease for $160.6 million.

     Portfolio proceeds were $64.4 million for the first three months of 2006 compared to $90.6 million for the prior year period. Proceeds for the first quarter of 2005 included $46.9 million related to the transfer of three aircraft to a newly formed joint venture in which the Company had a 50% interest. In the second quarter of 2005, an additional $15.8 million was received from the transfer of a fourth aircraft to the joint venture. In 2006, GFC sold half of its 50% interest in the joint venture for $30.6 million. Additionally, in 2005, a sale-leaseback transaction was executed on approximately 2,900 railcars for total proceeds of $201.3 million.

     GFC's also expects to meet debt, lease and dividend obligations through the use of uncommitted money market lines, commercial paper, committed revolving credit facilities, the issuance of unsecured debt, and a variety of secured borrowings. GFC utilizes both domestic and international banks and capital markets.

     In the first three months of 2006, GFC issued $258.8 million of debt, primarily consisting of $200.0 million of ten-year senior unsecured notes. The proceeds from the senior debt were used to fund the purchase of leased-in railcars and to repay $118.7 million of debt, which consisted primarily of scheduled maturities.

     GFC has a $525.0 million five-year senior unsecured revolving facility which matures in June 2010. At March 31, 2006, availability under the credit facility was $481.3 million, with $19.7 million of letters of credit issued and $24.0 million of commercial paper, both backed by the facility. The revolving credit facility contains various restrictive covenants, including requirements to maintain a defined net worth, an asset coverage test, and a fixed charge coverage ratio. At March 31, 2006, GFC was in compliance with all covenants and conditions of the credit facility.

     The indentures for GFC's public debt also contain restrictive covenants, including limitations on loans, advances or investments in related parties (including GATX) and dividends it may distribute to GATX. Certain of the indentures contain limitation on liens provisions that limit the amount of secured indebtedness GFC may incur. At March 31, 2006, GFC was in compliance with the covenants and all conditions of the indentures. A subsidiary financing contains leverage and cash flow covenants that are specific to the subsidiary. GFC does not anticipate any covenant violations in either the credit facility, bank financing, or indentures, nor does GFC anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

     As of March 31, 2006, GFC had a shelf registration for $1.0 billion of debt securities and pass through certificates from which $496.5 million of senior unsecured notes had been issued.

     The availability of these funding options may be affected by certain factors including the global capital market environment and outlook as well as GFC's financial performance. Access to capital markets at competitive rates is dependent on GFC's credit rating and rating outlook, as determined by rating agencies such as Standard & Poor's (S&P) and Moody's Investors Service (Moody's). In January of 2006, S&P upgraded its credit rating on GFC's long-term unsecured debt to BBB from BBB- and changed GFC's rating outlook to stable. Also, S&P's credit rating for short-term unsecured debt was upgraded to A-2 from A-3. Moody's credit rating and outlook on GFC's long-term unsecured debt remained unchanged at Baa3 and positive, respectively. GFC's prior S&P rating and current Moody's rating have restricted GFC's ability to utilize the commercial paper market as a source of funding. Notwithstanding the ratings restrictions however, GFC has had in excess of $150 million of commercial paper outstanding at various times in the past 18 months and continues to successfully utilize this market as a source of liquidity. The upgraded S&P rating on GFC's short-term, unsecured debt is positive; however GFC's access to the commercial paper market may continue to be restricted as a result of Moody's P-3 rating.

     Unconditional purchase obligations of GFC's subsidiaries consist primarily of committed aircraft deliveries and railcar orders. Unconditional purchase obligations at March 31, 2006 were $403.0 million, comprised as follows (in millions):

                                                TOTAL   REMAINDER 2006    2007     2008
                                               ------   --------------   ------   -----
Rail........................................   $295.4       $152.4       $107.3   $35.7
Air.........................................     95.5         40.9         54.6      --
Specialty...................................     12.1          9.7          2.4      --
                                               ------       ------       ------   -----
  Total unconditional purchase obligations..   $403.0       $203.0       $164.3   $35.7
                                               ======       ======       ======   =====

NEW ACCOUNTING PRONOUNCEMENTS

     See Note 3 to the consolidated financial statements for a summary of new accounting pronouncements that may impact GFC's businesses.

CRITICAL ACCOUNTING POLICIES

     There have been no changes to GFC's critical accounting policies during the three month period ending March 31, 2006; refer to GFC's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 for a summary of GFC's policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Since December 31, 2005, there have been no material changes in GFC's interest rate and foreign currency exposures or types of derivative instruments used to hedge these exposures, and no significant changes in underlying market conditions. For a discussion of the Company's exposure to market risk refer to
Part II: Item 7A, Quantitative and Qualitative Disclosure about Market Risk reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

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

     No change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended March 31, 2006 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Since December 31, 2005, there have been no material changes or new developments in GFC's legal proceedings. For a discussion of these proceedings, refer to Part I: Item 3, Legal Proceedings reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 1A. RISK FACTORS

     Since December 31, 2005, there have been no material changes in GFC's Risk Factors. For a discussion of GFC's risk factors refer to Part 1: Item 1A, Risk Factors, reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

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

Date: May 5, 2006

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