Form 10-Q
period 2006-06-30
GATX FINANCIAL CORP
filed 2006-08-01
CIK 357019

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

                                       or

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

The registrant had 1,051,250 shares of $1 par value common stock outstanding (all owned by GATX Corporation) as of July 14, 2006.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

================================================================================

                           GATX FINANCIAL CORPORATION
                                    FORM 10-Q
               QUARTERLY REPORT FOR THE PERIOD ENDED JUNE 30, 2006

                                      INDEX

Item No.                                                                Page No.
--------                                                                --------
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
            Consolidated Balance Sheets (Unaudited)................            1
            Consolidated Statements of Income (Unaudited)..........            2
            Consolidated Statements of Cash Flows (Unaudited)......            3
            Notes to the Consolidated Financial Statements
             (Unaudited)...........................................            4
Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations
            Forward Looking Statements.............................           11
            Business Overview......................................           11
            Financial Summary......................................           12
            Comparison of Six Months and Three Months Results of
             Operations by Business Segment........................           13
            Cash Flow and Liquidity................................           21
            New Accounting Pronouncements..........................           23
            Critical Accounting Policies...........................           23

Item 3.  Quantitative and Qualitative Disclosures about Market
          Risk.....................................................           23

Item 4.  Controls and Procedures...................................           23

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.........................................           23

Item 1A. Risk Factors..............................................           23

Item 6.  Exhibits..................................................           23

SIGNATURE..........................................................           24

EXHIBIT INDEX......................................................           25

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                   GATX FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                  (IN MILLIONS)

                                                         JUNE 30    DECEMBER 31
                                                           2006         2005
                                                        ---------   -----------
ASSETS

CASH AND CASH EQUIVALENTS..........................     $   146.7    $   105.7
RESTRICTED CASH....................................          66.3         53.1

RECEIVABLES
Rent and other receivables.........................          83.5         87.0
Finance leases.....................................         396.3        336.5
Loans..............................................          24.0         38.7
Allowance for possible losses......................         (10.7)       (13.1)
                                                        ---------    ---------
                                                            493.1        449.1

OPERATING LEASE ASSETS, FACILITIES AND OTHER
Rail...............................................       4,126.1      3,728.1
Air................................................       1,345.0      1,298.9
Specialty..........................................          93.5         90.8
Other..............................................         361.3        234.4
Allowance for depreciation.........................      (1,969.0)    (1,891.1)
                                                        ---------    ---------
                                                          3,956.9      3,461.1
DUE FROM GATX CORPORATION..........................         388.0        393.2
INVESTMENTS IN AFFILIATED COMPANIES................         663.9        667.3
GOODWILL...........................................          91.8         86.0
OTHER ASSETS.......................................         304.4        310.3
                                                        ---------    ---------
TOTAL ASSETS.......................................     $ 6,111.1    $ 5,525.8
                                                        =========    =========

LIABILITIES AND SHAREHOLDER'S EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES..............     $   126.2    $   145.0
DEBT
Commercial paper and bank credit facilities........         318.3         57.0
Recourse...........................................       2,604.5      2,415.4
Nonrecourse........................................          34.6         37.7
Capital lease obligations..........................          57.1         62.5
                                                        ---------    ---------
                                                          3,014.5      2,572.6

DEFERRED INCOME TAXES..............................         721.1        665.7
OTHER LIABILITIES..................................         393.6        373.6
                                                        ---------    ---------
TOTAL LIABILITIES .................................       4,255.4      3,756.9

SHAREHOLDERS' EQUITY
Preferred stock....................................         125.0        125.0
Common stock.......................................           1.0          1.0
Additional paid in capital.........................         569.2        569.2
Retained earnings..................................       1,130.9      1,071.7
Accumulated other comprehensive income.............          29.6          2.0
                                                        ---------    ---------
TOTAL SHAREHOLDER'S EQUITY.........................       1,855.7      1,768.9
                                                        ---------    ---------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY.........     $ 6,111.1    $ 5,525.8
                                                        =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                   GATX FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                  (IN MILLIONS)

                                                                       THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                             JUNE 30                   JUNE 30
                                                                     ---------------------    ----------------------
                                                                      2006         2005         2006         2005
                                                                     --------    ---------    ---------    ---------
GROSS INCOME
Lease income.................................................        $  237.6    $   216.4    $   468.0    $   432.1
Marine operating revenue.....................................            53.8         40.1         63.3         46.0
Interest income on loans.....................................             1.8          3.1          2.7          5.0
Asset remarketing income.....................................             8.4         22.4         34.1         32.8
Fees.........................................................             4.5          3.5         11.0          7.1
Other income ................................................            21.9         25.3         44.1         51.9
                                                                     --------    ---------    ---------    ---------
Revenues.....................................................           328.0        310.8        623.2        574.9
Share of affiliates' earnings................................            27.2         31.3         54.5         54.2
                                                                     --------    ---------    ---------    ---------
TOTAL GROSS INCOME...........................................           355.2        342.1        677.7        629.1

OWNERSHIP COSTS
Depreciation ................................................            51.6         49.4         98.1        101.2
Interest expense, net........................................            42.3         35.6         79.3         72.1
Operating lease expense......................................            42.3         50.9         89.0         94.4
                                                                     --------    ---------    ---------    ---------
TOTAL OWNERSHIP COSTS........................................           136.2        135.9        266.4        267.7

OTHER COSTS AND EXPENSES
Maintenance expense..........................................            47.6         45.8         99.2         94.9
Marine operating expense.....................................            41.8         30.4         48.8         35.3
Selling, general and administrative..........................            30.8         28.8         59.2         55.7
Asset impairment charges.....................................            11.7          1.3         13.9          3.4
Other expenses...............................................             7.0         21.0         13.9         29.0
                                                                     --------    ---------    ---------    ---------
TOTAL OTHER COSTS AND EXPENSES...............................           138.9        127.3        235.0        218.3
                                                                     --------    ---------    ---------    ---------
INCOME FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES...............................................            80.1         78.9        176.3        143.1
INCOME TAXES.................................................            23.4         28.6         57.9         50.8
                                                                     --------    ---------    ---------    ---------
INCOME FROM CONTINUING OPERATIONS............................            56.7         50.3        118.4         92.3

DISCONTINUED OPERATIONS
Operating results, net of taxes..............................               -          0.4            -          0.4
                                                                     --------    ---------    ---------    ---------
TOTAL DISCONTINUED OPERATIONS................................               -          0.4            -          0.4
                                                                     --------    ---------    ---------    ---------
NET INCOME...................................................        $   56.7    $    50.7    $   118.4    $    92.7
                                                                     ========    =========    =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                   GATX FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (IN MILLIONS)

                                                                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                                         JUNE 30                   JUNE 30
                                                                                   ---------------------     --------------------
                                                                                     2006         2005         2006        2005
                                                                                   ---------    --------     --------    --------
OPERATING ACTIVITIES
Net income...................................................................      $  56.7     $   50.7      $  118.4     $  92.7
Less:  Income from discontinued operations...................................            -          0.4             -         0.4
                                                                                   -------     --------      --------     -------
Income from continuing operations............................................         56.7         50.3         118.4        92.3
Adjustments to reconcile income from
 continuing operations to net cash provided
 by operating activities of continuing operations:
     Gain on sales of assets and securities..................................         (6.6)       (10.2)        (13.8)      (23.1)
     Depreciation............................................................         53.4         51.3         101.8       105.2
     Asset impairment charges................................................         11.7          1.3          13.9         3.4
     Deferred income taxes...................................................         17.7         24.3          44.7        43.2
     Share of affiliates' earnings, net of dividends.........................        (13.0)       (15.4)        (30.6)      (32.3)
     Net increase (decrease) in operating lease payable......................         17.9         22.2         (24.9)      (19.5)
     Increase in aircraft maintenance reserves...............................          4.4          7.2          10.2        13.6
     Other...................................................................        (16.8)       (10.5)        (10.1)      (38.5)
                                                                                   -------     --------      --------     -------
     Net cash provided by operating
     activities of continuing operations.....................................        125.4        120.5         209.6       144.3

INVESTING ACTIVITIES
Additions to equipment on lease, net of nonrecourse financing
 for leveraged leases, operating lease assets and facilities.................       (282.6)       (87.4)       (378.7)     (158.7)
Loans extended...............................................................            -            -          (4.8)          -
Investments in affiliated companies..........................................         (2.7)        (5.9)         (8.2)      (24.3)
Other investments............................................................          8.1         (0.5)         (1.1)       (4.7)
                                                                                   -------     --------      --------     -------
Portfolio investments and capital additions..................................       (277.2)       (93.8)       (392.8)     (187.7)
Purchase of leased in assets.................................................       (100.3)           -        (260.9)          -
Proceeds from sale-leaseback.................................................            -            -             -       201.3
Portfolio proceeds...........................................................         34.5        102.0          99.0       192.6
Proceeds from other asset sales..............................................          6.6          5.9          13.4        10.9
Net (increase) decrease in restricted cash...................................        (12.4)         3.6         (13.4)        2.9
                                                                                   -------     --------      --------     -------
     Net cash (used in) provided by investing
     activities of continuing operations.....................................       (348.8)        17.7        (554.7)      220.0

FINANCING ACTIVITIES
Net proceeds from issuances of debt..........................................         99.7        327.4         345.1       327.4
Repayments of debt...........................................................        (43.6)      (381.0)       (162.3)     (523.4)
Net increase (decrease) in commercial paper
 and bank credit facilities..................................................        248.2         (8.3)        261.6       (58.3)
Net decrease in capital lease obligations....................................         (0.7)        (0.8)         (5.4)       (7.2)
Net increase in amount
 due from GATX Corporation...................................................         14.4          7.1           5.2       (12.6)
Cash dividends paid to GATX Corporation......................................        (28.4)       (27.8)        (59.2)      (48.8)
                                                                                   -------     --------      --------     -------
     Net cash provided by (used in) financing
     activities of continuing operations.....................................        289.6        (83.4)        385.0      (322.9)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS.................          1.1         (0.5)          1.1        (0.9)
CASH FLOW OF DISCONTINUED OPERATIONS (SEE NOTE 11)
Operating cash flows.........................................................            -         (0.8)            -        (0.8)
Investing cash flows.........................................................            -          0.1             -         9.1
Financing cash flows...........                                                          -            -             -           -
                                                                                   -------     --------      --------     -------
NET INCREASE IN CASH AND CASH EQUIVALENTS....................................      $  67.3     $   53.6      $   41.0     $  48.8
                                                                                   =======     ========      ========     =======

  The accompanying notes are an integral part of these consolidated financial statements.

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. DESCRIPTION OF BUSINESS

      GATX Financial Corporation ("GFC" or the "Company") is a wholly owned subsidiary of GATX Corporation ("GATX" or the "Parent Company"). GFC is headquartered in Chicago, Illinois and provides services primarily through three operating segments: GATX Rail ("Rail"), GATX Air ("Air"), and GATX Specialty ("Specialty"). GFC specializes in railcar and locomotive leasing, aircraft leasing, and the leasing of other large-ticket equipment. In addition, GFC owns and operates a fleet of self-unloading vessels on the Great Lakes through its wholly owned subsidiary, American Steamship Company ("ASC"). GFC also invests in companies and joint ventures that complement its existing business activities. GFC partners with financial institutions and operating companies to improve its scale in certain markets, broaden its diversification within asset classes and enter new markets.

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

NOTE 2. BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of GATX Financial Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by these accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes set forth in the Company's Form 10-K/A for the year ended December 31, 2005. Certain reclassifications have been made to the 2005 consolidated financial statements to conform to the 2006 presentation.

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

      Under existing accounting guidance provided in SFAS No. 13, changes in estimates or assumptions not affecting estimated total net income from a leveraged lease, including the timing of income tax cash flows, do not change the timing of leveraged lease income recognition. In July, 2006, the Financial Accounting Standards Board ("FASB") issued Staff Position ("FSP") No. FAS 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction. The guidance outlined in this FSP applies to all transactions classified as leveraged leases in accordance with SFAS No. 13 and requires that the expected timing of income tax cash flows generated by a leveraged lease transaction be reviewed annually or more frequently if events or changes in circumstances indicate that a change in timing has occurred or is projected to occur. If, during the lease term, the expected timing of income tax cash flows generated by a leverage lease is revised, the rate of return and the allocation of income would be recalculated from the inception of the lease following the methodology provided in SFAS No. 13, which may result in a one-time, non-cash charge to earnings in the period of changed expectations. An equivalent amount of any such adjustment would then be recognized as income over the remaining term of the applicable lease. Over the full term of these leases the cumulative accounting income would not change. This FSP is effective for fiscal years beginning after December 15, 2006. The application of this FSP is not expected to be material to the Company's consolidated financial position or results of operations.

      In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN48"), which is an interpretation of SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 does not prescribe a recognition threshold or measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. FIN 48 clarifies the application of SFAS No. 109 by defining criteria that an individual tax position must meet for any tax benefit to be recognized in an enterprise's financial statements. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. FIN 48 is effective for fiscal years beginning after December 15, 2006. GFC is currently evaluating the impact of adopting this interpretation.

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

      Operating results for GFC's affiliates assuming GFC held a 100% interest, were (in millions):

                                                THREE MONTHS ENDED      SIX MONTHS ENDED
                                                     JUNE 30                JUNE 30
                                              ----------------------   -------------------
                                                2006          2005       2006      2005
                                              ---------    ---------   -------   ---------
Revenues..................................    $   215.1    $   204.5   $ 394.7   $   384.3
Pre-tax income reported by affiliates.....         47.5         57.6     118.2       103.4

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

      Periodic costs pertaining to the GATX plans are allocated to GFC on the basis of payroll costs with respect to normal cost and on the basis of actuarial determinations for prior service cost. Allocated costs for continuing operations for the three months ended June 30, 2006 and 2005 were $0.9 million and $1.0 million, respectively. Allocated costs for continuing operations for the six months ended June 30, 2006 and 2005 were $1.8 million and $2.0 million, respectively. Plan benefit obligations, plan assets, and the components of net periodic costs for individual subsidiaries of GATX, including GFC, have not been determined.

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

      The following table sets forth GFC's guarantees as of (in millions):

                                                                 JUNE 30     DECEMBER 31
                                                                   2006          2005
                                                               ----------    -----------
Affiliate guarantees.......................................    $     27.3    $      29.5
Asset residual value guarantees............................         175.7          368.6
Lease payment guarantees...................................          25.3           27.3
Loan payment guarantee - Parent Company convertible debt...         300.0          300.0
Other guarantee............................................          77.8           77.8
                                                               ----------    -----------
    Total guarantees.......................................         606.1          803.2
Standby letters of credit and bonds........................          21.3           23.6
                                                               ----------    -----------
                                                               $    627.4    $     826.8
                                                               ==========    ===========

      At June 30, 2006, the maximum potential amount of guarantees under which GFC or its subsidiaries could be required to perform was $606.1 million. The related carrying value of the guarantees on the balance sheet, including deferred revenue primarily associated with residual value guarantees entered into prior to the effective date of FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, was a liability of $1.2 million. The expirations of these guarantees, except for GFC's Other guarantee, the term of which is uncertain, range from 2007 to 2017. Any liability resulting from GFC's performance pursuant to the residual value guarantees will be reduced by the value realized from the underlying asset or group of assets. Historically, gains associated with the residual value guarantees have exceeded any losses and were recorded in asset remarketing income in the consolidated statements of operations. Based on known facts and current market conditions, management does not believe that the asset residual value guarantees will result in any significant adverse financial impact to the Company. Accordingly, the Company has not recorded any accrual for contingent losses with respect to the residual value guarantees as of June 30, 2006. GFC believes these asset residual value guarantees will likely generate future income in the form of fees and residual sharing proceeds.

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

      GFC's Other guarantee represents an indemnification of Airbus Industrie ("Airbus") related to the dissolution of Flightlease Holdings Limited ("FHG") and the allocation by Airbus of $77.8 million of pre-delivery payments to GFC towards the purchase of aircraft in 2001. These pre-delivery payments are also the subject of active litigation. No liability has been recorded with respect to this indemnification as GFC believes that the likelihood of having to perform under the indemnity is remote.

      GFC and its subsidiaries are also parties to standing letters of credit and bonds primarily related to workers' compensation and general liability insurance overages. No material claims have been made against these obligations. At June 30, 2006, management does not expect any material losses to result from these off balance sheet instruments because performance is not expected to be required.

NOTE 7. VARIABLE INTEREST ENTITIES

      GFC has ownership interests in certain investments that are considered Variable Interest Entities ("VIEs") in accordance with FASB Interpretation No. 46R, Consolidation of Variable Interest Entities. GFC does not believe it is the primary beneficiary with respect to any of the VIEs. As a result, GFC does not consolidate these entities. GFC's maximum exposure to loss with respect to these VIEs is approximately $243.1 million of which $217.8 million was the aggregate carrying value of these investments recorded on the balance sheet at June 30, 2006.

NOTE 8. COMPREHENSIVE INCOME

      The components of comprehensive income were as follows (in millions):

                                     THREE MONTHS ENDED      SIX MONTHS ENDED
                                          JUNE 30                 JUNE 30
                                    --------------------   --------------------
                                      2006       2005         2006       2005
                                    --------   ---------   ---------   --------
Net income.....................     $   56.7   $    50.7   $   118.4   $   92.7
Other comprehensive
 income, net of tax:
  Foreign currency
   translation gain
    (loss).....................         13.5       (14.2)       16.8      (30.5)
  Unrealized loss
   on securities...............         (0.3)         --        (0.6)      (3.5)
  Unrealized gain
   (loss) on derivative
    instruments................          9.2        (2.0)       11.4        0.8
  Minimum pension
   liability adjustment........           --          --          --         --
                                    --------   ---------   ---------   --------
COMPREHENSIVE INCOME...........     $   79.1   $    34.5   $   146.0   $   59.5
                                    ========   =========   =========   ========

NOTE 9. ADVANCES TO PARENT

      Interest income on advances to GATX, which is included in gross income was $6.1 million for the three months ended June 30, 2006 compared to $6.5 million in the prior year quarter. For the six months ended June 30, 2006 interest income on advances was $12.3 million compared to $12.7 million in the prior year period. These advances have no maturity date. Interest income on advances to GATX is based on an interest rate that is adjusted annually in accordance with an estimate of applicable rates.

NOTE 10. FINANCIAL DATA OF BUSINESS SEGMENTS

      The financial data presented below conforms to SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and depicts the profitability, financial position and capital expenditures of each of GFC's continuing business segments. Segment profitability is presented to reflect operating results inclusive of allocated corporate support expenses.

      GFC provides services primarily through three operating segments: Rail, Air and Specialty. In addition, GFC operates a fleet of self-unloading vessels on the Great Lakes through its wholly owned subsidiary, American Steamship Company.

      Rail is principally engaged in leasing rail equipment, including tank cars, freight cars and locomotives. Rail provides full-service leases under which Rail maintains and services the railcars, pays ad valorem taxes, and provides other ancillary services. Rail also provides net leases, under which the lessee is responsible for maintenance, insurance and taxes.

      Air is principally engaged in leasing narrowbody aircraft to airlines throughout the world. Air typically provides net leases under which the lessee is responsible for maintenance, insurance and taxes. Air also engages in fee based aircraft management activities that involve remarketing and sales efforts on behalf of clients.

Specialty is principally engaged in pursuing investment opportunities in marine assets and long-lived industrial equipment in targeted industries. Specialty also provides portfolio management services that generate income, some of which is based on the residual value of the equipment under management. The Specialty portfolio consists primarily of leases, loans, joint venture investments and interests in residual values involving a variety of underlying asset types, including marine, aircraft, rail, industrial and other equipment.

      Other is comprised of corporate results, including SG&A expenses and interest expense not allocated to segments, and the operating results of ASC.

      Management evaluates the performance of each segment based on several measures, including net income. These results are used to assess performance and determine resource allocation among the segments.

      GFC allocates corporate SG&A and applicable interest expense to its segments. Corporate SG&A expenses relate to administration and support functions performed at the corporate office. Such expenses include information technology, human resources, legal, tax, financial support and executive costs. Directly attributable expenses are generally allocated to the segments and shared costs are retained in Other. Amounts allocated to the segments are approximated based on management's best estimate and judgment of direct support services.

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

      The following tables present certain segment data for the three and six months ended June 30, 2006 and 2005 (in millions):

                                                                RAIL          AIR      SPECIALTY       OTHER        TOTAL
                                                              ---------     -------    ---------     --------     ---------
THREE MONTHS ENDED JUNE 30, 2006
PROFITABILITY
Revenues...................................................   $   213.5    $   36.8     $   15.6      $  62.1     $   328.0
Share of affiliates' earnings..............................         5.5        12.1          9.6           --          27.2
                                                              ---------    --------     --------      -------     ---------
Total gross income.........................................       219.0        48.9         25.2         62.1         355.2
Depreciation ..............................................        36.3        11.2          1.5          2.6          51.6
Interest expense, net......................................        24.3        15.3          4.7         (2.0)         42.3
Operating lease expense....................................        40.9         0.5          1.0         (0.1)         42.3
Asset impairment charges...................................         0.1        11.6           --           --          11.7
Income from continuing operations
  before income taxes......................................        44.1         4.0         15.2         16.8          80.1
Net income from continuing operations......................        35.4         2.6          8.4         10.3          56.7
                                                              ---------    --------     --------      -------     ---------
CAPITAL EXPENDITURES
Portfolio investments and capital additions................        91.4        46.0         14.9        124.9         277.2
                                                              ---------    --------     --------      -------     ---------
SELECTED BALANCE SHEET DATA AT JUNE 30, 2006
Investments in affiliated companies........................       117.2       378.3        168.4           --         663.9
Identifiable assets........................................     3,114.6     1,722.7        451.7        822.1       6,111.1
                                                              ---------    --------     --------      -------     ---------

                                                               RAIL          AIR       SPECIALTY       OTHER         TOTAL
                                                             ---------     --------    ---------     --------     ---------
THREE MONTHS ENDED JUNE 30, 2005
PROFITABILITY
Revenues...................................................   $   198.5    $   30.3     $   35.0      $  47.0     $   310.8
Share of affiliates' earnings..............................         6.9        11.8         12.6           --          31.3
                                                              ---------    --------     --------      -------     ---------
Total gross income.........................................       205.4        42.1         47.6         47.0         342.1
Depreciation ..............................................        31.5        14.9          1.0          2.0          49.4
Interest expense, net......................................        19.5        14.4          5.2         (3.5)         35.6
Operating lease expense....................................        44.7         5.4          0.9         (0.1)         50.9
Asset impairment charges...................................         0.9          --          0.4           --           1.3
Income (loss) from continuing operations
  before income taxes......................................        36.4        (0.1)        38.5          4.1          78.9
Net Income from continuing operations......................        23.1          --         23.8          3.4          50.3
                                                              ---------    --------     --------      -------     ---------
CAPITAL EXPENDITURES
Portfolio investments and capital additions................        80.5         2.3          9.5          1.5          93.8
                                                              ---------    --------     --------      -------     ---------
SELECTED BALANCE SHEET DATA AT DECEMBER 31, 2005
Investments in affiliated companies........................        99.7       408.9        158.7           --         667.3
Identifiable assets........................................     2,719.4     1,746.6        427.3        632.5       5,525.8
                                                              ---------    --------     --------      -------     ---------

                                                                RAIL         AIR       SPECIALTY      OTHER         TOTAL
                                                              ---------    --------    ---------     --------     ---------
SIX MONTHS ENDED JUNE 30, 2006
PROFITABILITY
Revenues...................................................   $   424.6    $   72.4     $   48.1      $  78.1     $   623.2
Share of affiliates' earnings..............................         9.1        25.9         19.5           --          54.5
                                                                -------    --------     --------      -------     ---------
Total gross income.........................................       433.7        98.3         67.6         78.1         677.7
Depreciation ..............................................        70.2        22.2          3.1          2.6          98.1
Interest expense, net......................................        45.2        29.5          9.3         (4.7)         79.3
Operating lease expense....................................        86.1         1.1          2.0         (0.2)         89.0
Asset impairment charges...................................         0.3        10.7          2.9           --          13.9
Income from continuing operations
  before income taxes......................................        81.7        21.7         45.1         27.8         176.3
Net income from continuing operations .....................        60.2        13.9         26.8         17.5         118.4
                                                                -------    --------     --------      -------     ---------
CAPITAL EXPENDITURES
Portfolio investments and capital additions................       161.6        49.1         54.4        127.7         392.8
                                                                -------    --------     --------      -------     ---------
SELECTED BALANCE SHEET DATA AT JUNE 30, 2006
Investments in affiliated companies........................       117.2       378.3        168.4           --         663.9
Identifiable assets........................................     3,114.6     1,722.7        451.7        822.1       6,111.1
                                                                -------    --------     --------      -------     ---------


                                                                     RAIL          AIR     SPECIALTY    OTHER       TOTAL
                                                                   ---------    --------   ---------   --------   ---------
SIX MONTHS ENDED JUNE 30, 2005
PROFITABILITY
Revenues..................................................         $   399.4    $   63.6   $    52.9   $   59.0   $   574.9
Share of affiliates' earnings.............................              10.0        22.2        22.0         --        54.2
                                                                   ---------    --------   ---------   --------   ---------
Total gross income........................................             409.4        85.8        74.9       59.0       629.1
Depreciation .............................................              66.6        30.6         2.0        2.0       101.2
Interest expense, net.....................................              42.1        27.7        10.1       (7.8)       72.1
Operating lease expense...................................              86.7         5.9         2.0       (0.2)       94.4
Asset impairment charges..................................               1.9          --         1.5         --         3.4
Income from continuing operations
  before income taxes.....................................              66.2         6.9        54.7       15.3       143.1
Net Income from continuing operations.....................              43.1         4.8        33.8       10.6        92.3
                                                                   ---------    --------   ---------   --------   ---------
CAPITAL EXPENDITURES
Portfolio investments and capital additions...............             150.6         2.9        31.6        2.6       187.7
                                                                   ---------    --------   ---------   --------   ---------
SELECTED BALANCE SHEET DATA AT DECEMBER 31, 2005
Investments in affiliated companies.......................              99.7       408.9       158.7         --       667.3
Identifiable assets.......................................           2,719.4     1,746.6       427.3      632.5     5,525.8
                                                                   ---------    --------   ---------   --------   ---------

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

      The following table summarizes the operating results of the Technology segment, for all periods presented (in millions):

                                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                                          JUNE 30                 JUNE 30
                                                   ---------------------   --------------------
                                                     2006....     2005       2006        2005
                                                   ---------    --------   ---------   --------
Gross income..............................         $      --    $    0.8   $      --   $    1.2
Income before taxes.......................                --         0.8          --        0.8
Operating income, net of tax..............                --         0.4          --        0.4

      The following tables summarize the components of discontinued operations reported on the consolidated statements of cash flows (in millions):

                                                                   THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                        JUNE 30                JUNE 30
                                                                  --------------------   --------------------
                                                                    2006       2005        2006       2005
                                                                  --------   ---------   --------   ---------
OPERATING ACTIVITIES
  Net cash used in operating activities......................     $     --   $    (0.8)  $     --   $    (0.8)
INVESTING ACTIVITIES                                                                           --
  Net proceeds from sale of segment..........................           --         0.1         --         9.1
                                                                  --------   ---------   --------   ---------
  Net cash provided by investing activities..................           --         0.1         --         9.1
                                                                  --------   ---------   --------   ---------
CASH (USED IN) PROVIDED BY
  DISCONTINUED OPERATIONS, NET...............................     $     --   $    (0.7)  $     --   $     8.3
                                                                  ========   =========   ========   =========

      In the six month period ended June 30, 2005, Technology received final distributions totaling $9.1 million associated with the 2004 sale of a joint venture interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

      The following discussion and analysis should be read in conjunction with the unaudited financial statements included herein. Certain statements within this document may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Risks and uncertainties include, but are not limited to, general economic conditions; lease rates, utilization levels and operating costs in GFC's primary asset segments; conditions in the capital markets; changes in GFC's credit ratings; dynamics affecting companies within the markets served by GFC; regulatory rulings that may impact the economic value and operating costs of assets; competitive factors in GFC's primary markets including lease pricing and asset availability; changes in loss provision levels within GFC's portfolio; impaired asset charges that may result from changing market conditions or implementation of portfolio management initiatives by GFC; the outcome of pending or threatened litigation and general market conditions in the rail, air, marine and other large-ticket industries. Other factors and unanticipated events could adversely affect our business operations and financial performance. We discuss certain of these matters more fully, as well as certain risk factors that may affect our business operations, financial condition and results of operations, in other of our filings with the SEC, including our Annual Report on Form 10-K/A. These risks, uncertainties and other factors should be carefully considered in evaluating the forward-looking statements. The forward-looking statements included in this Quarterly Report are made only as of the date of this report, and we undertake no obligation to update these forward-looking statements to reflect subsequent events or circumstances.

BUSINESS OVERVIEW

      GATX Financial Corporation ("GFC" or the "Company") is a wholly owned subsidiary of GATX Corporation ("GATX" or the "Parent Company"). GFC is headquartered in Chicago, Illinois and provides services primarily through three operating segments: GATX Rail ("Rail"), GATX Air ("Air"), and GATX Specialty ("Specialty"). GFC specializes in railcar and locomotive leasing, aircraft leasing, and the leasing of other large-ticket equipment. In addition, GFC operates a fleet of self-unloading vessels on the Great Lakes through its wholly owned subsidiary, American Steamship Company ("ASC"). GFC also invests in companies and joint ventures that complement existing business activities. GFC partners with financial institutions and operating companies to improve scale in certain markets, broaden diversification within asset classes and enter new markets.

      Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2006. For further information, refer to GFC's Annual Report on Form 10-K/A for the year ended December 31, 2005.

FINANCIAL SUMMARY

      The following table presents net income by segment for the periods indicated (in millions):

                                     THREE MONTHS ENDED      SIX MONTHS ENDED
                                          JUNE 30                  JUNE 30
                                   ---------------------   --------------------
                                      2006        2005       2006        2005
                                   ---------    --------   ---------   --------
Rail............................   $    35.4    $   23.1   $    60.2   $   43.1
Air.............................         2.6          --        13.9        4.8
Specialty.......................         8.4        23.8        26.8       33.8
Other...........................        10.3         3.4        17.5       10.6
                                   ---------    --------   ---------   --------
  Income from continuing
   operations...................        56.7        50.3       118.4       92.3
Discontinued operations.........        --           0.4        --          0.4
                                   ---------    --------   ---------   --------
  Net income....................   $    56.7    $   50.7   $   118.4   $   92.7
                                   =========    ========   =========   ========

                                    GATX RAIL

      Components of Rail's income statements are summarized below (in millions):

                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                             JUNE 30              JUNE 30
                                     --------------------   --------------------
                                      2006         2005       2006        2005
                                    ---------   ---------   --------   ---------
GROSS INCOME
Lease income.....................   $   192.7   $   180.5   $  383.1   $  358.8
Asset remarketing income.........         5.7         1.3       11.7        8.2
Fees.............................         0.4         0.4        0.8        0.9
Other income ....................        14.7        16.3       29.0       31.5
                                    ---------   ---------   --------   --------
  Revenues.......................       213.5       198.5      424.6      399.4
Share of affiliates' earnings....         5.5         6.9        9.1       10.0
                                     --------   ---------   --------   --------
TOTAL GROSS INCOME...............       219.0       205.4      433.7      409.4

OWNERSHIP COSTS
Depreciation ....................        36.3        31.5       70.2       66.6
Interest expense, net............        24.3        19.5       45.2       42.1
Operating lease expense..........        40.9        44.7       86.1       86.7
                                    ---------   ---------   --------   --------
TOTAL OWNERSHIP COSTS............       101.5        95.7      201.5      195.4

OTHER COSTS AND EXPENSES
Maintenance expense..............        47.1        45.5       98.2       93.7
Selling, general and
 administrative..................        20.3        17.3       39.9       35.3
Asset impairment charges.........         0.1         0.9        0.3        1.9
Other expenses...................         5.9         9.6       12.1       16.9
                                    ---------   ---------   --------   --------
TOTAL OTHER COSTS AND EXPENSES...        73.4        73.3      150.5      147.8
                                    ---------   ---------   --------   --------
INCOME BEFORE INCOME TAXES.......        44.1        36.4       81.7       66.2

INCOME TAXES.....................         8.7        13.3       21.5       23.1
                                    ---------   ---------   --------   --------
NET INCOME.......................   $    35.4   $    23.1   $   60.2   $   43.1
                                    =========   =========   ========   ========

RAIL'S FLEET DATA

      The following table summarizes the railcar activity for Rail's North American fleet for the six months ended June 30:

                                             2006        2005
                                            -------    --------
Beginning balance.................          108,151     106,819
Cars added........................            2,058       2,120
Cars scrapped or sold.............           (2,268)     (2,386)
                                            -------    --------
Ending balance....................          107,941     106,553
Utilization rate..................             98.6%       97.9%

COMPARISON OF THE FIRST SIX MONTHS OF 2006 TO THE FIRST SIX MONTHS OF 2005.

SUMMARY

      Rail continued to benefit from favorable conditions in its markets during the first six months of 2006. In both North America and Europe, strong demand contributed to high lease renewal success, increased lease rates and historically high levels of fleet utilization. In the second quarter of 2006, the average North American renewal lease rate on a basket of common car types increased 15.4% on average over the expiring rate. Additionally, Rail is extending term on certain renewals, an action that is expected to temper future earnings volatility. Utilization is expected to remain high throughout the remainder of 2006 and with over 11,000 railcars up for renewal in North America over the balance of the year, GFC expects lease income in 2006 to continue to increase as expiring leases are expected to be renegotiated at higher rates. During the first six months of 2006, Rail invested $161.6 million, acquiring approximately 2,100 railcars and 46 locomotives. Investment volume for the comparable period of 2005 totaled $150.6 million for approximately 2,300 railcars and 11 locomotives. In the first six months of 2006, Rail also exercised two purchase options on approximately 4,700 railcars leased in under operating leases for an aggregate cost of $260.9 million.

      Rail's net income of $60.2 million for the first six months of 2006 was $17.1 million higher than the prior year period. The increase was driven primarily by an average of 3,100 more railcars on lease than the comparable period of 2005, an increase in lease rates over the last 18 months on lease renewals and assignments and a $5.9 million deferred tax benefit, recorded in the second quarter of 2006, from a reduction in Canadian statutory tax rates.

GROSS INCOME

      Rail's 2006 gross income of $433.7 million for the first six months was $24.3 million higher than the prior year period. In North America, lease income increased $22.8 million, due primarily to higher lease rates and, on average, 2,300 more cars on lease compared to the first six months of 2005. Locomotive leasing contributed $1.1 million to the increase due to higher lease rates and higher utilization. In Europe, 2006 lease income was $1.5 million higher than the prior year as the impact of, on average, 800 additional railcars on lease was partially offset by the effect of foreign currency exchange differences.

      Asset remarketing income increased $3.5 million versus the prior year period. Rail capitalized on the stronger 2006 market conditions by selling certain less desirable railcar types, resulting in a $5.7 million remarketing gain.

      Lower other income in 2006 primarily reflects lower repair revenues on third party railcars and the absence of an insurance recovery received in the prior year period, partially offset by higher gains in 2006 on the scrapping of railcars. Repair revenues were lower in 2006 due to increased focus at GFC's major service centers on maintaining GFC's growing North American fleet over third party railcars. Scrapping gains were higher in 2006 due to an increase in the price of steel.

      The decrease in share of affiliates' earnings versus the prior year period primarily reflects a $4.0 million asset remarketing gain recognized at a domestic joint venture in 2005. The decrease was partially offset by improved results and favorable market value adjustments on certain derivative financial instruments at the AAE Cargo affiliate.

OWNERSHIP COSTS

      Ownership costs of $201.5 million were $6.1 million higher than the prior year, reflective of increased interest costs and depreciation associated with Rail's asset acquisitions. Higher interest rates in 2006 also impacted interest expense. Over the past 18 months, Rail has invested approximately $560 million in railcar acquisitions and existing railcar improvements. The comparative mix among the ownership cost components of depreciation, interest and operating lease expense was impacted by sale leaseback activity and the purchase of railcars leased in under operating leases. In 2005, Rail completed a sale leaseback transaction for 2,900 railcars with a net book value of $170.0 million. In 2006, Rail exercised purchase options on two operating leases for 2,700 and 2,000 railcars respectively, for an aggregate cost of $260.9 million.

OTHER COSTS AND EXPENSES

      Maintenance expense increased $4.5 million from the prior year period to $98.2 million. The increase primarily reflects a larger fleet and increased repairs performed by North American railroads in 2006. The current year also includes added expense associated with the conversion and reconfiguration of certain railcars for use in difference types of services. Rail continues to face the possibility of newly mandated security or safety legislation or regulations that, if enacted, may increase future maintenance costs or negatively impact asset valuations.

      Selling, general and administrative costs were $4.6 higher than the prior year period. The increase was primarily related to increased employee and information technology costs in North America, partially offset by lower employee costs in Europe related to integration activities executed in 2005.

      Other expenses were $4.8 million lower than the prior year period. The decrease was primarily due to lower claims related expenses and favorable foreign currency exchange rates. Asset impairment charges in the prior year period included the write down of a repair facility that was held for sale and the writedown of certain European locomotives. The repair facility was sold during the current year period at its adjusted book value.

TAXES

      See "Consolidated Income Taxes" for a discussion of GFC's consolidated income tax expense.

COMPARISON OF SECOND QUARTER 2006 TO SECOND QUARTER 2005

SUMMARY

      Rail's net income of $35.4 million for the second quarter of 2006 was $12.3 million higher than the prior year period. The increase was driven primarily by an average of 2,800 more railcars on lease than the prior period, an increase in lease rates over the last 18 months on lease renewals and assignments and a $5.9 million deferred tax benefit, recorded in the second quarter of 2006, from a reduction in Canadian statutory tax rates. Partially offsetting the increase were higher ownership and maintenance costs on the larger active fleet.

GROSS INCOME

      Rail's 2006 gross income of $219.0 million for the second quarter of 2006 was $13.6 million higher than the prior year period. In North America, lease income increased $11.2 million, reflecting the effects of higher lease rates and, on average, 2,300 more cars on lease compared to the second quarter of 2005. In Europe, lease income was $1.0 million higher than the prior year period as the impact of an average of 500 additional railcars on lease contributed favorably to results.

      Asset remarketing income increased $4.4 million versus the prior year period. Rail capitalized on the stronger 2006 market conditions by selling certain less desirable railcar types, resulting in a $5.7 million remarketing gain.

      Lower other income in 2006 primarily reflects lower repair revenues on third party railcars and the absence of an insurance recovery received in the prior year period, partially offset by higher gains on the scrapping of railcars. Repair revenues were lower in 2006 due to increased focus at GFC's major service centers on maintaining GFC's growing North American fleet over third party railcars. Scrapping gains were higher in 2006 due to an increase in the price of steel.

      The decrease in share of affiliates' earnings versus the prior year period reflects a large asset remarketing gain recognized by an affiliate in 2005. The decrease was partially offset by improved results and favorable market value adjustments on certain derivative financial instruments at the AAE Cargo affiliate.

OWNERSHIP COSTS

      Ownership costs of $101.5 million were $5.8 million higher than the prior year period, reflective of increased interest costs and depreciation associated with Rail's asset acquisition activity. Higher interest rates in 2006 also impacted interest expense. The comparison of depreciation, interest and operating lease expense was impacted by Rail's exercise of a purchase option at the end of the first quarter of 2006 on 2,700 railcars leased in under an operating lease for an aggregate cost of $160.6 million. A second purchase option for $100.3 million, covering 2,000 railcars, was exercised at the end of the second quarter of 2006.

OTHER COSTS AND EXPENSES

      Maintenance expense increased $1.6 million from the prior year period to $47.1 million. The increase reflects the costs associated with maintaining a larger fleet, increased repairs performed by North American railroads and greater compliance work in 2006. The current year period also includes added expense associated with the conversion and reconfiguration of certain railcars for use in different types of services. Rail continues to face the possibility of newly mandated security or safety legislation or regulations that, if enacted, may increase future maintenance costs or negatively impact asset valuations.

      Selling, general and administrative costs were $3.0 higher than the prior year period. The increase was primarily related to increased employee costs and increased information technology costs in North America, partially offset by lower employee costs in Europe related to integration activities executed in 2005.

      Other expenses were $3.7 million lower than the prior year period. The decrease was primarily due to lower claims related expenses and favorable foreign currency exchange gains.

                                    GATX AIR

      Components of Air's income statements are summarized below (in millions):

                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                               JUNE 30             JUNE 30
                                         ------------------    ----------------
                                          2006        2005      2006      2005
                                         -----       ------    ------    ------
GROSS INCOME
Lease income..........................   $33.2       $ 28.1    $ 64.0    $57.9
Interest income on loans..............     0.1          0.2       0.2      0.3
Asset remarketing income..............       -          0.1       -        1.1
Fees..................................     3.4          1.9       7.9      4.1
Other income .........................     0.1           --       0.3      0.2
                                         -----       ------    ------    -----
  Revenues............................    36.8         30.3      72.4     63.6
Share of affiliates' earnings.........    12.1         11.8      25.9     22.2
                                         -----       ------    ------    -----
TOTAL GROSS INCOME....................    48.9         42.1      98.3     85.8

OWNERSHIP COSTS
Depreciation .........................    11.2         14.9      22.2     30.6
Interest expense, net.................    15.3         14.4      29.5     27.7
Operating lease expense...............     0.5          5.4       1.1      5.9
                                         -----       ------    ------    -----
TOTAL OWNERSHIP COSTS.................    27.0         34.7      52.8     64.2

OTHER COSTS AND EXPENSES
Maintenance expense...................     0.5          0.1       1.0      0.5
Selling, general and administrative...     5.4          7.1      11.3     13.8
Asset impairment charges .............    11.6           --      10.7       --
Other expenses........................     0.4          0.3       0.8      0.4
                                         -----       ------    ------    -----
TOTAL OTHER COSTS AND EXPENSES........    17.9          7.5      23.8     14.7
                                         -----       ------    ------    -----
INCOME (LOSS) BEFORE INCOME TAXES.....     4.0         (0.1)     21.7      6.9

INCOME TAX (BENEFIT) PROVISION........     1.4         (0.1)      7.8      2.1
                                         -----       ------    ------    -----
NET INCOME............................   $ 2.6       $  --     $ 13.9    $ 4.8
                                         =====       ======    ======    =====

AIR'S FLEET DATA

      The following table summarizes information on GFC owned and managed aircraft as of June 30:

                                                      2006        2005
                                                      ----        ----
Utilization by net book value of owned aircraft....    100%       99.9%
Number of owned aircraft (A).......................    146         155
Number of managed aircraft.........................     59          66

(A)   Includes wholly owned and partnered aircraft

COMPARISON OF THE FIRST SIX MONTHS OF 2006 TO THE FIRST SIX MONTHS OF 2005.

SUMMARY

      The airline industry continues to benefit from improved worldwide airline traffic while continuing to be sensitive to higher fuel prices and other global political, economic and health-related events. Lease rates have remained firm as demand for narrowbody aircraft continues to be strong. Air is focused on improving financial returns through increasing aircraft management engagements and by optimizing its existing fleet. In the first six months of 2006, Air was successful in expanding its aircraft management activities, resulting in fee income of $7.9 million, a 92.7% increase over the prior year. Air continues to pursue aircraft management opportunities, which include remarketing and sales efforts on behalf of clients. The timing of income from these activities will depend on transactional opportunities and is expected to be uneven in nature. In December 2005, Air targeted 36 aircraft, comprised of 12 wholly owned and 24 held by affiliates, for disposition and began reviewing alternatives for its 50% owned affiliate, Pembroke. Air expects that the disposition of the targeted aircraft will be substantially completed by year end. In the first six months of 2006, two of the targeted aircraft were placed on short term direct finance leases and the sale of Air's interest in Pembroke was completed in July 2006. Additionally, Air took delivery of one new aircraft in June 2006, which was immediately placed on lease.

      Air's net income of $13.9 million for the first six months of 2006 was $9.1 million higher than the prior year period. Comparability between periods was affected by lower depreciation expense of $7.0 million (after tax) and asset impairment charges of $6.8 million (after tax) recorded in 2006 on aircraft targeted for disposition and an operating lease charge of $3.0 million (after tax) recorded in 2005. Excluding the effects of these events, the 2006 increase in income was primarily attributable to higher lease and fee income and lower SG&A expense.

GROSS INCOME

      Gross income of $98.3 million was $12.5 million higher than the prior year period primarily due to increased lease income, fees and share of affiliates' earnings. Lease income was $6.1 million higher than the prior year due to the impact of higher interest rates on variable rate leases partially offset by the absence of income from four aircraft transferred to a newly formed partnership in 2005 and from two aircraft that were off-lease while transitioning between lessees in 2006. Fee income of $7.9 million was $3.8 million higher than the prior year primarily due to fees earned for managing the sale of aircraft on behalf of third parties. Share of affiliates' earnings increased $3.7 million over the comparable 2005 period primarily due to current year earnings from the new partnership formed in 2005, the impact of higher interest rates on variable rate leases, and lower depreciation expense in the current year on certain joint venture aircraft held for sale or whose book values were written down in December 2005. The increase was partially offset by lower asset remarketing gains in the Rolls-Royce engine leasing affiliate.

OWNERSHIP COSTS

      Ownership costs of $52.8 million were $11.4 million lower than the prior year. Depreciation expense decreased $8.4 million primarily due to the absence of depreciation in 2006 on aircraft classified as held for sale. Interest expense increased $1.8 million due to higher interest rates on variable rate debt, largely offset by the impact of lower average debt balances. Operating lease expense in 2006 was lower due to a charge of $4.8 million related to the restructuring of a lease with a bankrupt carrier recorded in the prior year.

OTHER COSTS AND EXPENSES

      Other costs and expenses of $23.8 million were $9.1 million higher than the prior year. The asset impairment charges in the current period resulted primarily from the net change in estimated fair value of the remaining held for sale aircraft, partially offset by the reversal of maintenance reserves related to two held for sale aircraft that were placed on direct finance leases. Air expects that results for the remainder of 2006 will continue to include gains and losses as additional fair value remeasurements and/or final disposition results for held for sale aircraft are recognized. SG&A expense was lower primarily due to the capitalization of initial direct costs related to the new aircraft placed on lease.

TAXES

      See "Consolidated Income Taxes" for a discussion of GFC's consolidated income tax expense.

COMPARISON OF SECOND QUARTER 2006 TO SECOND QUARTER 2005

      Air's net income of $2.6 million for the three months ended June 30, 2006 was $2.6 million higher than the prior year period. Comparability between periods was affected by lower depreciation expense of $3.6 million (after tax) and additional net impairment charges of $7.3 million (after tax) recorded in 2006, and an operating lease charge of $3.0 million (after tax) recorded in 2005. Excluding these events, the increase was primarily attributable to higher lease income and fees and lower SG&A expense.

GROSS INCOME

      Gross income of $48.9 million was $6.8 million higher than the prior year period primarily due to increased lease income, fees and share of affiliates' earnings. Lease income was $5.1 million higher than the prior year due to the impact in 2006 of higher interest rates on variable rate leases. Fee income of $3.4 million was $1.5 million higher than the prior year primarily due to fees earned for managing the sale of aircraft on behalf of third parties. Share of affiliates' earnings increased $0.3 million over the comparable 2005 period primarily due to the impact in 2006 of higher interest rates on variable rate leases and lower depreciation expense in the current year on certain joint venture aircraft held for sale or whose book values were written down in December 2005. The impact of these items more than offset the absence of the gains on sale recorded at Air's engine leasing joint venture and the reversal of repossession expense accruals, which were recorded in the prior 2005 period.

OWNERSHIP COSTS

      Ownership costs of $27.0 million were $7.7 million lower than the prior year. Depreciation expense decreased $3.7 million primarily due to the absence of depreciation in 2006 on aircraft classified as held for sale. Interest expense increased $0.9 million due to higher interest rates on variable rate debt, largely offset by the impact of lower average debt balances. Operating lease expense in the second quarter of 2006 was lower due to a one-time charge of $4.8 million related to the restructuring of a lease with a bankrupt carrier recorded in the prior year.

OTHER COSTS AND EXPENSES

      Other costs and expenses of $17.9 million were $10.4 million higher than the prior year. The asset impairment charges in the current period resulted primarily from the net change in estimated fair value of the remaining held for sale aircraft, partially offset by the reversal of maintenance reserves related to one held for sale aircraft that was placed on a six month direct finance lease. Air expects that results for the remainder of 2006 will continue to include gains and losses as additional fair value remeasurements and/or final disposition results for held for sale aircraft are recognized. SG&A expense was lower primarily due to the capitalization of initial direct costs related to the new aircraft placed on lease.

                                 GATX SPECIALTY

      Components of Specialty's income statements are summarized below (in millions):

                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                             JUNE 30               JUNE 30
                                        ------------------    ------------------
                                        2006         2005      2006       2005
                                        -----       ------    -------    -------
GROSS INCOME
Lease income.........................   $ 9.6       $  7.8    $  18.8    $  15.4
Interest income on loans.............     1.7          2.6        2.5        4.4
Asset remarketing income.............     2.7         21.0       22.4       23.5
Fees.................................     0.6          1.2        2.2        2.1
Other income ........................     1.0          2.4        2.2        7.5
                                        -----       ------    -------    -------
  Revenues...........................    15.6         35.0       48.1       52.9
Share of affiliates' earnings........     9.6         12.6       19.5       22.0
                                        -----       ------    -------    -------
TOTAL GROSS INCOME...................    25.2         47.6       67.6       74.9

OWNERSHIP COSTS
Depreciation ........................     1.5          1.0        3.1        2.0
Interest expense, net................     4.7          5.2        9.3       10.1
Operating lease expense..............     1.0          0.9        2.0        2.0
                                        -----       ------    -------    -------
TOTAL OWNERSHIP COSTS................     7.2          7.1       14.4       14.1

OTHER COSTS AND EXPENSES
Maintenance expense..................       -          0.2          -        0.7
Asset impairment charges.............       -          0.4        2.9        1.5
Selling, general and administrative..     2.1          1.6        4.3        3.5
Other expenses.......................     0.7         (0.2)       0.9        0.4
                                        -----       ------    -------    -------
TOTAL OTHER COSTS AND EXPENSES.......     2.8          2.0        8.1        6.1
                                        -----       ------    -------    -------
INCOME BEFORE INCOME TAXES...........    15.2         38.5       45.1       54.7

INCOME TAXES.........................     6.8         14.7       18.3       20.9
                                        -----       ------    -------    -------
NET INCOME...........................   $ 8.4       $ 23.8    $  26.8    $  33.8
                                        =====       ======    =======    =======

SPECIALTY'S PORTFOLIO DATA

      The following table summarizes information on the owned and managed Specialty portfolio as of June 30 ($ in millions):

                                                  2006        2005
                                                 ------      ------
Net book value of owned assets (A)............   $462.8      $444.4
Net book value of managed portfolio...........    524.4       675.4

(A)   Includes off balance sheet assets

COMPARISON OF THE FIRST SIX MONTHS OF 2006 TO THE FIRST SIX MONTHS OF 2005.

SUMMARY

      During the first six months of 2006, Specialty's net book value of owned assets increased $24.4 million to $462.8 million, reflecting GFC's renewed efforts to grow this segment by following a disciplined approach that focuses on marine and select industrial equipment assets. In 2006, Specialty invested $54.4 million, including $40.3 million for industrial equipment assets and $13.0 million in marine assets.

      Specialty's net income of $26.8 million for the first six months of 2006 was $7.0 million lower than the prior year period. The decrease was primarily due to lower gains from the sale of securities and lower share of affiliates' earnings in the current year.

GROSS INCOME

      Gross income of $67.6 million was $7.3 million lower than the prior year. The decrease was primarily due to lower gains on the sale of securities and share of affiliates' earnings, partially offset by higher lease income. The increase of $3.4 million in lease income was primarily due to new investments in operating lease assets. Interest income decreased $1.9 million as a result of the run-off of Venture Finance and other portfolio loans during 2005. Asset remarketing, for both 2006 and 2005, primarily reflects gains and fees received in each period from sales of assets and related transactions in the managed portfolios. Significant residual sharing fees of $14.0 million and $12.8 million were received in 2006 and 2005, respectively, related to one transaction. The timing of asset remarketing income is dependant on transactional opportunities and market conditions and is expected to be uneven in nature. Other income decreased $4.4 million primarily due to a $3.7 million gain from the sale of securities recorded in the prior year.

      Share of affiliates' earnings of $19.5 million decreased $2.5 million primarily as a result of decreased operating earnings from the marine joint ventures. These joint ventures continue to post strong earnings in 2006, however, not at the historically high levels experienced in 2005.

OWNERSHIP COSTS

      Ownership costs of $14.4 million increased $0.3 million primarily as a result of increased depreciation expense related to new portfolio investments.

OTHER COSTS AND EXPENSES

      Other costs and expenses of $8.1 million increased $2.0 million primarily due to asset impairment charges recorded in the current year on certain cost method investments.

TAXES

      See "Consolidated Income Taxes" for a discussion of GFC's consolidated income tax expense.

COMPARISON OF SECOND QUARTER 2006 TO SECOND QUARTER 2005

      Specialty's net income of $8.4 million for the three months ended June 30, 2006 was $15.4 million lower than the prior year period. The decrease was primarily due to lower asset remarketing income and share of affiliates' earnings in the current year.

GROSS INCOME

      Gross income of $25.2 million was $22.4 million lower than the prior year. The decrease was primarily due to lower asset remarketing, and share of affiliates' earnings, partially offset by higher lease income. The increase of $1.8 million in lease income was primarily due to new investments in operating lease assets. Asset remarketing was $2.7 million in the second quarter of 2006 compared to $21.0 million in the prior year, which included a residual sharing fee of $12.8 million on one transaction. The timing of asset remarketing income is dependant on transactional opportunities and market conditions and is expected to be uneven in nature. Interest income decreased $0.9 million as result of the run-off of Venture Finance and other portfolio loans during 2005. Other income includes gains on the sale of securities, which decreased by $0.6 million from the prior year.

      Share of affiliates' earnings of $9.6 million decreased $3.0 million primarily as a result of decreased earnings from the marine joint ventures. These joint ventures continue to post strong earnings in 2006, however, not at the historically high levels experienced in 2005.

OWNERSHIP COSTS

      Ownership costs of $7.2 million increased $0.1 million primarily as a result of increased depreciation expense related to new portfolio investments.

OTHER COSTS AND EXPENSES

      Other costs and expenses of $2.8 million increased $0.8 million primarily due to currency fluctuations, partially offset by a larger reversal of provision for losses in the current year.

                                      OTHER

      Components of the income statements are summarized below (in millions):

                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                               JUNE 30               JUNE 30
                                         ------------------     ----------------
                                          2006         2005     2006       2005
                                         ------        ----     ----       ----
GROSS INCOME
Marine operating revenue..............   $ 53.8      $ 40.1   $ 63.3     $ 46.0
Lease income .........................      2.1           -      2.1          -
Other income .........................      6.2         6.9     12.7       13.0
                                         ------      ------   ------     ------
TOTAL GROSS INCOME....................     62.1        47.0     78.1       59.0

OWNERSHIP COSTS
Depreciation .........................      2.6         2.0      2.6        2.0
Interest expense, net.................     (2.0)       (3.5)    (4.7)      (7.8)
Operating lease expense...............     (0.1)       (0.1)    (0.2)      (0.2)
                                         ------      ------   ------     ------
TOTAL OWNERSHIP COSTS.................      0.5        (1.6)    (2.3)      (6.0)

OTHER COSTS AND EXPENSES
Marine operating expense..............     41.8        30.4     48.8       35.3
Selling, general and administrative...      3.0         2.8      3.7        3.1
Other expenses........................        -        11.3      0.1       11.3
                                         ------      ------   ------     ------
TOTAL OTHER COSTS AND EXPENSES........     44.8        44.5     52.6       49.7
                                         ------      ------   ------     ------
INCOME BEFORE INCOME TAXES............     16.8         4.1     27.8       15.3

INCOME TAXES..........................      6.5         0.7     10.3        4.7
                                         ------      ------   ------     ------
NET INCOME............................   $ 10.3      $  3.4   $ 17.5     $ 10.6
                                         ======      ======   ======     ======

COMPARISON OF THE FIRST SIX MONTHS OF 2006 TO THE FIRST SIX MONTHS OF 2005.

SUMMARY

      Other is comprised of corporate results, including selling, general and administrative expenses ("SG&A") and interest expense net of amounts allocated to the segments, and the results of ASC. Other reported net income of $17.5 million in 2006, compared to net income of $10.6 million reported in 2005. Other income includes interest on advances to GATX of $12.3 million and $12.7 million in 2006 and 2005, respectively. The prior year results included $11.9 million ($7.4 million after-tax) of debt extinguishment costs primarily related to fees associated with liability management activities. Specifically, during the second quarter of 2005, GFC completed a bond tender for an aggregate principal amount of $188.4 million of debt scheduled to mature in 2006 and prepaid in excess of $110.0 million of higher cost secured borrowings. Excluding the impact of the debt extinguishment costs, 2006 results were comparable to 2005. An increase in interest expense in 2006 was largely offset by higher income at ASC. The increased interest expense was due to finance costs resulting from ASC's fleet acquisitions and higher unallocated interest. The higher ASC net income was driven primarily by new vessels added to ASC's fleet, which led to significantly higher marine operating revenues and expenses. One vessel was added at the end of the second quarter of 2005 and six additional vessels were acquired from Oglebay Norton Marine Services in June of 2006.

COMPARISON OF SECOND QUARTER 2006 TO SECOND QUARTER 2005

SUMMARY

      Other reported net income of $10.3 million in 2006, compared to net income of $3.4 million reported in 2005. Other income includes interest on advances to GATX of $6.1 million and $6.5 million in 2006 and 2005, respectively. The prior year results included $11.9 million ($7.4 million after-tax) of debt extinguishment costs primarily related to fees associated with liability management activities. Excluding the impact of the debt extinguishment costs, 2006 results were comparable to 2005. An increase in interest expense in 2006 was largely offset by higher income at ASC. The increased expense was due to finance costs resulting from ASC's fleet acquisitions and higher unallocated interest. The higher ASC net income was driven by the new vessels added to ASC's fleet.

                                GFC CONSOLIDATED

CONSOLIDATED INCOME TAXES

      GFC's effective tax rate was 33% for the six months ended June 30, 2006 compared to 36% for the six months ended June 30, 2005. The decrease in 2006 was primarily driven by a deferred tax benefit of $5.9 million resulting from a Canadian statutory rate change enacted in the second quarter of 2006. Excluding the deferred tax benefit, GFC's 2006 year to date tax rate approximated 36%, which reflects the impact of state income taxes, partially offset by lower tax rates on foreign source income.

CASH FLOW AND LIQUIDITY

      Over the course of a full year, GFC expects to generate significant cash flow from a combination of operating activities and investment portfolio proceeds. This cash flow is used to satisfy GFC's cash needs for investing and financing activities, such as servicing debt, paying dividends, and funding portfolio investments and capital additions. Cash flow from operations and portfolio proceeds are impacted by changes in working capital and the timing of asset dispositions. As a result, cash flow components will vary across reporting periods. The following discussion of cash flow activity is presented excluding the impact of discontinued operations.

      Net cash provided by continuing operations for the first six months of 2006 was $209.6 million, an increase of $65.3 million from the prior year period. Higher lease income and the absence of debt extinguishment costs were partially offset by higher finance costs and other changes in working capital.

      Portfolio investments and capital additions for the six months of 2006 totaled $392.8 million, an increase of $205.1 million from the comparable 2005 period. Rail's investments of $161.6 million were $11.0 million higher than the prior year period and included the addition of approximately 2,100 railcars to its fleet. Air's investments of $49.1 million in 2006 consisted primarily of the final payment for delivery of one new Airbus 320-200 aircraft. Air had only nominal investing activity in the prior year period. Specialty invested $54.4 million in 2006, an increase of $22.8 million from the prior year period. Significant 2006 activity at Specialty included $40.3 million of investments in select long-lived industrial equipment and $13.0 in marine assets. ASC invested $123.9 million in 2006, adding six vessels acquired from Oglebay Norton Marine Services to its fleet. Additionally, in 2006, Rail exercised purchase options on two operating leases covering 4,700 railcars for an aggregate cost of $260.9 million.

      Portfolio proceeds were $99.0 million for the first six months of 2006 compared to $192.6 million for the prior year period. Proceeds for the first six months of 2005 included $62.7 million related to the transfer of four aircraft to a newly formed joint venture in which the Company had a 50% interest. In 2006, GFC sold half of its 50% interest in this joint venture for $30.6 million. Additionally, in 2005, a sale-leaseback transaction was executed on approximately 2,900 railcars for total proceeds of $201.3 million.

      GFC also expects to satisfy its cash needs for investing and financing activities through the use of uncommitted money market lines, commercial paper, committed revolving credit facilities, the issuance of unsecured debt, and a variety of secured borrowings. GFC utilizes both domestic and international banks and capital markets.

      In the first six months of 2006, GFC issued long-term debt for net proceeds of $345.1 million, primarily consisting of $200.0 million of ten-year senior unsecured notes and a $100.0 million seven-year unsecured term loan. GFC also issued a net amount of $304.7 million of commercial paper. Debt repaid in 2006 consisted primarily of scheduled maturities and certain bank credit facilities. Subsequent to June 30, 2006, the proceeds from the term loan were used to reduce commercial paper outstanding.

      GFC has a $525.0 million five-year senior unsecured revolving facility which matures in June 2010. At June 30, 2006, availability under the credit facility was $201.0 million, with $19.3 million of letters of credit issued and $304.7 million of commercial paper outstanding, both backed by the facility. The revolving credit facility contains various restrictive covenants, including requirements to maintain a defined net worth, an asset coverage test, and a fixed charge coverage ratio. At June 30, 2006, GFC was in compliance with all covenants and conditions of the credit facility.

      The indentures for GFC's public debt also contain restrictive covenants, including limitations on loans, advances or investments in related parties (including the Parent Company) and dividends it may distribute to the Parent Company. Certain of the indentures contain limitation on liens provisions that limit the amount of secured indebtedness GFC may incur. At June 30, 2006, GFC was in compliance with the covenants and all conditions of the indentures. A subsidiary financing contains leverage and cash flow covenants that are specific to the subsidiary. GFC does not anticipate any covenant violations in either the credit facility, bank financing, or indentures, nor does GFC anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

      As of June 30, 2006, GFC had a shelf registration for $1.0 billion of debt securities and pass through certificates from which $496.5 million of senior unsecured notes had been issued.

      The availability of these funding options may be affected by certain factors including the global capital market environment and outlook as well as GFC's financial performance. Access to capital markets at competitive rates is dependent on GFC's credit rating and rating outlook, as determined by rating agencies such as Standard & Poor's ("S&P") and Moody's Investors Service ("Moody's"). In January of 2006, S&P upgraded its credit rating on GFC's long-term unsecured debt to BBB from BBB- and changed GFC's rating outlook to stable. Also, S&P's credit rating for short-term unsecured debt was upgraded to A-2 from A-3. Moody's credit rating and outlook on GFC's long-term unsecured debt remained unchanged at Baa3 and positive, respectively. Moody's short-term unsecured debt rating is P-3. GFC continued to successfully utilize the commercial paper market as a source of liquidity during the second quarter. However, the Moody's short-term unsecured debt rating of P-3 may restrict GFC's future ability to utilize this market.

      Unconditional purchase obligations at June 30, 2006, consisting primarily of railcar orders and committed aircraft deliveries, were comprised as follows (in millions):

                                                TOTAL    REMAINDER 2006    2007      2008
                                               ------    --------------  -------    ------
Rail.........................................  $375.8       $214.0       $ 126.1    $ 35.7
Air..........................................   136.2         44.0          92.2        --
Specialty....................................    17.8         15.3           2.5        --
                                               ------       ------       -------    ------
 Total unconditional purchase obligations....  $529.8       $273.3       $ 220.8    $ 35.7
                                               ======       ======       =======    ======

NEW ACCOUNTING PRONOUNCEMENTS

      See Note 3 to the consolidated financial statements for a summary of new accounting pronouncements that may impact GFC's businesses.

CRITICAL ACCOUNTING POLICIES

      There have been no changes to GFC's critical accounting policies during the six month period ending June 30, 2006; refer to GFC's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005 for a summary of GFC's policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Since December 31, 2005, there have been no material changes in GFC's interest rate and foreign currency exposures or types of derivative instruments used to hedge these exposures, and no significant changes in underlying market conditions. For a discussion of the Company's exposure to market risk refer to
Part II: Item 7A, Quantitative and Qualitative Disclosure about Market Risk reported in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2005.

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

      No change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended June 30, 2006 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Since December 31, 2005, there have been no material changes or new developments in GFC's legal proceedings. For a discussion of these proceedings, refer to Part I: Item 3, Legal Proceedings reported in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2005.

ITEM 1A. RISK FACTORS

      Since December 31, 2005, there have been no material changes in GFC's Risk Factors. For a discussion of GFC's risk factors refer to Part 1: Item 1A, Risk Factors, reported in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2005.

ITEM 6. EXHIBITS

            Exhibits:

            Reference is made to the exhibit index which is included herewith and is incorporated by reference hereto.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               GATX FINANCIAL CORPORATION
                                                      (Registrant)

                                                   /s/ Robert C. Lyons
                                               --------------------------
                                                    Robert C. Lyons
                                                   Vice President and
                                                Chief Financial Officer
                                               (Duly Authorized Officer)

Date: August 1, 2006

                                  EXHIBIT INDEX

EXHIBIT
 NUMBER                               EXHIBIT DESCRIPTION
-------        -----------------------------------------------------------------
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