Form 10-Q
period 2006-09-30
GATX FINANCIAL CORP
filed 2006-11-02
CIK 357019

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

                For the quarterly period ended September 30, 2006

                                      or

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

The registrant had 1,051,250 shares of $1 par value common stock outstanding (all owned by GATX Corporation) as of October 31, 2006.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

================================================================================

                           GATX FINANCIAL CORPORATION
                                    FORM 10-Q
            QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2006

                                      INDEX

Item No.                                                                 Page No.
--------                                                                 --------
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
            Consolidated Balance Sheets (Unaudited)...................       1
            Consolidated Statements of Income (Unaudited).............       2
            Consolidated Statements of Cash Flows (Unaudited).........       3
            Notes to the Consolidated Financial Statements
               (Unaudited)............................................       4

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................
            Forward Looking Statements................................      13
            Business Overview.........................................      13
            Financial Summary.........................................      13
            Comparison of Nine Months and Three Months Results of
               Operations by Business Segment.........................      15
            Cash Flow and Liquidity...................................      22
            New Accounting Pronouncements.............................      23
            Critical Accounting Policies..............................      23

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...      23

Item 4.  Controls and Procedures......................................      24

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings............................................      24

Item 1A. Risk Factors.................................................      25

Item 6.  Exhibits.....................................................      25

SIGNATURE.............................................................      26

EXHIBIT INDEX.........................................................      27

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   GATX FINANCIAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                  (IN MILLIONS)

                                                                         SEPTEMBER 30   DECEMBER 31
                                                                             2006           2005
                                                                         ------------   -----------
ASSETS
CASH AND CASH EQUIVALENTS ............................................    $    90.2      $   105.7
RESTRICTED CASH ......................................................         57.5           53.1

RECEIVABLES
Rent and other receivables ...........................................         93.3           81.2
Finance leases .......................................................        361.9          313.6
Loans ................................................................         23.1           37.3
Allowance for possible losses ........................................        (11.2)         (12.7)
                                                                          ---------      ---------
                                                                              467.1          419.4

OPERATING LEASE ASSETS, FACILITIES AND OTHER
Rail .................................................................      4,201.4        3,728.1
Specialty ............................................................        104.0           90.8
Other ................................................................        361.3          234.4
Allowance for depreciation ...........................................     (1,781.5)      (1,741.6)
                                                                          ---------      ---------
                                                                            2,885.2        2,311.7

DUE FROM GATX CORPORATION ............................................        425.9          393.2
INVESTMENTS IN AFFILIATED COMPANIES ..................................        310.5          283.9
GOODWILL .............................................................         91.2           86.0
OTHER ASSETS .........................................................        159.7          166.0
ASSETS OF DISCONTINUED OPERATIONS ....................................      1,561.9        1,706.8
                                                                          ---------      ---------
TOTAL ASSETS .........................................................    $ 6,049.2      $ 5,525.8
                                                                          =========      =========
LIABILITIES AND SHAREHOLDER'S EQUITY
ACCOUNTS PAYABLE AND ACCRUED EXPENSES ................................    $   142.5      $   133.7
DEBT
Commercial paper and bank credit facilities ..........................        285.9           57.0
Recourse .............................................................      2,572.4        2,415.4
Nonrecourse ..........................................................          3.8           37.7
Capital lease obligations ............................................         52.5           62.5
                                                                          ---------      ---------
                                                                            2,914.6        2,572.6

DEFERRED INCOME TAXES ................................................        764.1          665.7
OTHER LIABILITIES ....................................................        237.9          258.6
LIABILITIES OF DISCONTINUED OPERATIONS ...............................        131.0          126.3
                                                                          ---------      ---------
TOTAL LIABILITIES ....................................................      4,190.1        3,756.9

SHAREHOLDER'S EQUITY
Preferred stock ($1.00 par value, 2,000,000 authorized, 1,027,250 shares of Series A Convertible Preferred Stock issued and
   outstanding as of September 30, 2006 and December 31, 2005) .......        125.0          125.0
Common stock ($1.00 par value, 4,000,000 authorized, 1,051,250 shares issued and outstanding as of September 30, 2006 and
   December 31, 2005) ................................................          1.1            1.1
Additional paid in capital ...........................................        569.1          569.1
Retained earnings ....................................................      1,133.6        1,071.7
Accumulated other comprehensive income ...............................         30.3            2.0
                                                                          ---------      ---------
TOTAL SHAREHOLDER'S EQUITY ...........................................      1,859.1        1,768.9
                                                                          ---------      ---------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY ...........................    $ 6,049.2      $ 5,525.8
                                                                          =========      =========

  The accompanying notes are an integral part of these consolidated financial statements.

                   GATX FINANCIAL CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                  (IN MILLIONS)

                                                                         THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                            SEPTEMBER 30         SEPTEMBER 30
                                                                         ------------------   -----------------
                                                                            2006     2005       2006     2005
                                                                           ------   ------     ------   ------
GROSS INCOME
Lease income .........................................................     $208.1   $191.5     $612.2   $565.7
Marine operating revenue .............................................       76.1     46.5      139.2     92.5
Interest income on loans .............................................        0.6      2.4        3.1      6.9
Asset remarketing income .............................................        7.5      8.6       41.6     40.3
Fees .................................................................        1.2      1.1        4.2      4.1
Other income .........................................................       21.7     21.6       65.6     73.6
                                                                           ------   ------     ------   ------
   Revenues ..........................................................      315.2    271.7      865.9    783.1
Share of affiliates' earnings ........................................       26.8     20.3       63.2     61.6
                                                                           ------   ------     ------   ------
TOTAL GROSS INCOME ...................................................      342.0    292.0      929.1    844.7

OWNERSHIP COSTS
Depreciation .........................................................       43.0     35.8      118.9    106.4
Interest expense, net ................................................       29.3     20.0       79.1     64.4
Operating lease expense ..............................................       39.3     45.8      127.2    134.3
                                                                           ------   ------     ------   ------
TOTAL OWNERSHIP COSTS ................................................      111.6    101.6      325.2    305.1

OTHER COSTS AND EXPENSES
Maintenance expense ..................................................       50.7     46.9      148.9    141.3
Marine operating expense .............................................       58.9     37.0      107.7     72.3
Selling, general and administrative ..................................       24.6     22.5       71.7     64.4
Asset impairment charges .............................................        0.6      0.7        3.8      4.1
Other expenses .......................................................        8.6     11.4       21.5     40.0
                                                                           ------   ------     ------   ------
TOTAL OTHER COSTS AND EXPENSES .......................................      143.4    118.5      353.6    322.1
                                                                           ------   ------     ------   ------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES ................       87.0     71.9      250.3    217.5
INCOME TAXES .........................................................       30.0     25.4       83.0     77.1
                                                                           ------   ------     ------   ------
INCOME FROM CONTINUING OPERATIONS ....................................       57.0     46.5      167.3    140.4
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF TAXES (NOTE 11) ...      (54.2)     2.6      (46.2)     1.4
                                                                           ------   ------     ------   ------
NET INCOME ...........................................................     $  2.8   $ 49.1     $121.1   $141.8
                                                                           ======   ======     ======   ======

   The accompanying notes are an integral part of these consolidated financial statements.

                   GATX FINANCIAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (IN MILLIONS)

                                                                         THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                            SEPTEMBER 30         SEPTEMBER 30
                                                                         ------------------   -----------------
                                                                            2006     2005       2006     2005
                                                                           ------   ------     ------   ------
OPERATING ACTIVITIES
Net income ...........................................................     $  2.8   $ 49.1     $121.1   $141.8
Less: (Loss) income from discontinued operations .....................      (54.2)     2.6      (46.2)     1.4
                                                                           ------   ------     ------   ------
Income from continuing operations ....................................       57.0     46.5      167.3    140.4

Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
   Gain on sales of assets and securities ............................       (6.0)    (8.2)     (19.8)   (30.2)
   Depreciation ......................................................       44.7     37.7      124.3    112.3
   Asset impairment charges ..........................................        0.6      0.7        3.8      4.1
   Deferred income taxes .............................................       23.7     14.9       62.9     58.8
   Share of affiliates' earnings, net of dividends ...................      (26.3)   (13.3)     (51.5)   (43.1)
   Net decrease in operating lease payable ...........................      (19.3)   (24.4)     (44.2)   (43.9)
   Other operating activities ........................................       30.5     39.9       17.3      6.5
                                                                           ------   ------     ------   ------
Net cash provided by operating activities of continuing operations ...      104.9     93.8      260.1    204.9

INVESTING ACTIVITIES
Additions to equipment on lease, net of nonrecourse financing for
   leveraged leases, operating lease assets and facilities ...........     (165.3)  (124.2)    (494.7)  (281.8)
Loans extended .......................................................         --       --       (4.8)      --
Investments in affiliated companies ..................................         --       --       (8.3)   (22.6)
Other investments ....................................................       (0.4)   (20.3)      (1.6)   (24.9)
                                                                           ------   ------     ------   ------
Portfolio investments and capital additions ..........................     (165.7)  (144.5)    (509.4)  (329.3)
Purchase of leased in assets .........................................         --       --     (260.9)      --
Proceeds from sale-leaseback .........................................         --       --         --    201.3
Portfolio proceeds ...................................................       44.5     27.0      104.5    148.3
Proceeds from other asset sales ......................................        6.4     20.0       19.7     30.9
Net decrease (increase) in restricted cash ...........................        8.9     (6.6)      (4.2)    (3.7)
                                                                           ------   ------     ------   ------
Net cash (used in) provided by investing activities of continuing
   operations ........................................................     (105.9)  (104.1)    (650.3)    47.5

FINANCING ACTIVITIES
Proceeds from issuances of debt (original maturities longer than 90
   days) .............................................................       25.3      8.6      370.4    336.0
Repayments of debt (original maturities longer than 90 days) .........      (28.0)    (6.6)    (155.7)  (481.2)
Net (decrease) increase in debt with original maturities of 90 days or
   less ..............................................................      (32.4)     2.3      229.2    (56.0)
Payments on capital lease obligations ................................       (4.7)    (4.4)     (10.0)   (11.6)
Net increase in amount due from GATX Corporation .....................      (37.9)    (1.2)     (32.7)   (13.8)
Cash dividends paid to GATX Corporation ..............................         --    (24.5)     (59.2)   (73.3)
                                                                           ------   ------     ------   ------
Net cash (used in) provided by financing activities of continuing
   operations ........................................................      (77.7)   (25.8)     342.0   (299.9)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS .........        0.4     (0.3)       1.5     (1.2)

CASH FLOWS OF DISCONTINUED OPERATIONS (SEE NOTE 11)
Net cash provided by operating activities ............................       20.5     30.0       74.8     62.4
Net cash provided by investing activities ............................       69.7     14.4       59.5     91.9
Net cash used in financing activities ................................      (68.4)   (16.6)    (103.1)   (65.4)
                                                                           ------   ------     ------   ------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS DURING THE
   PERIOD ............................................................      (56.5)    (8.6)     (15.5)    40.2
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .....................      146.7    111.9      105.7     63.1
                                                                           ------   ------     ------   ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........................     $ 90.2   $103.3     $ 90.2   $103.3
                                                                           ======   ======     ======   ======

   The accompanying notes are an integral part of these consolidated financial statements.

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. DESCRIPTION OF BUSINESS

     GATX Financial Corporation ("GFC" or the "Company") is a wholly owned subsidiary of GATX Corporation ("GATX" or the "Parent Company"). GFC is headquartered in Chicago, Illinois and provides services primarily through two operating segments: GATX Rail ("Rail") and GATX Specialty ("Specialty"). GFC specializes in railcar and locomotive leasing and the leasing of other large-ticket equipment. In addition, GFC operates a fleet of self-unloading vessels on the Great Lakes through its wholly owned subsidiary, American Steamship Company ("ASC"). GFC also invests in companies and joint ventures that complement existing business activities. GFC partners with financial institutions and operating companies to improve scale in certain markets, broaden diversification within asset classes and enter new markets.

     On September 28, 2006, GFC signed a definitive agreement to sell the majority of its aircraft leasing business to Macquarie Aircraft Leasing Limited ("MALL"). Previously, GFC signed definitive agreements for the sale of 22 wholly owned and partnered aircraft along with letters of intent for an additional five partnered aircraft and sold its interest in its Pembroke affiliate. The combination of the pending and completed sales will result in the disposition of substantially all of GFC's aircraft leasing operation (formerly the "Air" segment). Accordingly, Air has been segregated and classified as discontinued operations for all periods presented. Prior to 2006, GFC completed the sale of substantially all the assets and related nonrecourse debt of its former Technology segment ("Technology"). Financial data for Technology has also been segregated and reported as discontinued operations for all periods presented. See Note 11 for additional information on GFC's discontinued operations.

NOTE 2. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of GATX Financial Corporation and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by these accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes set forth in the Company's Form 10-K/A for the year ended December 31, 2005.

     The Company's investment in an aircraft engine leasing joint venture and certain other items that historically were reported in Air will not be sold as part of the Air disposition. For segment reporting purposes, the related balance sheet carrying amounts, earnings and cash flows related to these items have been transferred to Specialty. Historical financial information has been restated and all periods presented reflect this transfer. Certain other reclassifications have also been made to the 2005 consolidated financial statements to conform to the 2006 presentation.

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

     Under existing accounting guidance provided in SFAS No. 13, changes in estimates or assumptions not affecting estimated total net income from a leveraged lease, including the timing of income tax cash flows, do not change the timing of leveraged lease income recognition. In July 2006, the Financial Accounting Standards Board ("FASB") issued Staff Position ("FSP") FAS 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction. The guidance outlined in this FSP applies to all transactions classified as leveraged leases in accordance with SFAS No. 13 and requires that the expected timing of income tax cash flows generated by a leveraged lease transaction be reviewed annually or more frequently if events or changes in circumstances indicate that a change in timing has occurred or is projected to occur. If, during the lease term, the expected timing of income tax cash flows generated by a leveraged lease is revised, the rate of return and the allocation of income should be recalculated from the inception of the lease following the methodology provided in SFAS No. 13, which may result in a one-time, non-cash charge to earnings in the period of changed expectations. An equivalent amount of any such adjustment would then be recognized as income over the remaining term of the applicable lease. Over the full term of these leases the cumulative accounting income would not change. This FSP is effective for fiscal years beginning after December 15, 2006. The application of this FSP is not expected to be material to the Company's financial position or results of operations.

     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), which is an interpretation of SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 does not prescribe a recognition threshold or measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. FIN 48 clarifies the application of SFAS No. 109 by defining criteria that an individual tax position must meet for any tax benefit to be recognized in an enterprise's financial statements. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods and financial statement disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006. GFC is currently evaluating the impact of adopting this interpretation on its financial position and results of operations.

     In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current year misstatement. Prior practice allowed the evaluation of materiality on the basis of (1) the error quantified as the amount by which the current year income statement was misstated ("rollover method") or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated ("iron curtain method"). Sole reliance on either method in prior years could have resulted in misstatement of the financial statements. The guidance provided in SAB 108 requires both methods to be used in evaluating materiality. SAB 108 is effective as of the end of GFC's 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB 108. GFC is currently evaluating the impact of adopting SAB 108 on its financial position and results of operations.

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP") and expands disclosure requirements related to the use of fair value measures in financial statements. SFAS No. 157 does not modify the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability (exit price). SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity's own assumptions as the lowest level. The statement is effective for financial statements issued in 2008, however, earlier application is encouraged. The application of this statement is not expected to be material to the Company's financial position or results of operations.

     Also in September 2006, the FASB released SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). Under the new statement, companies must report the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and recognize any changes in that funded status in the year in which the changes occur through comprehensive income. The recognition and disclosure provisions of SFAS 158 are effective as of December 31, 2006. The application of this statement will have no effect on GFC's results of operations and the impact on GFC's financial position is not expected to be material.

     FSP AUG AIR-1, Accounting for Planned Major Maintenance Activities, was also released by the FASB in September 2006. FSP AUG AIR-1 amends the guidance on the accounting for planned major maintenance activities; specifically it precludes the use of the previously acceptable "accrue in advance" method. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. The application of this FSP is not expected to be material to the Company's financial position or results of operations.

NOTE 4. INVESTMENTS IN AFFILIATED COMPANIES

     Investments in affiliated companies represent investments in, and loans to and from, domestic and foreign companies and joint ventures that are in businesses similar to those of GFC, such as lease financing and related services for customers operating rail, marine and industrial equipment assets, as well as other business activities, including ventures that provide asset residual value guarantees in both domestic and foreign markets.

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

     Operating results from continuing operations for GFC's affiliates assuming GFC held a 100% interest, were (in millions):

                                                                         THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                            SEPTEMBER 30         SEPTEMBER 30
                                                                         ------------------   -----------------
                                                                            2006     2005       2006     2005
                                                                           ------   ------     ------   ------
Revenues .............................................................     $157.2   $141.4     $419.0   $400.1
Pre-tax income reported by affiliates ................................       65.6     48.9      158.7    135.7

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

     Periodic costs pertaining to the GATX plans are allocated to GFC on the basis of payroll costs with respect to normal cost and on the basis of actuarial determinations for prior service cost. Allocated costs for continuing operations for the three months ended September 30, 2006 and 2005 were $1.0 million and $1.0 million, respectively. Allocated costs for continuing operations for the nine months ended September 30, 2006 and 2005 were $2.8 million and $3.0 million, respectively. Plan benefit obligations, plan assets, and the components of net periodic costs for individual subsidiaries of GATX, including GFC, have not been determined.

NOTE 6. COMMERCIAL COMMITMENTS

     In connection with certain investments or transactions, GFC has entered into various commercial commitments, such as guarantees and standby letters of credit, which could potentially require performance in the event of demands by third parties. Similar to GFC's balance sheet investments, these commitments expose GFC to credit, market and equipment risk; accordingly, GFC evaluates its commitments and other contingent obligations using techniques similar to those used to evaluate funded transactions.

     The following table sets forth GFC's commercial commitments of continuing operations as of (in millions):

                                                                         SEPTEMBER 30   DECEMBER 31
                                                                             2006           2005
                                                                         ------------   -----------
Affiliate guarantees .................................................      $ 21.0         $ 21.6
Asset residual value guarantees ......................................       140.9          368.6
Lease payment guarantees .............................................        25.3           27.3
Loan payment guarantee - Parent Company convertible debt .............       300.0          300.0
Other guarantee ......................................................        77.8           77.8
                                                                            ------         ------
   Total guarantees ..................................................       565.0          795.3
Standby letters of credit and bonds ..................................        21.2           23.6
                                                                            ------         ------
                                                                            $586.2         $818.9
                                                                            ======         ======

     At September 30, 2006, the maximum potential amount of guarantees under which GFC or its subsidiaries could be required to perform was $565.0 million, which included $300.0 million related to GFC's guarantee of the Parent Company's convertible debt. The related carrying value of the guarantees on the balance sheet, including deferred revenue primarily associated with residual value guarantees entered into prior to the effective date of FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, was a liability of $1.2 million. The expirations of these guarantees, except for GFC's other guarantee, the term of which is uncertain, range from 2007 to 2017. Any liability resulting from GFC's performance pursuant to the residual value guarantees will be reduced by the value realized from the underlying asset or group of assets. Historically, gains associated with the residual value guarantees have exceeded any losses and were recorded in asset remarketing income or share of affiliates' earnings in the consolidated statements of operations. Based on known facts and current market conditions, management does not believe that the asset residual value guarantees will result in any significant adverse financial impact to the Company. Accordingly, the Company has not recorded any accrual for contingent losses with respect to the residual value guarantees as of September 30, 2006. GFC believes these asset residual value guarantees will likely generate future income in the form of fees and residual sharing proceeds.

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

     Asset residual value guarantees represent GFC's commitment to third parties that an asset or group of assets will be worth a specified amount at the end of a lease term. Revenue is earned for providing these asset value guarantees in the form of an initial fee (which is amortized into income over the period of the guarantee) and by sharing in any proceeds received upon disposition of the assets to the extent such proceeds are in excess of the amount guaranteed (which are recorded when realized).

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

     GFC and its subsidiaries are also parties to standing letters of credit and bonds primarily related to workers' compensation and general liability insurance overages. No material claims have been made against these obligations. At September 30, 2006, management does not expect any material losses to result from these off balance sheet instruments because performance is not expected to be required.

NOTE 7. VARIABLE INTEREST ENTITIES

     GFC has ownership interests in certain investments that are considered Variable Interest Entities ("VIEs") in accordance with FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities ("FIN 46(R)"). GFC does not believe it is the primary beneficiary with respect to any of the VIEs. As a result, GFC does not consolidate these entities. These entities are generally involved in railcar and equipment leasing activities. The nature of GFC's involvement with these entities primarily consists of equity investments and leveraged leases. GFC continues to evaluate new investments for the application of FIN 46(R) and regularly reviews all existing VIE's in connection with any reconsideration events as defined in FIN 46(R) that may result in GFC becoming the primary beneficiary. For continuing operations, GFC's maximum exposure to loss with respect to these VIEs is approximately $208.7 million of which $183.4 million was the aggregate carrying value of these investments recorded on the balance sheet at September 30, 2006.

NOTE 8. COMPREHENSIVE INCOME

     The components of comprehensive income were as follows (in millions):

                                                                         THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                            SEPTEMBER 30         SEPTEMBER 30
                                                                         ------------------   -----------------
                                                                            2006    2005        2006     2005
                                                                            ----   -----       ------   ------
Net income ...........................................................      $2.8   $49.1       $121.1   $141.8
Other comprehensive income, net of tax:
   Foreign currency translation gain (loss) ..........................       5.7    (7.4)        22.5    (37.9)
   Unrealized gain (loss) on securities ..............................       1.6    (0.2)         1.0     (3.7)
   Unrealized (loss) gain on derivative instruments ..................      (6.6)   11.2          4.8     12.0
                                                                            ----   -----       ------   ------
COMPREHENSIVE INCOME .................................................      $3.5   $52.7       $149.4   $112.2
                                                                            ====   =====       ======   ======

NOTE 9. RELATED PARTY TRANSACTIONS

     Interest income on advances to GATX, which is included in gross income was $5.9 million for the three months ended September 30, 2006 compared to $6.4 million in the prior year quarter. For the nine months ended September 30, 2006 interest income on advances was $18.2 million compared to $19.1 million in the prior year period. These advances have no maturity date. Interest income on advances to GATX is based on an interest rate that is adjusted annually in accordance with an estimate of applicable rates.

     GATX Corporation allocates to GFC an estimate of various corporate costs incurred on its behalf. These costs include direct expenses that are clearly applicable to GFC as well as an allocation of expenses that relate to administration and support activities performed at the corporate office. Directly attributable expenses include occupancy, insurance, pension/OPEB, employee group insurance, savings plan benefits and share based compensation. These expenses are allocated based on specific identification if available, or otherwise readily available measures such as square footage for occupancy or headcount for employee related programs. Administration and support includes services such as information technology, human resources, employee benefits, risk management, legal, and tax. Generally, these amounts are allocated based on an estimate of corporate resources utilized by GFC. The method of allocation in these instances may vary depending on the services provided, and may include a proportional method, incremental cost method or other methodology as applicable. The total amounts allocated to GFC for the three months ended September 30, 2006 and 2005 were $12.8 million and $11.7 million, respectively. The total amounts allocated to GFC for the nine months ended September 30, 2006 and 2005 were $39.1 million and $35.0 million, respectively. The Company's management believes this allocation methodology to be reasonable.

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

     GFC provides services primarily through two operating segments: Rail and Specialty. In addition, GFC operates a fleet of self-unloading vessels on the Great Lakes through its wholly owned subsidiary, American Steamship Company. Previously, as discussed in Note 1, GFC also operated a Technology and an Air segment. The sale of Technology was substantially completed in 2004 while the sale of Air is pending. As a result of these actions, the Technology and Air segments have been segregated and reported as discontinued operations for all periods presented.

     The Company's investment in an aircraft engine leasing joint venture and certain other items that historically were reported in the Air segment will not be sold as part of the Air disposition. The related balance sheet carrying amounts, earnings and cash flows related to these items have been transferred to Specialty. Historical financial information has been restated and all periods presented reflect this transfer. Certain other reclassifications have also been made to the 2005 consolidated financial statements to conform to the 2006 presentation.

     Rail is principally engaged in leasing rail equipment, including tank cars, freight cars and locomotives. Rail provides full-service leases under which Rail maintains and services the railcars, pays ad valorem taxes, and provides other ancillary services. Rail also provides net leases, under which the lessee is responsible for maintenance, insurance and taxes.

     Specialty is principally engaged in pursuing investment opportunities in marine assets and long-lived industrial equipment in targeted industries. Specialty also provides portfolio management services that generate income, some of which is based on the residual value of the equipment under management. The Specialty portfolio primarily consists of leases, loans, joint venture investments and interests in residual values involving a variety of underlying asset types, including marine, aircraft, rail, industrial and other equipment.

     Other is comprised of corporate results, including SG&A expenses and interest expense not allocated to segments, and the operating results of ASC.

     Management evaluates the performance of each segment based on several measures, including net income. These measures are used to assess performance and determine resource allocation among the segments.

     GFC allocates corporate SG&A and applicable interest expense to its segments. Corporate SG&A expenses relate to administration and support functions performed at the corporate office. Such expenses include information technology, human resources, employee benefits, risk management, legal and tax. Directly attributable expenses are generally allocated to the segments and shared costs are retained in Other. Amounts allocated to the segments are approximated based on management's best estimate and judgment of direct support services.

     Debt balances and interest expense were allocated based upon a fixed recourse leverage ratio for each individual operating segment and to the discontinued Air segment across all reporting periods, expressed as a ratio of recourse debt (including off balance sheet debt) to equity. Unallocated debt and related interest expense were retained in Other. Beginning in 2006, GFC modified its methodology for calculating the estimated value of its off balance sheet debt, which is based on the present value of committed future operating lease payments. GFC now uses the implicit interest rate in each of its operating leases as the discount rate in calculating the present value amount, whereas it previously used a fixed 10% discount rate. This modification generally resulted in a lower discount rate and therefore a higher calculated off balance sheet debt amount.

     In connection with this methodology change, GFC also modified the recourse leverage ratios assigned to each segment. For 2006, the recourse leverage ratios for Rail and Specialty were set at 4.75:1 and 4:1, respectively. For 2005, the leverage ratios were 4.5:1 and 4:1, respectively. In the aggregate, the amount of debt and interest expense allocated to each segment on the basis of the 2006 method approximated the amounts that would have been allocated under the prior method. Management believes this leverage and interest expense allocation methodology provides a reasonable approximation of each operating segment's risk-adjusted financial return.

     The following tables present certain segment data from continuing operations for the three and nine months ended September 30, 2006 and 2005 (in millions):

                                                                           RAIL     SPECIALTY    OTHER     TOTAL
                                                                         --------   ---------   ------   --------
THREE MONTHS ENDED SEPTEMBER 30, 2006
PROFITABILITY
Revenues .............................................................   $  214.8     $ 17.7    $ 82.7   $  315.2
Share of affiliates' earnings ........................................        8.4       18.4        --       26.8
                                                                         --------     ------    ------   --------
Total gross income ...................................................      223.2       36.1      82.7      342.0
Depreciation .........................................................       37.2        1.8       4.0       43.0
Interest expense, net ................................................       24.8        4.5        --       29.3
Operating lease expense ..............................................       38.4        0.9        --       39.3
Income from continuing operations before income taxes ................       44.1       25.5      17.4       87.0
Income from continuing operations ....................................       29.3       16.0      11.7       57.0
                                                                         --------     ------    ------   --------
CAPITAL EXPENDITURES
Portfolio investments and capital additions ..........................      154.7       10.9       0.1      165.7
                                                                         --------     ------    ------   --------
SELECTED BALANCE SHEET DATA AT SEPTEMBER 30, 2006
Investments in affiliated companies ..................................      114.9      195.6        --      310.5
Identifiable assets ..................................................    3,197.2      478.1     812.0    4,487.3
                                                                         --------     ------    ------   --------

                                                                           RAIL     SPECIALTY    OTHER     TOTAL
                                                                         --------   ---------   ------   --------
THREE MONTHS ENDED SEPTEMBER 30, 2005
PROFITABILITY
Revenues .............................................................   $  202.6     $ 14.9    $ 54.2   $  271.7
Share of affiliates' earnings ........................................        0.4       19.9        --       20.3
                                                                         --------     ------    ------   --------
Total gross income ...................................................      203.0       34.8      54.2      292.0
Depreciation .........................................................       32.4        1.1       2.3       35.8
Interest expense, net ................................................       19.4        3.9      (3.3)      20.0
Operating lease expense ..............................................       44.7        1.1        --       45.8
Income from continuing operations before income taxes ................       30.6       25.8      15.5       71.9
Income from continuing operations ....................................       20.7       15.9       9.9       46.5
                                                                         --------     ------    ------   --------
CAPITAL EXPENDITURES
Portfolio investments and capital additions ..........................      111.7       32.6       0.2      144.5
                                                                         --------     ------    ------   --------
SELECTED BALANCE SHEET DATA AT DECEMBER 31, 2005
Investments in affiliated companies ..................................       99.7      184.2        --      283.9
Identifiable assets ..................................................    2,719.4      455.5     644.1    3,819.0
                                                                         --------     ------    ------   --------

                                                                           RAIL     SPECIALTY    OTHER     TOTAL
                                                                         --------   ---------   ------   --------
NINE MONTHS ENDED SEPTEMBER 30, 2006
PROFITABILITY
Revenues .............................................................   $  639.4     $ 65.9    $160.6   $  865.9
Share of affiliates' earnings ........................................       17.5       45.7        --       63.2
                                                                         --------     ------    ------   --------
Total gross income ...................................................      656.9      111.6     160.6      929.1
Depreciation .........................................................      107.4        4.9       6.6      118.9
Interest expense, net ................................................       70.0       13.8      (4.7)      79.1
Operating lease expense ..............................................      124.5        2.9      (0.2)     127.2
Income from continuing operations before income taxes ................      125.8       78.5      46.0      250.3
Income from continuing operations ....................................       89.5       48.1      29.7      167.3
                                                                         --------     ------    ------   --------
CAPITAL EXPENDITURES
Portfolio investments and capital additions ..........................      316.3       65.3     127.8      509.4
                                                                         --------     ------    ------   --------
SELECTED BALANCE SHEET DATA AT SEPTEMBER 30, 2006
Investments in affiliated companies ..................................      114.9      195.6        --      310.5
Identifiable assets ..................................................    3,197.2      478.1     812.0    4,487.3
                                                                         --------     ------    ------   --------

                                                                           RAIL     SPECIALTY    OTHER     TOTAL
                                                                         --------   ---------   ------   --------
NINE MONTHS ENDED SEPTEMBER 30, 2005
PROFITABILITY
Revenues .............................................................   $  602.0     $ 67.9    $113.2   $  783.1
Share of affiliates' earnings ........................................       10.4       51.2        --       61.6
                                                                         --------     ------    ------   --------
Total gross income ...................................................      612.4      119.1     113.2      844.7
Depreciation .........................................................       99.0        3.1       4.3      106.4
Interest expense, net ................................................       61.5       14.0     (11.1)      64.4
Operating lease expense ..............................................      131.4        3.1      (0.2)     134.3
Income from continuing operations before income taxes ................       96.8       89.9      30.8      217.5
Income from continuing operations ....................................       63.8       56.1      20.5      140.4
                                                                         --------     ------    ------   --------
CAPITAL EXPENDITURES
Portfolio investments and capital additions ..........................      262.3       64.2       2.8      329.3
                                                                         --------     ------    ------   --------
SELECTED BALANCE SHEET DATA AT DECEMBER 31, 2005
Investments in affiliated companies ..................................       99.7      184.2        --      283.9
Identifiable assets ..................................................    2,719.4      455.5     644.1    3,819.0
                                                                         --------     ------    ------   --------

NOTE 11. DISCONTINUED OPERATIONS

     On September 28, 2006, GFC signed a definitive agreement to sell the majority of its aircraft leasing business to Macquarie Aircraft Leasing Limited ("MALL"). Previously, GFC signed definitive agreements for the sale of 22 wholly owned and partnered aircraft along with letters of intent for an additional five partnered aircraft and sold its interest in its Pembroke affiliate. The combination of the pending and completed sales will result in the disposition of substantially all of Air's operations. Accordingly, the Air segment has been segregated and reported as discontinued operations for all periods presented. GFC believes that the sale of its Air business will enable it to realize greater value than could be realized from continuing to own the business. Additionally, the sale will enable GFC to pursue additional opportunities in its higher return Rail and Specialty businesses.

     Prior to 2006, GFC completed the sale of substantially all the assets and related nonrecourse debt of its former Technology segment ("Technology"). Financial data for Technology has also been segregated and reported as discontinued operations for all periods presented.

     The following table summarizes certain operating data for Air and Technology (in millions).

                                                                         THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                            SEPTEMBER 30         SEPTEMBER 30
                                                                         ------------------   -----------------
                                                                            2006     2005       2006     2005
                                                                           ------   -----      ------   ------
Gross Income .........................................................     $ 54.3   $40.4      $144.9   $116.8
Pre-tax:
   Income from operations ............................................       13.5     3.5        37.0      1.7
   Loss on disposal of Air ...........................................      (42.0)     --       (52.6)      --
                                                                           ------   -----      ------   ------
(Loss) income before taxes ...........................................      (28.5)    3.5       (15.6)     1.7
Income from operations, net of taxes .................................        8.5     2.6        22.9      1.4
Loss on disposal of Air, net of taxes ................................      (62.7)     --       (69.1)      --
                                                                           ------   -----      ------   ------
Net (loss) income from discontinued operations .......................     $(54.2)  $ 2.6      $(46.2)  $  1.4
                                                                           ======   =====      ======   ======

     For the three months ended September 30, 2006, GFC's loss on disposal of Air was comprised of aircraft related impairment charges of $47.8 million, consisting of a $44.7 million charge to write down the value of the majority of the aircraft leasing business to fair value (based on the contract purchase price) less costs to sell, $3.1 million of losses (net of recoveries) on sales of aircraft previously identified as held for sale and $5.8 million of net recoveries from the completed sales of GFC's interest in its Pembroke affiliate and aircraft held in other joint ventures. Taxes associated with the disposal include an estimated expense of $36.5 million related to the recapture of previously deducted foreign losses related to GFC's interests in certain foreign affiliates.

     For the nine months ended September 30, 2006, GFC's loss on disposal of Air was comprised of aircraft related impairment charges of $58.4 million, consisting of the previously mentioned $44.7 million impairment charge, $13.7 million of losses (net of recoveries) on sales of aircraft previously identified as held for sale and $5.8 million of net recoveries from the completed sales of GFC's interest in its Pembroke affiliate and aircraft held in other joint ventures. Taxes associated with the disposal include an estimated expense of $36.5 million related to the recapture of previously deducted foreign losses related to GFC's interests in certain foreign affiliates.

     Results of operations for discontinued operations include a corporate allocation for interest expense. Interest expense was allocated based on a fixed recourse leverage ratio of 3:1. Interest expense allocated was $4.5 million and $6.9 million for the three months ended September 30, 2006 and 2005, respectively, and $13.7 million and $20.1 million for the nine months ended September 30, 2006 and 2005, respectively.

     The following table summarizes the components of discontinued operations reported on the Consolidated Statements of Cash Flows (in millions). The majority of the cash flows relate to Air, however, Technology proceeds of $0.9 million received in the third quarter of 2006 from the sale of an asset and $9.1 million received in the first nine months of 2005 from the sale of joint venture interests are also included.

                                                                         THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                            SEPTEMBER 30         SEPTEMBER 30
                                                                         ------------------   -----------------
                                                                            2006     2005       2006     2005
                                                                           ------   ------    -------   ------
OPERATING ACTIVITIES
   Net cash provided by operating activities .........................     $ 20.5   $ 30.0    $  74.8   $ 62.4

INVESTING ACTIVITIES
   Portfolio investments and capital additions .......................       (2.0)    (1.1)     (51.2)    (3.9)
   Proceeds from sales of joint venture interests ....................        1.9       --       32.5      9.1
   Proceeds from sale of aircraft ....................................       58.9      9.9       58.9     73.7
   Proceeds from other investing activities ..........................       10.9      5.6       19.3     13.0
                                                                           ------   ------    -------   ------
   Net cash provided by investing activities .........................       69.7     14.4       59.5     91.9

FINANCING ACTIVITIES
   Repayments of debt (original maturities longer than 90 days) ......      (68.4)   (16.6)    (103.1)   (65.4)
                                                                           ------   ------    -------   ------
CASH PROVIDED BY DISCONTINUED OPERATIONS, NET ........................     $ 21.8   $ 27.8    $  31.2   $ 88.9
                                                                           ======   ======    =======   ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     The following discussion and analysis should be read in conjunction with the unaudited financial statements included herein. Certain statements within this document may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. These statements are identified by words such as "anticipate," "believe," "estimate," "expect," "intend," "predict," or "project" and similar expressions. This information may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Risks and uncertainties include, but are not limited to, completion of the disposition of substantially all of GFC's aircraft leasing operations, general economic conditions; lease rates, utilization levels and operating costs in GFC's primary asset segments; conditions in the capital markets; changes in GFC's credit ratings; dynamics affecting companies within the markets served by GFC; regulatory rulings that may impact the economic value and operating costs of assets; competitive factors in GFC's primary markets including lease pricing and asset availability; changes in loss provision levels within GFC's portfolio; impaired asset charges that may result from changing market conditions or implementation of portfolio management initiatives by GFC; the outcome of pending or threatened litigation and general market conditions in the rail, air, marine and other large-ticket industries. Other factors and unanticipated events could adversely affect our business operations and financial performance. We discuss certain of these matters more fully, as well as certain risk factors that may affect our business operations, financial condition and results of operations, in other of our filings with the SEC, including our Annual Report on Form 10-K/A. These risks, uncertainties and other factors should be carefully considered in evaluating the forward-looking statements. The forward-looking statements included in this Quarterly Report are made only as of the date of this report, and we undertake no obligation to update these forward-looking statements to reflect subsequent events or circumstances.

BUSINESS OVERVIEW

     GATX Financial Corporation ("GFC" or the "Company") is a wholly owned subsidiary of GATX Corporation ("GATX" or the "Parent Company"). GFC is headquartered in Chicago, Illinois and provides services primarily through two operating segments: GATX Rail ("Rail") and GATX Specialty ("Specialty"). GFC specializes in railcar and locomotive leasing and the leasing of other large-ticket equipment. In addition, GFC operates a fleet of self-unloading vessels on the Great Lakes through its wholly owned subsidiary, American Steamship Company ("ASC"). GFC also invests in companies and joint ventures that complement existing business activities. GFC partners with financial institutions and operating companies to improve scale in certain markets, broaden diversification within asset classes and enter new markets.

     On September 28, 2006, GFC signed a definitive agreement to sell the majority of its aircraft leasing business to Macquarie Aircraft Leasing Limited ("MALL"). Previously, GFC signed definitive agreements for the sale of 22 wholly owned and partnered aircraft along with letters of intent for an additional five partnered aircraft and sold its interest in its Pembroke affiliate. The combination of the pending and completed sales will result in the disposition of substantially all of GFC's aircraft leasing operation (formerly the "Air" segment). Accordingly, Air has been segregated and classified as discontinued operations for all periods presented. Prior to 2006, GFC completed the sale of substantially all the assets and related nonrecourse debt of its former Technology segment ("Technology"). Financial data for Technology has also been segregated and reported as discontinued operations for all periods presented.

     The Company's investment in an aircraft engine leasing joint venture and certain other items that historically were reported in Air will not be sold as part of the Air disposition. For segment reporting purposes, the related balance sheet carrying amounts, earnings and cash flows related to these items have been transferred to Specialty. Historical financial information has been restated and all periods presented reflect this transfer. Certain other reclassifications have also been made to the 2005 consolidated financial statements to conform to the 2006 presentation.

     Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be achieved for the entire year ending December 31, 2006. For further information, refer to GFC's Annual Report on Form 10-K/A for the year ended December 31, 2005.

FINANCIAL SUMMARY

     The following table presents net income by segment for the periods indicated (in millions):

                                                                         THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                            SEPTEMBER 30         SEPTEMBER 30
                                                                         ------------------   -----------------
                                                                            2006     2005       2006     2005
                                                                           ------   -----      ------   ------
Rail .................................................................     $ 29.3   $20.7      $ 89.5   $ 63.8
Specialty ............................................................       16.0    15.9        48.1     56.1
Other ................................................................       11.7     9.9        29.7     20.5
                                                                           ------   -----      ------   ------
   Income from continuing operations .................................       57.0    46.5       167.3    140.4
Discontinued operations ..............................................      (54.2)    2.6       (46.2)     1.4
                                                                           ------   -----      ------   ------
   Net income ........................................................     $  2.8   $49.1      $121.1   $141.8
                                                                           ======   =====      ======   ======

                                    GATX RAIL

     Components of Rail's statements of income are summarized below (in millions):

                                                                         THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                            SEPTEMBER 30         SEPTEMBER 30
                                                                         ------------------   -----------------
                                                                            2006     2005       2006     2005
                                                                           ------   ------     ------   ------
GROSS INCOME
Lease income .........................................................     $195.9   $183.5     $579.0   $542.3
Asset remarketing income .............................................        4.1      4.9       15.8     13.1
Fees .................................................................        0.5      0.4        1.3      1.3
Other income .........................................................       14.3     13.8       43.3     45.3
                                                                           ------   ------     ------   ------
   Revenues ..........................................................      214.8    202.6      639.4    602.0
Share of affiliates' earnings ........................................        8.4      0.4       17.5     10.4
                                                                           ------   ------     ------   ------
TOTAL GROSS INCOME ...................................................      223.2    203.0      656.9    612.4

OWNERSHIP COSTS
Depreciation .........................................................       37.2     32.4      107.4     99.0
Interest expense, net ................................................       24.8     19.4       70.0     61.5
Operating lease expense ..............................................       38.4     44.7      124.5    131.4
                                                                           ------   ------     ------   ------
TOTAL OWNERSHIP COSTS ................................................      100.4     96.5      301.9    291.9

OTHER COSTS AND EXPENSES
Maintenance expense ..................................................       50.7     46.9      148.9    140.6
Selling, general and administrative ..................................       19.8     18.3       59.7     53.6
Asset impairment charges .............................................        0.6      0.7        0.9      2.6
Other expenses .......................................................        7.6     10.0       19.7     26.9
                                                                           ------   ------     ------   ------
TOTAL OTHER COSTS AND EXPENSES .......................................       78.7     75.9      229.2    223.7
                                                                           ------   ------     ------   ------
INCOME BEFORE INCOME TAXES ...........................................       44.1     30.6      125.8     96.8

INCOME TAXES .........................................................       14.8      9.9       36.3     33.0
                                                                           ------   ------     ------   ------
NET INCOME ...........................................................     $ 29.3   $ 20.7     $ 89.5   $ 63.8
                                                                           ======   ======     ======   ======

RAIL'S FLEET DATA

     The following table summarizes the railcar activity for Rail's North American fleet for the nine months ended September 30:

                                                                           2006      2005
                                                                         -------   -------
Beginning balance ....................................................   108,151   106,819
Cars added ...........................................................     4,008     3,798
Cars scrapped or sold ................................................    (3,055)   (3,015)
                                                                         -------   -------
Ending balance .......................................................   109,104   107,602
Utilization rate .....................................................      98.5%     97.9%

RAIL REGULATORY UPDATE

     On October 18, 2006, the Tank Car Committee of the Association of American Railroads ("AAR") approved rules relating to new performance standards for tank railcars that transport two hazardous materials, chlorine and anhydrous ammonia. Pursuant to these rules, which are subject to appeal, 100% of existing railcars transporting chlorine and anhydrous ammonia must comply with the new standards by December 31, 2017 and railcar owners are required to submit implementation plans to the AAR by December 31, 2007. GFC owns approximately 3,600 railcars with a total carrying value of approximately $126 million that carry these materials and will develop an implementation plan for submission to the AAR. GFC believes that, of the approximately 2,100 cars currently utilized by its customers to transport anhydrous ammonia, a significant portion can be deployed into alternative services, which will allow those cars to remain in service beyond the specified date of December 31, 2017. Based on management's review, GFC does not expect the requirements contained in the new rules will have a material impact on the Company's financial position or results of operations.

COMPARISON OF THE FIRST NINE MONTHS OF 2006 TO THE FIRST NINE MONTHS OF 2005.

SUMMARY

     Rail continued to benefit from favorable conditions in its markets during the nine months of 2006. In both North America and Europe, strong demand contributed to high lease renewal success, increased lease rates and historically high levels of fleet utilization. For the nine months of 2006, the average North American renewal lease rate on a basket of common car types increased 16.1% over the expiring rate. Additionally, Rail extended term on certain renewals, an action that is expected to temper future earnings volatility. Rail expects lease income to continue to increase in the fourth quarter of 2006 and into 2007 when the full year effects of the 2006 lease rate increases will be fully realized.

     Notwithstanding the favorable market conditions benefiting Rail's operations, the North American rail market appears to be showing signs of speculation as some equipment lessors are acquiring railcars that are being held in inventory. Additionally, Rail has noted indications that near term delivery opportunities have materialized in some manufacturers' production backlogs. These observations are not conclusive indicators that future lease rates may come under pressure, however, Rail will be monitoring future developments closely and remains committed to meeting customer needs while earning an appropriate rate of return.

     During the nine months of 2006, Rail invested $316.3 million, acquiring approximately 4,200 railcars and 47 locomotives. Rail also exercised two purchase options on approximately 4,700 railcars leased in under operating leases for an aggregate cost of $260.9 million. Additionally, during the third quarter of 2006, Rail signed a purchase agreement with American Railcar Industries, Inc. for delivery, beginning in 2008, of up to 4,000 newly manufactured railcars. Investment volume for the comparable period of 2005 totaled $262.3 million, with Rail acquiring approximately 4,200 railcars and 12 locomotives. In 2005, Rail also completed a sale leaseback transaction for 2,900 railcars with a net book value of $170.0 million.

     Rail's net income of $89.5 million for the nine months of 2006 was $25.7 million higher than the prior year period. The increase was driven primarily by an average of 2,700 more railcars on lease than the comparable period of 2005 as well as rate increases on both lease renewals and assignments of existing cars. Additionally, Rail benefited from stronger affiliates' earnings and a $5.9 million deferred tax benefit recorded in the second quarter of 2006 due to a reduction in Canadian statutory tax rates.

GROSS INCOME

     Rail's gross income of $656.9 million for the nine months of 2006 was $44.5 million higher than the prior year period. In North America, lease income increased $33.7 million primarily due to higher lease rates and an average of 2,100 more cars on lease compared to the first nine months of 2005.

     Asset remarketing income increased $2.7 million versus the prior year period. In 2006, Rail has capitalized on the stronger market conditions by selling certain less desirable railcar types resulting in the current remarketing gains.

     Lower other income in 2006 primarily reflects lower repair revenues on third party railcars, partially offset by higher gains in 2006 on the scrapping of railcars. Repair revenues were lower in 2006 due to GFC's major service centers focus on maintaining GFC's growing North American fleet in lieu of third party railcars. Scrapping gains were higher in 2006 due to an increase in the price of steel.

     The increase in share of affiliates' earnings versus the prior year period reflects mark to market gains of $4.9 million on certain derivative financial instruments at the AAE Cargo affiliate. Prior year affiliates' earnings were affected by the write down of an investment in a non-core foreign logistics business, partially offset by an asset remarketing gain recognized by a domestic affiliate. Excluding the items discussed herein from both years, affiliates' earnings in 2006 were comparable to 2005.

OWNERSHIP COSTS

     Ownership costs of $301.9 million for the nine months of 2006 were $10.0 million higher than the prior year period, reflective of increased interest costs and depreciation associated with Rail's asset acquisitions. Over the past 21 months, Rail has invested approximately $710 million in railcar acquisitions and existing railcar improvements. The comparative mix among the ownership cost components of depreciation, interest and operating lease expense was impacted by sale leaseback activity and the purchase of railcars leased in under operating leases. In 2005, Rail completed a sale leaseback transaction for 2,900 railcars with a net book value of $170.0 million. In 2006, Rail exercised purchase options on two operating leases for a total of 4,700 railcars for an aggregate cost of $260.9 million.

OTHER COSTS AND EXPENSES

     Maintenance expense of $148.9 million for the nine months of 2006 was $8.3 million higher than the prior year period. The increase primarily reflects a larger fleet and increased repairs performed by North American railroads in 2006. The current year also includes added expense associated with the conversion and reconfiguration of certain railcars for use in different types of services. Rail continues to face the possibility of newly mandated security or safety legislation or regulations, including the AAR action noted above, that, if enacted, may increase future maintenance costs or negatively impact asset valuations.

     Selling, general and administrative costs were $6.1 million higher than the prior year period. The increase was primarily related to increased employee and information technology costs in North America, partially offset by lower employee costs in Europe related to integration activities executed in 2005.

     Other expenses were $7.2 million lower than the prior year period. The decrease was primarily due to lower claims related expenses, the reversal of an environmental reserve at GATX Rail Europe resulting from a definitive government ruling that reduced its liability and favorable foreign currency exchange gains. Asset impairment charges in 2005 primarily reflect the write down of a repair facility that was held for sale. The repair facility was sold during the current year period for its adjusted book value.

TAXES

     See "Consolidated Income Taxes" for a discussion of GFC's consolidated income tax expense.

COMPARISON OF THIRD QUARTER 2006 TO THIRD QUARTER 2005

SUMMARY

     Rail's net income of $29.3 million for the third quarter of 2006 was $8.6 million higher than the prior year period. The increase was driven primarily by an average of 1,800 more railcars on lease than the prior period, an increase in lease rates on lease renewals and assignments, and higher affiliates' earnings. Partially offsetting the increase were higher ownership and maintenance costs on the larger active fleet.

GROSS INCOME

     Rail's gross income of $223.2 million for the third quarter of 2006 was $20.2 million higher than the prior year period. In North America, lease income increased $10.8 million, reflecting the effects of higher lease rates and an average of 1,600 more cars on lease compared to the third quarter of 2005. Other income was comparable to the prior period as higher gains on the scrapping of railcars were offset by lower repair revenues. The increase in share of affiliates' earnings versus the prior year period reflects mark to market gains of $3.0 million on certain derivative financial instruments at the AAE Cargo affiliate. Prior year affiliates' earnings were affected by the write down of an investment in a non-core foreign logistics business. Excluding the items discussed herein from both years, affiliates' earnings in 2006 were comparable to 2005.

OWNERSHIP COSTS

     Ownership costs of $100.4 million were $3.9 million higher than the prior year period, reflective of increased interest costs and depreciation associated with Rail's asset acquisition activity. The comparative mix among the ownership cost components of depreciation, interest and operating lease expense was impacted by Rail's exercise of purchase options on a total of 4,700 railcars leased in under two operating leases for an aggregate cost of $260.9 million in the first and second quarters of 2006.

OTHER COSTS AND EXPENSES

     Maintenance expense increased $3.8 million from the prior year period to $50.7 million. The increase reflects the costs associated with maintaining a larger fleet, increased repairs performed by North American railroads and added expense associated with the conversion and reconfiguration of certain railcars for use in different types of services. Rail continues to face the possibility of newly mandated security or safety legislation or regulations that, if enacted, may increase future maintenance costs or negatively impact asset valuations.

     Other expenses were $2.4 million lower than the prior year period. The decrease was primarily due to lower claims related expenses and the reversal of an environmental reserve at GATX Rail Europe resulting from a definitive government ruling that reduced its liability.

                                 GATX SPECIALTY

     Components of Specialty's statements of income are summarized below (in millions):

                                                                         THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                            SEPTEMBER 30        SEPTEMBER 30
                                                                         ------------------   -----------------
                                                                             2006    2005       2006     2005
                                                                           ------   ------     ------   ------
GROSS INCOME
Lease income .........................................................     $ 11.1   $  7.1     $ 30.0   $ 22.5
Interest income on loans .............................................        0.6      2.4        3.1      6.9
Asset remarketing income .............................................        3.4      3.7       25.8     27.2
Fees .................................................................        0.7      0.7        2.9      2.8
Other income .........................................................        1.9      1.0        4.1      8.5
                                                                           ------   ------     ------   ------
   Revenues ..........................................................       17.7     14.9       65.9     67.9
Share of affiliates' earnings ........................................       18.4     19.9       45.7     51.2
                                                                           ------   ------     ------   ------
TOTAL GROSS INCOME ...................................................       36.1     34.8      111.6    119.1

OWNERSHIP COSTS
Depreciation .........................................................        1.8      1.1        4.9      3.1
Interest expense, net ................................................        4.5      3.9       13.8     14.0
Operating lease expense ..............................................        0.9      1.1        2.9      3.1
                                                                           ------   ------     ------   ------
TOTAL OWNERSHIP COSTS ................................................        7.2      6.1       21.6     20.2

OTHER COSTS AND EXPENSES
Maintenance expense ..................................................         --       --         --      0.7
Selling, general and administrative ..................................        2.1      2.0        6.4      5.5
Asset impairment charges .............................................         --       --        2.9      1.5
Other expenses .......................................................        1.3      0.9        2.2      1.3
                                                                           ------   ------     ------   ------
TOTAL OTHER COSTS AND EXPENSES .......................................        3.4      2.9       11.5      9.0
                                                                           ------   ------     ------   ------
INCOME BEFORE INCOME TAXES ...........................................       25.5     25.8       78.5     89.9

INCOME TAXES .........................................................        9.5      9.9       30.4     33.8
                                                                           ------   ------     ------   ------
NET INCOME ...........................................................     $ 16.0   $ 15.9     $ 48.1   $ 56.1
                                                                           ======   ======     ======   ======

SPECIALTY'S PORTFOLIO DATA

     The following table summarizes information on Specialty's owned and managed portfolio as of September 30 (in millions):

                                                                          2006     2005
                                                                         ------   ------
Net book value of owned assets (A)....................................   $489.2   $474.4
Net book value of managed portfolio...................................    474.4    560.0

(A) Includes off balance sheet assets

INVESTMENTS TRANSFERRED TO SPECIALTY FROM AIR

     As previously mentioned, certain investments previously reported as part of Air will not be disposed of as part of the Air disposition and have been transferred to Specialty. The total carrying value of these investments was $31.9 million and $33.5 million as of September 30, 2006 and 2005, respectively, comprised primarily of GFC's 50% investment in an aircraft engine leasing joint venture. Specialty's historical financial results for all periods presented have been restated to reflect this transfer.

COMPARISON OF THE FIRST NINE MONTHS OF 2006 TO THE FIRST NINE MONTHS OF 2005.

SUMMARY

     Specialty's net income of $48.1 million for the nine months of 2006 was $8.0 million lower than the prior year period. The decrease was primarily due to lower interest income, gains from the sale of securities and share of affiliates' earnings, partially offset by higher lease income in the current year.

     During the nine months of 2006, Specialty's net book value of owned assets increased $22.6 million to $489.2 million, reflecting GFC's efforts to grow this segment by following a disciplined approach that focuses on marine and select industrial equipment assets. In 2006, Specialty invested $65.3 million, including $50.6 million for industrial equipment assets and $13 million for marine assets.

GROSS INCOME

     Gross income of $111.6 million was $7.5 million lower than the prior year. Lease income increased primarily due to investments in new operating lease assets and higher usage rent from certain marine assets. Interest income decreased $3.8 million as a result of the run-off of Venture Finance and other portfolio loans during 2005. Asset remarketing, for both 2006 and 2005, primarily reflects gains and fees received in each period from sales of assets and related transactions in the managed portfolios. Significant residual sharing fees of $14.0 million and $12.8 million were received in 2006 and 2005, respectively, related to one transaction. The timing of asset remarketing income is dependent on transactional opportunities and market conditions and is expected to be uneven in nature. Other income decreased $4.4 million primarily due to a $3.7 million gain from the sale of securities recorded in the prior year.

     Share of affiliates' earnings of $45.7 million decreased $5.5 million primarily as a result of decreased operating earnings from the marine joint ventures. These joint ventures continue to post strong earnings in 2006, however, not at the historically high levels experienced in 2005.

OWNERSHIP COSTS

     Ownership costs of $21.6 million increased $1.4 million primarily as a result of increased depreciation expense related to investments in new operating lease assets.

OTHER COSTS AND EXPENSES

     Other costs and expenses of $11.5 million increased $2.5 million primarily due to asset impairment charges recorded in the current year on certain cost method investments.

TAXES

     See "Consolidated Income Taxes" for a discussion of GFC's consolidated income tax expense.

COMPARISON OF THIRD QUARTER 2006 TO THIRD QUARTER 2005

SUMMARY

     Specialty's net income of $16.0 million for the three months ended September 30, 2006, was comparable to the prior year period. Increased lease income offset the impact of lower interest income and affiliates' earnings in the current year.

GROSS INCOME

     Gross income of $36.1 million was $1.3 million higher than the prior year. Lease income increased $4.0 million primarily due to investments in new operating lease assets and higher usage rent on certain marine assets. Interest income decreased $1.8 million as result of the run-off of Venture Finance and other portfolio loans during 2005. Other income includes gains on the sale of securities, which increased by $1.3 million from the prior year.

     Share of affiliates' earnings of $18.4 million decreased $1.5 million primarily as a result of decreased earnings from the marine joint ventures. These joint ventures continue to post strong earnings in 2006, however, not at the historically high levels experienced in 2005.

OWNERSHIP COSTS

     Ownership costs of $7.2 million increased $1.1 million primarily as a result of increased depreciation and interest expense related to investments in new operating lease assets.

OTHER COSTS AND EXPENSES

     Other costs and expenses of $3.4 million increased $0.5 million primarily due to higher operating expenses for certain marine assets in the current year.

                                      OTHER

     Components of Other's statements of income are summarized below (in millions):

                                                                         THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                            SEPTEMBER 30         SEPTEMBER 30
                                                                         ------------------   -----------------
                                                                           2006      2005       2006      2005
                                                                         -------   --------   -------   -------
GROSS INCOME
Marine operating revenue .............................................   $ 76.1     $ 46.5    $139.2    $ 92.5
Lease income .........................................................      1.1        0.9       3.2       0.9
Other income .........................................................      5.5        6.8      18.2      19.8
                                                                         ------     ------    ------    ------
TOTAL GROSS INCOME ...................................................     82.7       54.2     160.6     113.2

OWNERSHIP COSTS
Depreciation .........................................................      4.0        2.3       6.6       4.3
Interest expense, net ................................................       --       (3.3)     (4.7)    (11.1)
Operating lease expense ..............................................       --         --      (0.2)     (0.2)
                                                                         ------     ------    ------    ------
TOTAL OWNERSHIP COSTS ................................................      4.0       (1.0)      1.7      (7.0)

OTHER COSTS AND EXPENSES
Marine operating expense .............................................     58.9       37.0     107.7      72.3
Selling, general and administrative ..................................      2.7        2.2       5.6       5.3
Other expenses .......................................................     (0.3)       0.5      (0.4)     11.8
                                                                         ------     ------    ------    ------
TOTAL OTHER COSTS AND EXPENSES .......................................     61.3       39.7     112.9      89.4
                                                                         ------     ------    ------    ------
INCOME BEFORE INCOME TAXES ...........................................     17.4       15.5      46.0      30.8

INCOME TAXES .........................................................      5.7        5.6      16.3      10.3
                                                                         ------     ------    ------    ------
NET INCOME ...........................................................   $ 11.7     $  9.9    $ 29.7    $ 20.5
                                                                         ======     ======    ======    ======

     Other is comprised of corporate results, including SG&A and interest expense net of amounts allocated to the segments, and the results of ASC. In June 2006, ASC acquired six vessels from Oglebay Norton Marine Services for $126.3 million, bringing the total number of vessels in its fleet to 18.

COMPARISON OF THE FIRST NINE MONTHS OF 2006 TO THE FIRST NINE MONTHS OF 2005.

SUMMARY

     For the nine months of 2006, Other reported net income of $29.7 million in 2006, compared to net income of $20.5 million in the prior year. The prior year results included $11.9 million ($7.4 million after-tax) of debt extinguishment costs primarily related to fees associated with liability management activities. Excluding the impact of the debt extinguishment costs, operating results improved by $1.8 million primarily due to increased income from ASC, partially offset by higher interest expense. The higher ASC net income was driven primarily by the new vessels added to ASC's fleet, which led to significantly higher marine operating revenues and expenses. The increased interest expense was due to finance costs resulting from ASC's fleet acquisitions and higher unallocated interest.

COMPARISON OF THIRD QUARTER 2006 TO THIRD QUARTER 2005

SUMMARY

     For the third quarter of 2006, Other reported net income of $11.7 million in 2006, compared to net income of $9.9 million in the prior year. The improvement in operating results from 2005 was primarily due to increased income from ASC, partially offset by higher interest expense. The higher ASC net income was driven primarily by the new vessels added to ASC's fleet, which led to significantly higher marine operating revenues and expenses. The increased interest expense was due to finance costs resulting from ASC's fleet acquisitions and higher unallocated interest.

                                GFC CONSOLIDATED

CONSOLIDATED INCOME TAXES

     GFC's effective tax rate for continuing operations was 33% for the nine months ended September 30, 2006 compared to 35% for the nine months ended September 30, 2005. The decrease in 2006 was primarily driven by a deferred tax benefit of $5.9 million resulting from a Canadian statutory rate change enacted in the second quarter of 2006. Excluding the deferred tax benefit, GFC's 2006 year to date tax rate approximated 36%, which reflects the impact of state income taxes, partially offset by lower tax rates on foreign source income.

DISCONTINUED OPERATIONS

     On September 28, 2006, GFC signed a definitive agreement to sell the majority of its aircraft leasing business to Macquarie Aircraft Leasing Limited ("MALL"). Previously, GFC signed definitive agreements for the sale of 22 wholly owned and partnered aircraft along with letters of intent for an additional five partnered aircraft and sold its interest in its Pembroke affiliate. The combination of the pending and completed sales will result in the disposition of substantially all of Air's operations. GFC expects to complete the remaining Air sales prior to the end of the year for estimated gross proceeds (based on valuations as of September 30, 2006) of approximately $1.4 billion, of which approximately $0.8 billion will be used to repay Air specific debt, transaction costs and income taxes. GFC has not yet determined the use of the remaining proceeds.

     GFC has been in the commercial aircraft leasing business since 1968, building a valuable operating lease platform and portfolio of aircraft. GFC believes that, relative to its competitors in the industry, its lower scale and higher cost of capital put it at a competitive disadvantage and that the sale of the Air business will enable it to realize greater value than could be realized from continuing to own the business. Additionally, the sale will enable GFC to pursue additional opportunities in its higher return Rail and Specialty businesses.

     Prior to 2006, GFC completed the sale of substantially all the assets and related nonrecourse debt of its former Technology segment ("Technology"). Financial data for Technology has also been segregated and reported as discontinued operations for all periods presented.

     The following table summarizes certain operating data for Air and Technology (in millions).

                                                                         THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                            SEPTEMBER 30         SEPTEMBER 30
                                                                         ------------------   -----------------
                                                                           2006       2005      2006      2005
                                                                         --------   -------   --------   ------
Gross Income .........................................................    $ 54.3     $40.4     $144.9    $116.8
Pre-tax:
   Income from operations ............................................      13.5       3.5       37.0       1.7
   Loss on disposal of Air ...........................................     (42.0)       --      (52.6)       --
                                                                          ------     -----     ------    ------
(Loss) income before taxes ...........................................     (28.5)      3.5      (15.6)      1.7
Income from operations, net of taxes .................................       8.5       2.6       22.9       1.4
Loss on disposal of Air, net of taxes ................................     (62.7)       --      (69.1)       --
                                                                          ------     -----     ------    ------
Net (loss) income from discontinued operations .......................    $(54.2)    $ 2.6     $(46.2)   $  1.4
                                                                          ======     =====     ======    ======

     For the three months ended September 30, 2006, GFC's loss on disposal of Air was comprised of aircraft related impairment charges of $47.8 million, consisting of a $44.7 million charge to write down the value of the majority of the aircraft leasing business to fair value (based on the contract purchase price) less costs to sell, $3.1 million of losses (net of recoveries) on sales of aircraft previously identified as held for sale and $5.8 million of net recoveries from the completed sales of GFC's interest in its Pembroke affiliate and aircraft held in other joint ventures. Taxes associated with the disposal include an estimated expense of $36.5 million related to the recapture of previously deducted foreign losses related to GFC's interests in certain foreign affiliates.

     For the nine months ended September 30, 2006, GFC's loss on disposal of Air was comprised of aircraft related impairment charges of $58.4 million, consisting of the previously mentioned $44.7 million impairment charge, $13.7 million of losses (net of recoveries) on sales of aircraft previously identified as held for sale and $5.8 million of net recoveries from the completed sales GFC's interest in its Pembroke affiliate and aircraft held in other joint ventures. Taxes associated with the disposal include an estimated expense of $36.5 million related to the recapture of previously deducted foreign losses related to GFC's interests in certain foreign affiliates.

     Results of operations for discontinued operations include a corporate allocation for interest expense. Interest expense was allocated based on a fixed recourse leverage ratio of 3:1. Interest expense allocated was $4.5 million and $6.9 million for the three months ended September 30, 2006 and 2005, respectively, and $13.7 million and $20.1 million for the nine months ended September 30, 2006 and 2005, respectively.

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

     The sale of Air is expected to have a positive impact on GFC's financial condition and results of operations by eliminating the earnings volatility experienced during GFC's tenure as an aircraft lessor. Additionally, the Air sale may result in an upgrade to GFC's credit ratings, which should lower its borrowing costs and related interest expense and improve its access to the capital markets.

     The following discussion of cash flow activity is presented excluding the impact of discontinued operations.

     Net cash provided by continuing operations for the nine months of 2006 was $260.1 million, an increase of $55.2 million from the prior year period. Higher lease income and the absence of debt extinguishment costs were partially offset by higher finance costs and other changes in working capital.

     Portfolio investments and capital additions for the nine months of 2006 totaled $509.4 million, an increase of $180.1 million from the comparable 2005 period. Rail's investments of $316.3 million were $54.0 million higher than the prior year period and included the addition of approximately 4,200 railcars to its fleet. Specialty's investments of $65.3 million in 2006 were comparable to the prior year period. Significant 2006 activity at Specialty included $50.6 million of investments in industrial equipment and $13.0 million in marine assets. ASC invested $127.8 million in 2006, adding six vessels acquired from Oglebay Norton Marine Services to its fleet. Additionally, in 2006, Rail exercised purchase options on two operating leases covering a total of 4,700 railcars for an aggregate cost of $260.9 million.

     Portfolio proceeds of $104.5 million for the nine months of 2006 decreased $43.8 million compared to the prior year period. This was primarily due to a decrease in proceeds from asset remarketing and sales of securities, partially offset by increased distributions from joint venture investments. Additionally, in 2005, a sale-leaseback transaction was executed on approximately 2,900 railcars for total proceeds of $201.3 million.

     GFC also expects to satisfy its cash needs for investing and financing activities through the use of uncommitted money market lines, commercial paper, committed revolving credit facilities, the issuance of unsecured debt and a variety of secured borrowings. GFC utilizes both domestic and international banks and capital markets.

     During 2006, GFC issued long-term debt for net proceeds of $370.4 million, primarily consisting of $200.0 million of ten-year senior unsecured notes and a $100.0 million seven-year unsecured term loan. GFC also issued a net amount of $276.0 million of commercial paper. Debt repaid in 2006 consisted primarily of scheduled maturities and certain bank credit facilities.

     Subsequent to quarter end, GFC issued $200.0 million of senior unsecured notes with a coupon of 5.50% and a maturity date of February 15, 2012. The proceeds were used to reduce commercial paper outstanding.

     GFC has a $525.0 million five-year senior unsecured revolving facility which matures in June 2010. At September 30, 2006, availability under the credit facility was $229.8 million, with $19.2 million of letters of credit issued and $276.0 million of commercial paper outstanding, both backed by the facility. The revolving credit facility contains various restrictive covenants, including requirements to maintain a defined net worth, an asset coverage test, and a fixed charge coverage ratio. At September 30, 2006, GFC was in compliance with all covenants and conditions of the credit facility.

     The indentures for GFC's public debt also contain restrictive covenants, including limitations on loans, advances or investments in related parties (including the Parent Company) and dividends it may distribute to the Parent Company. Certain of the indentures contain limitation on liens provisions that limit the amount of secured indebtedness GFC may incur. At September 30, 2006, GFC was in compliance with the covenants and all conditions of the indentures. A subsidiary financing contains leverage and cash flow covenants that are specific to the subsidiary. GFC does not anticipate any covenant violations in either the credit facility, bank financing, or indentures, nor does GFC anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

     As of September 30, 2006, GFC had a shelf registration for $1.0 billion of debt securities and pass through certificates from which $496.5 million of senior unsecured notes had been issued. The $200.0 million senior unsecured notes, issued subsequent to the end of the third quarter, were also issued from the shelf registration. As a result, $696.5 million of senior unsecured notes have been issued from the shelf registration.

     The availability of these funding options may be affected by certain factors including the global capital market environment and outlook as well as GFC's financial performance. Access to capital markets at competitive rates is dependent on GFC's credit rating and rating outlook, as determined by rating agencies such as Standard & Poor's ("S&P") and Moody's Investors Service ("Moody's"). In January 2006, S&P upgraded its credit rating on GFC's long-term unsecured debt to BBB from BBB- and changed GFC's rating outlook to stable. Also, S&P's credit rating for short-term unsecured debt was upgraded to A-2 from A-3. Moody's credit rating and outlook on GFC's long-term unsecured debt remained unchanged at Baa3 and positive, respectively. Moody's short-term unsecured debt rating is P-3. During the third quarter of 2006, GFC continued to successfully utilize the commercial paper market as a source of liquidity, however, the Moody's short-term unsecured debt rating of P-3 may restrict GFC's future ability to utilize this market.

     On September 28, 2006, S&P placed the ratings of GFC on CreditWatch with positive implications based on GFC's announcement that it had reached a definitive agreement to sell the majority of its remaining aircraft leasing operation to MALL. Moody's also placed the credit ratings of GFC on review for possible upgrade as a result of the announcement.

     During 2006, unconditional purchase obligations from continuing operations increased $266.0 million from December 31, 2005, primarily due to new commitments to purchase railcars. At September 30, 2006, unconditional purchase obligations from continuing operations consisted primarily of railcar orders and were comprised as follows (in millions):

                                                                                  REMAINDER
                                                                          TOTAL      2006     2007-2008    2009
                                                                         ------   ---------   ---------   ------
Rail .................................................................   $547.9     $147.0      $313.6    $ 87.3
Specialty ............................................................     34.1       31.6         2.5        --
                                                                         ------     ------      ------    ------
   Total unconditional purchase obligations ..........................   $582.0     $178.6      $316.1    $ 87.3
                                                                         ======     ======      ======    ======

NEW ACCOUNTING PRONOUNCEMENTS

     See Note 3 to the consolidated financial statements for a summary of new accounting pronouncements that may impact GFC's businesses.

CRITICAL ACCOUNTING POLICIES

     There have been no changes to GFC's critical accounting policies during the nine month period ending September 30, 2006; refer to GFC's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005, for a summary of GFC's policies.

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

     No change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) occurred during the quarter ended September 30, 2006, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

FLIGHTLEASE HOLDINGS (GUERNSEY) LTD. V. GATX FINANCIAL CORPORATION, ET AL.

     The information contained in "Item 3. Legal Proceedings - Flightlease Holdings (Guernsey) Ltd. v. GATX Financial Corporation, et al." of GATX Financial Corporation's Annual Report on Form 10-K for the period ended December 31, 2005 is incorporated herein by reference ("FHG Action").

     A Tolling and Standstill Agreement (the "Agreement") was entered into on October 13, 2006, among GATX Flightlease Aircraft Company Ltd. ("GFAC"), Flightlease Holdings (Guernsey) Limited ("FHG"), Stephen John Akers, an individual, in his capacity as Liquidator of FHG, Nick Stuart Wood, an individual, in his capacity as Liquidator of FHG, GATX Financial Corporation ("GFC"), GATX Third Aircraft Corporation ("Third Aircraft"), James H. Morris, an individual, in his capacity as a director of GFAC, and Alan Reinke, an individual, in his capacity as a director of GFAC which, among other things, provides for a standstill of claims or potential claims between or among the parties. Pursuant to the Agreement, the FHG Action was dismissed without prejudice and the governing statutes of limitation were tolled with respect to any claims, counterclaims and defenses asserted in the FHG Action. The Agreement also provides that FHG shall not bring any claims asserted in the FHG Action (or any substantially similar claims) against GFC, Third Aircraft, GFAC, or Messrs. Morris or Reinke until the conclusion of GFAC's action against Airbus in GATX Flightlease Aircraft Company Limited v. Airbus S.A.S., pending in the Supreme Court of the State and County of New York (the "Airbus Action"). In the event that GFC or Third Aircraft seek and are permitted to intervene in the Airbus Action, FHG can seek to amend its intervenor's complaint in this action to include claims against GFC or Third Aircraft, including claims made in the FHG Action, but GFC and Third Aircraft can oppose any such effort by FHG. The Agreement does not resolve the merits or liability for (or against) any claims nor require payment of any monetary compensation by any party to any other.

     In connection with the Agreement, FHG and Messrs. Morris and Reinke, as directors of GFAC, executed an agreement which provides, among other things, that FHG would take the lead role in litigating the Airbus Action and would fund all fees, costs and expenses of the litigation other than those fees, costs and expenses incurred by GFAC at the direction, or related to the depositions, of Messrs. Morris and Reinke.

     Since December 31, 2005, there have been no other material changes or new developments in GFC's legal proceedings.

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

Date: November 2, 2006

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                 EXHIBIT DESCRIPTION
-------                                -------------------
                 Filed with this Report:

10. Sale and Purchase Agreement dated as of September 28, 2006 between GATX Financial Corporation and Macquarie Aircraft
                 Leasing Limited.

31A.             Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule
                 15d-14(a) (CEO Certification).

31B.             Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule
                 15d-14(a) (CFO Certification).

32.              Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO
                 Certification).