Form 10-K
period 2006-12-31
GATX FINANCIAL CORP
filed 2007-03-02
CIK 357019

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  ------------


                                    FORM 10-K




[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                  EXCHANGE ACT OF 1934

                      FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

                                      OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                                  EXCHANGE ACT OF 1934


                          COMMISSION FILE NUMBER 1-8319


                                  ------------


                           GATX FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)



                  DELAWARE                                     94-1661392
          (State of incorporation )               (I.R.S. Employer Identification No.)


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

[ ] Large accelerated filer     [ ] Accelerated filer     [X] Non-accelerated
                                        filer

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes [ ]     No [X]

     The registrant had 1,051,250 shares of $1 par value common stock outstanding (all owned by GATX Corporation) as of January 31, 2007.

     The registrant meets the conditions set forth in General Instructions I (1)
(a) and (b) of Form 10-K and, therefore, is filing this form with the reduced disclosure format.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           GATX FINANCIAL CORPORATION
                                 2006 FORM 10-K

                                      INDEX



                                                                               PAGE
ITEM NO.                                                                        NO.
--------                                                                       ----


                                       PART I
Item 1.    Business.........................................................     2
             General.......................................................      2
             Business Segments.............................................      2
                Rail........................................................     2
                Specialty...................................................     4
                ASC.........................................................     4
             Trademarks, Patents and Research Activities...................      5
             Seasonal Nature of Business...................................      5
             Customer Base.................................................      6
             Employees.....................................................      6
             Environmental Matters.........................................      6
             Available Information.........................................      6
Item 1A.   Risk Factors.....................................................     6
Item 1B.   Unresolved Staff Comments........................................    10
Item 2.    Properties.......................................................    10
Item 3.    Legal Proceedings................................................    11
Item 4.    Submission of Matters to a Vote of Security Holders..............    14
           Executive Officers of the Registrant.............................
                                      PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities................    14
Item 6.    Selected Financial Data..........................................    14
Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................    15
             Discussion of Operating Results...............................     15
             Comparison of Year ended December 31, 2006 to year ended
                December 31, 2005 and Year ended December 31, 2005 to year
                ended December 31, 2004.....................................    19
             Liquidity and Capital Resources...............................     28
             Critical Accounting Policies and Estimates....................     32
             New Accounting Pronouncements.................................     33
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.......    33
Item 8.    Financial Statements and Supplementary Data......................    35
Item 9.    Changes in and Disagreements With Accountants on Accounting and
           Financial Disclosure.............................................    68
Item 9A.   Controls and Procedures..........................................    68
Item 9B.   Other Information................................................    70
                                      PART III
Item 10.   Directors, Executive Officers and Corporate Governance...........    70
Item 11.   Executive Compensation...........................................    70
Item 12.   Security Ownership of Certain Beneficial Owners and Management
           and Related Shareholder Matters..................................    70
Item 13.   Certain Relationships and Related Transactions, and Director
           Independence.....................................................    70
Item 14.   Principal Accounting Fees and Services...........................    70
                                      PART IV
Item 15.   Exhibits, Financial Statement Schedules..........................    70
           Signatures.......................................................    72
           Exhibits.........................................................    73

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     GATX Financial Corporation ("GFC" or the "Company") is a wholly owned subsidiary of GATX Corporation ("GATX" or the "Parent Company"). GFC leases, manages, operates and invests in long-lived, widely used assets in the rail, marine and industrial equipment markets. Headquartered in Chicago, Illinois, GFC has three financial reporting segments: Rail, Specialty and American Steamship Company ("ASC").

     At December 31, 2006, GFC had balance sheet assets of $4.6 billion, comprised largely of railcars and marine vessels. GFC also utilized approximately $1.3 billion of assets, primarily railcars, which were leased-in under operating leases and therefore were not recorded on the balance sheet.

     In 2006, GFC agreed to sell the majority of its aircraft leasing business to Macquarie Aircraft Leasing Limited ("MALL"). The sale was completed in two stages: the sale of the wholly owned aircraft closed on November 30, 2006, and the sale of the partnered aircraft closed on January 17, 2007. Separately in 2006, GFC sold 26 wholly owned and partnered aircraft and its interest in Pembroke Group, a 50% owned aircraft leasing affiliate. These events resulted in the disposition of GFC's aircraft leasing operation (formerly the "Air" segment). Accordingly, Air has been segregated and classified as discontinued operations for all periods presented. In 2004, GFC completed the sale of the assets and related nonrecourse debt of its former Technology segment ("Technology"). Financial data for Technology has also been segregated and reported as discontinued operations for all periods presented.

     See discussion in Note 20 to the consolidated financial statements for additional details regarding foreign operations and see Note 21 to the consolidated financial statements for details regarding each segment's operating results.

BUSINESS SEGMENTS

                                      RAIL

     Rail is principally engaged in leasing tank and freight railcars and locomotives. At December 31, 2006, Rail had total assets of $4.7 billion including $1.3 billion of off balance sheet assets. Rail's railcar leasing customers are comprised primarily of shippers of chemical, petroleum and food products as well as railroads. Rail's locomotive leasing customers are primarily Class I, regional and short-line railroads and industrial users. Worldwide, Rail provides more than 125 railcar types used to ship over 600 different commodities. During 2006, approximately 29% of Rail's revenue was derived from shipments of chemical products, 27% from shipments of petroleum products, 15% from shipments of food and agricultural products, 13% from leasing to railroads and 16% attributable to other revenue sources. Rail had approximately 1,000 customers in 2006, with no single customer accounting for more than 4% of Rail's lease income.

     Rail primarily provides railcars pursuant to full-service leases, under which it maintains the railcars, pays ad valorem taxes and insurance and provides other ancillary services. Rail also offers net leases for railcars and most of its locomotives, in which case the lessee is responsible for maintenance, insurance and taxes. As of December 31, 2006, Rail's worldwide fleet comprised of wholly owned and leased-in railcars totaled approximately 129,000 railcars. The cars in this fleet have depreciable lives of 30 to 38 years and an average age of approximately 17 years in North America and 23 years in Europe. Rail also had an ownership interest in approximately 27,000 railcars worldwide through investments in affiliated companies, including 5,800 railcars in North America and 21,200 railcars in Europe. Affiliate fleets consist primarily of freight and intermodal railcars. In addition, Rail manages approximately 4,800 railcars for third party owners.

     The following table sets forth Rail's fleet data as of December 31, 2006:


                                         TANK      FREIGHT             AFFILIATE
                                       RAILCARS   RAILCARS    TOTAL     RAILCARS    TOTAL
                                       --------   --------   -------   ---------   -------


North America........................   61,347     49,131    110,478      5,792    116,270
Europe...............................   18,245        226     18,471     21,220     39,691
                                        ------     ------    -------     ------    -------
                                        79,592     49,357    128,949     27,012    155,961
                                        ======     ======    =======     ======    =======



     At the end of 2006, there were approximately 1.4 million freight cars and 291,000 tank cars operating in North America. Rail's freight car fleet comprised approximately 3% of all North American freight cars. Rail's tank car fleet comprised approximately 21% of all North American tank cars and 30% of lessor owned tank cars. Rail's primary competitors in North America are Union Tank Car Company, General Electric Railcar Services Corporation and various other lessors. Rail principally competes on the basis of customer relationships, service, price and availability of railcars.

     In North America, Rail leases new railcars for terms that generally range from five to ten years. Renewals on existing leases are typically for periods ranging from three to seven years. The average remaining lease term of the North American fleet is four years as of December 31, 2006. Rail purchases new railcars from a number of manufacturers, including Trinity Industries, Union Tank Car Company, American Railcar Industries, Inc., Freight Car America, National Steel Car Ltd. and The Greenbrier Companies. In 2002, Rail entered into agreements with Trinity Industries and Union Tank Car Company for the purchase of 5,000 and 2,500 newly manufactured railcars, respectively, which will be delivered through early 2008. As of December 31, 2006, a total of 5,832 railcars have been delivered under these agreements. During 2006, Rail signed a purchase agreement with American Railcar Industries, Inc. for delivery, beginning in 2008, of up to 4,000 newly manufactured railcars to be delivered through 2011.

     Rail operates a network of major service centers across North America that perform significant repair and regulatory compliance work on its fleet. The major service centers are supplemented by a number of mini and fast track service centers and a fleet of service trucks (mobile repair units) for repairs that do not require the resources of a major shop. Rail also utilizes third-party service centers for approximately 32% of fleet repairs.

     Rail's North American operation also includes its locomotive leasing business, which consists of the purchase, reconditioning and leasing of four axle, medium horsepower locomotives. These locomotives have not been manufactured in any material quantity since the mid-1980s; however, they remain in demand by railroads and shippers. As a result, with periodic maintenance and refurbishments Rail expects these locomotives to continue to be marketable and to yield an attractive return. At December 31, 2006, the locomotive fleet consisted of 517 locomotives. Additionally, Rail manages 332 locomotives for an affiliate. Locomotives are generally leased for terms that range from month-to-month up to 15 years. Rail's locomotives have remaining depreciable lives of 10 to 20 years. Rail's major competitors in the North American locomotive leasing market are Helm Financial Corporation and National Railway Equipment Corporation. Competitive factors in the market are similar to railcar leasing and include equipment condition, availability, customer service and pricing. In December 2004, Rail purchased the remaining 50% interest in its Locomotive Leasing Partners, LLC ("LLP") joint venture, which owned 465 four-axle locomotives as of the acquisition date.

     In Europe, the railcar fleet generally has lease terms ranging from one to five years. Rail's operations consist of its German, Austrian and Polish wholly owned subsidiaries. Rail operates in the home countries of its subsidiaries and leases railcars to customers in those countries as well as most other countries in Western and Central Europe. Rail also operates two repair facilities in Europe that perform significant repairs and regulatory compliance for owned railcars. The owned service centers are also supplemented by a number of third party service centers. Rail principally competes on the basis of customer relationships, service, price and availability of railcars. Rail's primary competitors in Europe are VTG Aktiengesellschaft, CTL Logistics Group, Emerwa and Orlen Koltrans. Rail also has a 37.5% ownership interest in AAE Cargo AG, the leading standard freight car rental company in Europe. AAE is headquartered in Switzerland and has a fleet of approximately 21,200 freight and intermodal railcars.

                                    SPECIALTY

     The Specialty portfolio consists primarily of leases, affiliate investments, loans and interests in residual values involving a variety of underlying asset types, including marine vessels, aircraft, rail, industrial and other equipment. The portfolio provides recurring lease and interest income and uneven periodic income primarily related to the remarketing of assets. At December 31, 2006, total investments in the Specialty portfolio, including off balance sheet assets, were $499.9 million, of which approximately 40% (including joint venture investments) were marine assets. Specialty also provides equipment residual value guarantees, which enable it to share in any asset value in excess of the guaranteed amount. As of December 31, 2006, Specialty was party to approximately 100 such residual value guarantees that expire between 2007 and 2012. Specialty further leverages its equipment knowledge by managing portfolios of assets for third parties. The majority of these managed assets are in markets where GFC has a high level of expertise. Specialty generates fee income through portfolio administration and asset remarketing of these managed assets. As of December 31, 2006, the approximate net book value equivalent of Specialty's managed portfolio was $470 million.

     The following table sets forth information on Specialty's assets as of December 31 (in millions):


                                           ON BALANCE   OFF BALANCE            MANAGED
                                              SHEET        SHEET       TOTAL    ASSETS
                                           ----------   -----------   ------   -------


2006.....................................    $491.9        $ 8.0      $499.9    $470.4
2005.....................................     455.5         11.7       467.2     555.8
2004.....................................     505.5         12.8       518.3     728.7


     Prior to 2005, the former Venture Finance business unit, whose portfolio is managed by Specialty, provided loan and lease financing to early-stage, venture-capital backed companies. The financing was typically secured by equipment and/or by a lien on the customer's property, including intellectual property. The Venture Finance portfolio was substantially liquidated as of December 31, 2005.

     The principal competitors of Specialty are captive leasing companies of equipment manufacturers, leasing subsidiaries of commercial banks and independent leasing companies. Factors that affect Specialty's ability to compete are GFC's relative cost of capital, size and scale of our competitors, and the availability of many different financing alternatives for our potential customers.

                                       ASC

     ASC operates a fleet of self-unloading marine vessels on the Great Lakes and is exclusively engaged in the waterborne transportation of dry bulk commodities. ASC's sailing season is generally late March through mid-December; however, weather conditions permitting, certain vessels may operate through mid-January.

     At December 31, 2006, ASC had total assets of $299.6 million. In June 2006, ASC acquired six vessels from Oglebay Norton Marine Services for $126.3 million, increasing the size of its fleet to 18 vessels. Included in the acquisition were a warehouse and the spare parts inventory of the acquired vessels. Fifteen of ASC's vessels are motor powered vessels constructed in the 1970's and early 1980's, having an average age of 29 years and an estimated useful life of 50 years. The three remaining vessels are steam powered vessels built in the 1940's and 1950's and have an estimated remaining useful life of ten years. Notwithstanding these useful life estimates, these vessels, operating exclusively in the fresh water conditions of the Great Lakes, may achieve extended use with proper care and maintenance.

     All of ASC's vessels are equipped with self-unloading equipment, enabling them to discharge dry bulk cargo without assistance from shore-side equipment or personnel. This equipment enables the vessels to operate twenty-four hours a day, seven days a week. ASC's vessels are capable of transporting and unloading almost any free flowing, dry bulk commodity.

     The following table sets forth ASC's fleet as of December 31, 2006:


                                                          LENGTH     CAPACITY
GREAT LAKES VESSELS                                       (FEET)   (GROSS TONS)
-------------------                                      -------   ------------


M/V American Spirit....................................  1004         62,400
M/V Burns Harbor.......................................  1000         80,900
M/V Indiana Harbor.....................................  1000         80,900
M/V Walter J. McCarthy, Jr. ...........................  1000         80,900
M/V American Century...................................  1000         78,850
M/V American Integrity.................................  1000         78,850
M/V St. Clair..........................................  770          44,800
M/V American Mariner...................................  730          37,300
M/V H. Lee White.......................................  704          35,400
M/V John J. Boland.....................................  680          34,000
M/V Adam E. Cornelius..................................  680          29,200
Str. American Victory..................................  730          26,300
Str. American Valor....................................  767          25,500
Str. American Fortitude................................  690          22,300
M/V American Republic..................................  634-10"      25,600
M/V Buffalo............................................  634-10"      24,300
M/V Sam Laud...........................................  634-10"      24,300
M/V American Courage...................................  634-10"      23,800


     ASC's customers are comprised primarily of consumers of iron ore, western and eastern coal, and metallurgical limestone and limestone aggregates. During 2006, approximately 49% of ASC's revenue was derived from shipments of iron ore pellets for integrated steel producers, 32% from shipments of coal for electric utility and power generation companies, 13% from shipments of limestone for construction and industrial users, and 6% from other revenue sources. ASC served over 30 customers in 2006 with the top five customers comprising 67% of ASC's total revenue.

     ASC negotiates transportation agreements for 17 of its vessels with terms that range from one to fifteen years. ASC's customer portfolio has remained relatively stable over the past three years, and includes a mix of companies in the steel production, power generation and construction industries. Additionally, one vessel operates under a long-term time charter agreement that expires in 2015.

     At the end of 2006, there were approximately 112 million net tons of vessel freight capacity on the Great Lakes distributed among approximately 50 vessels. ASC's fleet represents approximately 37% of the total Great Lakes capacity. ASC's primary competitors on the domestic Great Lakes are Interlake Steamship Company, Great Lakes Fleet, Inc., Key Lakes, Inc., VanEnkevort Tug and Barge, Grand River Navigation, and Wisconsin & Michigan Steamship Company. ASC principally competes on the basis of price, customer relationships and service capabilities ranging from multiple dock loads/discharges, cargo blending, and range of vessel size, which provides customers with optimal shipping flexibility.

TRADEMARKS, PATENTS AND RESEARCH ACTIVITIES

     Patents, trademarks, licenses and research and development activities are not material to GFC's businesses taken as a whole.

SEASONAL NATURE OF BUSINESS

     Seasonality is not considered significant to the operations of GFC and its subsidiaries taken as a whole.

CUSTOMER BASE

     GFC, taken as a whole, is not dependent upon a single customer nor does it have any significant customer concentrations. GFC's segment concentrations, if material, are described above.

EMPLOYEES

     As of December 31, 2006, GFC employed approximately 2,130 persons, of whom 56% were covered by union contracts.

ENVIRONMENTAL MATTERS

     GFC's operations, as well as those of its competitors, are subject to extensive federal, state, local and foreign environmental regulations. These laws cover discharges to waters; air emissions; toxic substances; and the generation, handling, storage, transportation and disposal of waste and hazardous materials. These regulations have the effect of increasing the cost and liability associated with leasing and operating assets. Environmental risks are also inherent in rail operations, which frequently involve transporting chemicals and other hazardous materials.

     Some of GFC's current and previously owned properties have been used for industrial or transportation-related purposes that may have resulted in the discharge of contaminants. As a result, GFC is now subject to, and will from time to time continue to be subject to, environmental cleanup and enforcement actions. In particular, the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the Superfund law, generally imposes joint and several liability for cleanup and enforcement costs, without regard to fault or the legality of the original conduct, on current and former owners and operators of a site. Accordingly, GFC may be responsible under CERCLA and other federal and state statutes for all or a portion of the costs to clean up sites at which certain substances may have been released by GFC, its current lessees, former owners or lessees of properties, or other third parties. Environmental remediation and other environmental costs are accrued when considered probable and amounts can be reasonably estimated. As of December 31, 2006, environmental costs were not material to GFC's results of operations, financial position or liquidity. For further discussion, see Note 15 to the consolidated financial statements.

AVAILABLE INFORMATION

     GFC makes available free of charge at GATX's website, www.gatx.com, its most recent annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Charters for the Audit Committee, Compensation Committee and Governance Committee, the Corporate Governance Guidelines, a Code of Ethics and a Code of Ethics for Senior Officers are posted under Corporate Governance in the Investor Relations section of the GATX website, and are available in print upon request by any shareholder. Within the time period prescribed by the SEC and the New York Stock Exchange, we will post on our website any amendment to the Code of Ethics for Senior Officers and any waiver thereof. The information on GATX's website is not incorporated by reference into this report.

ITEM 1A.  RISK FACTORS

     GFC is subject to a number of risks which investors should consider.

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

UNITED STATES AND WORLD ECONOMIC AND POLITICAL CONDITIONS, INCLUDING ACTS OR THREATS OF TERRORISM AND/OR WAR, COULD ADVERSELY AFFECT GFC.

     National and international political developments, instability and uncertainties, including continuing political unrest and threats of terrorist attacks, could result in global economic weakness in general and in the United States in particular, and could have an adverse impact on GFC. The effects may include: legislation or regulatory action directed toward improving the security of railcars and marine vessels against acts of terrorism, which could affect the construction and/or operation of railcars and marine vessels, a decrease in demand for rail and marine services, lower utilization of new and existing rail and marine equipment, lower rail lease and marine charter rates; impairments of rail and marine assets or capital market disruption, which may raise GFC's financing costs or limit its access to capital, and liability or losses resulting from acts of terrorism involving GFC's assets. Depending upon the severity, scope and duration of these effects, the impact on GFC's financial position, results of operations and cash flows could be material.

COMPETITION COULD RESULT IN DECREASED PROFITABILITY.

     GFC is subject to intense competition in its businesses. In many cases, competitors are larger entities that have greater financial resources, higher credit ratings and a lower cost of capital than GFC. These factors may enable competitors to offer leases and loans to customers at lower rates than GFC is able to provide, thus impacting GFC's asset utilization or GFC's ability to lease assets or make loans on a profitable basis.

GFC DEPENDS UPON CONTINUED DEMAND FROM CUSTOMERS FOR ITS ASSETS.

     GFC relies upon continued demand from its customers for its assets. This demand depends upon the stability and growth of customer operating requirements. A number of our customers operate in cyclical markets, such as the steel, chemical and construction industries, and demand for our assets is tied to cycles in those markets. Other factors influencing customer operating requirements include changes in production volumes, potential changes in supply chains, choices regarding type of transportation asset, availability of substitutes, and other operational needs.

     In many cases, demand for GFC's assets is also dependent on customers' desire to lease, rather than purchase assets. There are a number of items that factor into the customer's decision whether to lease or purchase assets, such as tax considerations, interest rates, balance sheet considerations and operational flexibility. GFC has no control over these external considerations and changes in these factors could negatively impact demand for its assets held for lease.

GFC CANNOT PREDICT WHETHER INFLATION WILL CONTINUE TO HAVE A POSITIVE IMPACT ON ITS FINANCIAL RESULTS.

     Inflation in leasing rates as well as inflation in residual values for rail, marine and other equipment has historically benefited GFC's financial results. Effects of inflation are unpredictable as to timing and duration and depend on market conditions and economic factors.

GFC'S ASSETS MAY BECOME OBSOLETE.

     GFC's assets are subject to functional, regulatory or economic obsolescence. Although GFC believes it is adept at managing obsolescence risk, there is no guarantee that changes in various market fundamentals or the adoption of new regulatory requirements will not unexpectedly cause asset obsolescence in the future.

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

THE FAIR MARKET VALUE OF ITS LONG-LIVED ASSETS MAY DIFFER FROM THE VALUE OF THOSE ASSETS REFLECTED IN ITS FINANCIAL STATEMENTS.

     GFC's assets consist primarily of long-lived assets such as railcars, marine vessels and industrial equipment. The carrying value of these assets in the financial statements may at times differ from their fair market value. These valuation differences may be positive or negative and may be material based on market conditions and demand for certain assets. GFC regularly reviews its long-lived assets for impairment.

GFC MAY INCUR FUTURE ASSET IMPAIRMENT CHARGES.

     An asset impairment charge may result from the occurrence of unexpected adverse events or management decisions that impact GFC's estimates of expected cash flows to be generated from its long-lived assets or joint venture investments. GFC regularly reviews long-lived assets and joint ventures for impairment, including when events or changes in circumstances indicate the carrying value of an asset or investment may not be recoverable. GFC may be required to recognize asset impairment charges in the future as a result of a weak economic environment, challenging market conditions, events related to particular customers or asset types, or as a result of asset or portfolio sale decisions by management.

GFC MAY NOT BE ABLE TO PROCURE INSURANCE ON A COST-EFFECTIVE BASIS.

     The ability to insure its assets and their associated risks is an important aspect of GFC's ability to manage risk. There is no guarantee that such insurance will be consistently available on a cost-effective basis in the future.

GFC IS SUBJECT TO EXTENSIVE ENVIRONMENTAL REGULATIONS AND THE COSTS OF REMEDIATION MAY BE MATERIAL.

     GFC is subject to federal and state requirements for protection of the environment, including those for discharge of contaminated materials and remediation of contaminated sites. Environmental exposure is routinely assessed, including obligations and commitments for remediation of contaminated sites and assessments of ranges and probabilities of recoveries from other responsible parties. Due to the regulatory complexities and risk of unidentified contaminants on its properties, the potential exists for environmental and remediation costs to be materially different from the costs GFC has estimated.

GFC HAS BEEN, AND MAY IN THE FUTURE BE, INVOLVED IN VARIOUS TYPES OF LITIGATION.

     The nature of assets which GFC owns exposes the Company to the potential for various claims and litigation related to, among other things, personal injury and property damage, environmental claims and other matters. The transportation of certain commodities by GFC's railcars and marine vessels, particularly those classified as hazardous materials, pose risks resulting in potential liabilities and losses that could have a significant effect on GFC's consolidated financial condition or results of operations.

HIGH ENERGY AND COMMODITY PRICES COULD HAVE A NEGATIVE EFFECT ON THE DEMAND FOR GFC'S PRODUCTS AND SERVICES.

     Energy prices, including the price of natural gas and oil, are significant cost drivers for many of our customers, either directly in the form of raw material costs in industries such as the chemical and steel industries, or indirectly in the form of increased transportation cost. Sustained high energy or commodity prices could negatively impact these industries resulting in a corresponding adverse effect on the demand for GFC's operating assets and assets held for lease, as well as related services. In addition, sustained high steel prices could result in sustained high new railcar acquisition costs for GFC.

NEW REGULATORY RULINGS COULD NEGATIVELY AFFECT GFC'S PROFITABILITY

     GFC's rail and marine operations are subject to the jurisdiction of a number of federal agencies, including the Department of Transportation. State agencies regulate some aspects of rail operations with respect to health and safety matters not otherwise preempted by federal law. GFC's operations are also subject to the jurisdiction of regulatory agencies of foreign countries. New domestic or foreign regulatory rulings may negatively impact GFC's financial results through higher maintenance costs or reduced economic value of its assets.

EVENTS OR CONDITIONS NEGATIVELY AFFECTING CERTAIN ASSETS, CUSTOMERS OR GEOGRAPHIC REGIONS IN WHICH GFC HAS A LARGE INVESTMENT COULD HAVE A NEGATIVE IMPACT ON ITS RESULTS OF OPERATIONS.

     GFC's revenues are generally derived from a number of different asset types, customers, industries and geographic locations. However, from time to time, GFC could have a large investment in a particular asset type, a large revenue stream associated with a particular customer, or a large number of customers located in a particular geographic region. Decreased demand from a discrete event impacting a particular asset type, discrete events with a specific customer or industry, or adverse regional economic conditions, particularly for those assets, customers or regions in which GFC has a concentrated exposure, could have a negative impact on GFC's results of operations.

FLUCTUATIONS IN FOREIGN EXCHANGE RATES COULD HAVE A NEGATIVE IMPACT ON GFC'S RESULTS OF OPERATIONS.

     GFC's results are exposed to foreign exchange rate fluctuations as the financial results of certain subsidiaries are translated from their local currency into U.S. dollars upon consolidation. As exchange rates vary, the operating results of foreign subsidiaries, when translated, may differ materially from period to period. GFC is also subject to gains and losses on foreign currency transactions, which could vary based on fluctuations in exchange rates and the timing of the transactions and their settlement. In addition, fluctuations in foreign exchange rates can have an effect on the demand and relative price for services provided by GFC domestically and internationally, and could have a negative impact on GFC's results of operations.

GFC MAY BE UNABLE TO MAINTAIN ASSETS ON LEASE OR CHARTER AT SATISFACTORY RATES.

     GFC's profitability is largely dependent on its ability to maintain assets on lease (utilization) at satisfactory lease rates or charter rates. A number of factors can adversely affect utilization, lease and charter rates, including, but not limited to: an economic downturn causing reduced demand or oversupply in the markets in which GFC operates, changes in customer behavior, or any other change in supply or demand caused by factors discussed in this Risk section.

GFC MAY BE SUBJECT TO RISK FACTORS INHERENT IN ITS JOINT VENTURE INVESTMENTS.

     GFC's investments include noncontrolling interests in a number of affiliates and joint ventures managed and operated by third parties. These entities are subject to many of the same risk factors outlined herein. GFC may be indirectly exposed to these risks through its ownership interest in these entities, and adverse developments at the entity level could potentially have a negative impact on GFC's results of operations.

CHANGES IN ASSUMPTIONS USED TO CALCULATE POST-RETIREMENT COSTS COULD ADVERSELY AFFECT GFC'S RESULTS OF OPERATIONS.

     GFC's pension and other post-retirement costs are dependent on various assumptions used to calculate such amounts, including discount rates, long-term return on plan assets, salary increases, health care cost trend rates and other factors. Changes to any of these assumptions could adversely affect GFC's results of operations and financial condition.

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

ITEM 2.  PROPERTIES.

     Information regarding the location and general character of certain properties of GFC is included in ITEM 1, BUSINESS, of this document.

     At December 31, 2006, locations of operations were as follows:

GFC HEADQUARTERS
Chicago, Illinois
RAIL
BUSINESS OFFICES
San Francisco, California
Alpharetta, Georgia
Chicago, Illinois
Marlton, New Jersey
Raleigh, North Carolina
York, Pennsylvania
Houston, Texas
Calgary, Alberta
Cambridge, Ontario
Ennismore, Ontario
Montreal, Quebec
Vienna, Austria
Hamburg, Germany
Mexico City, Mexico
Warsaw, Poland
MAJOR SERVICE CENTERS
Colton, California
Waycross, Georgia
Hearne, Texas
Red Deer, Alberta
Sarnia, Ontario
Coteau-du-Lac, Quebec
Montreal, Quebec
Moose Jaw, Saskatchewan
Hanover, Germany
Tierra Blanca, Mexico
Gdansk, Poland
Ostroda, Poland
MINI SERVICE CENTERS
Donaldsonville, Louisiana
Geismar, Louisiana
Cincinnati, Ohio
Catoosa, Oklahoma
Freeport, Texas
Plantersville, Texas
Gdansk, Poland
Plock, Poland
Slotwiny, Poland
FAST TRACK SERVICE CENTERS
Macon, Georgia
East Chicago, Indiana
Terre Haute, Indiana
Schreveport, Louisiana
Kansas City, Missouri
Masury, Ohio
Galena Park, Texas
Houston, Texas
MOBILE SERVICE UNITS
Mobile, Alabama
Colton, California
Tampa, Florida
Sioux City, Iowa
Donaldsonville, Louisiana
Lake Charles, Louisiana
Albany, New York
Cooperhill, Tennessee
Galena Park, Texas
Olympia, Washington
Edmonton, Alberta
Vancouver, British Columbia
Clarkson, Ontario
Quebec City, Quebec
SPECIALTY
BUSINESS OFFICES
San Francisco, California
Alpharetta, Georgia
AMERICAN STEAMSHIP COMPANY
BUSINESS OFFICES
Williamsville, New York
Toledo, Ohio

ITEM 3.  LEGAL PROCEEDINGS.

  SCHNEIDER, ET AL. V. CSX TRANSPORTATION, INC., ET AL.

     On May 25, 2001, a suit was filed in Civil District Court for the Parish of Orleans, State of Louisiana, Schneider, et al. v. CSX Transportation, Inc., Hercules, Inc., Rhodia, Inc., Oil Mop, L.L.C., The Public Belt Railroad Commission for The City of New Orleans, GATX Corporation, GATX Capital Corporation, The City of New Orleans, and The Alabama Great Southern Railroad Company, Number 2001-8924. The suit asserts that on May 25, 2000, a tank car owned by the Rail division of GATX Financial Corporation ("GFC"), a wholly owned subsidiary of GATX, leaked the fumes of its cargo, dimethyl sulfide, in a residential area in the western part of the city of New Orleans and that the tank car, while still leaking, was subsequently taken by defendant, New Orleans Public Belt Railroad, to another location in the City of New Orleans, where it was later repaired. The plaintiffs are seeking compensation for alleged personal injuries and property damages. The petition alleges that a class should be certified, but plaintiffs have not yet moved to do so. The defendants have offered to settle this suit by funding an escrow of $415,000, which will be disbursed upon receipt of releases from the plaintiffs and the dismissal of the uncertified class action by the Court. The parties are proceeding to finalize the settlement documents and processes and will then seek appropriate Court orders and approvals.

  GRABINGER V. CANADIAN PACIFIC RAILWAY COMPANY, ET AL.

     On December 29, 2003, a wrongful death action was filed in the District Court of the State of Minnesota, County of Hennepin, Fourth Judicial District, MeLea J. Grabinger, individually, as Personal Representative of the Estate of John T. Grabinger, and as Representative/Trustee of the beneficiaries in the wrongful death action, v. Canadian Pacific Railway Company, et al. The lawsuit sought damages arising out of a derailment on January 18, 2002 of a Canadian Pacific Railway ("CP") train containing anhydrous ammonia cars near Minot, North Dakota. As a result of the derailment, several tank cars (including tank cars owned by GFC) fractured, releasing anhydrous ammonia which formed a vapor cloud. One person died, as many as 100 people received medical treatment, of whom fifteen were admitted to the hospital, and a number of others were purportedly affected. The plaintiffs alleged among other things that the incident (i) caused the wrongful death of their husband/son, and (ii) caused permanent physical injuries and emotional and physical pain. The complaint alleged that the incident was proximately caused by the defendants who were liable under a number of legal theories. On June 18, 2004, the plaintiff filed an amended complaint based on the findings of the National Transportation Safety Board ("NTSB") report released on March 9, 2004, which concluded that the catastrophic fracture of tank cars increased the severity of the accident and added GFC and others as defendants. Specifically, the allegations against GFC were that the steel shells of the tank cars were defective and that GFC knew the cars were vulnerable and nonetheless failed to warn of the extreme hazard and vulnerability.

     GFC filed a motion for summary judgment at the close of discovery and in December 2005, the court granted summary judgment in favor of GFC. CP subsequently settled with the Grabinger plaintiffs and on February 7, 2006, the trial court entered final judgment in GFC's favor. No appeals of this order were taken and judgment in GFC's favor is final.

     In addition to the Grabinger matter, a number of other individuals who alleged to have been affected by the derailment had previously initiated litigation asserting that car owners, including GFC, were in part responsible for damage caused by the incident. GFC was joined to nine of these suits but was subsequently dismissed without prejudice from these actions. Numerous lawsuits remain pending against CP relating to the Minot derailment.

  FLIGHTLEASE LITIGATION

     In 1999, GATX Third Aircraft Corporation ("Third Aircraft"), an indirect wholly owned subsidiary of GFC, entered into a joint venture with Flightlease Holdings (Guernsey) Ltd. ("FHG"), an indirect wholly owned subsidiary of the SAirGroup, and formed a joint venture entity, GATX Flightlease Aircraft Ltd. ("GFAC") to purchase a number of aircraft. In September 1999, GFAC entered into an agreement (the "GFAC Agreement") with Airbus S.A.S. (formerly known as Airbus Industrie) ("Airbus") and by October 1, 2001, GFAC had ordered a total of 41 aircraft (the "GFAC Aircraft") from Airbus and had made aggregate unutilized pre-delivery payments ("PDPs") to Airbus of approximately $227.6 million. Subsequently, on October 4, 2001, Third Aircraft and FHG entered into an agreement (the "Split Agreements") pursuant to which the parties to the joint venture agreed (i) to divide responsibility for the GFAC Aircraft, (ii) to allocate the PDPs between them in the amounts of approximately $77.8 million to Third Aircraft and approximately $149.8 million to FHG, and (iii) that each would enter into separate agreements with Airbus to purchase its allocated aircraft or equivalent aircraft (such aircraft allocated to Third Aircraft being the "GATX Allocated Aircraft"). Subsequently, GFC and AVSA S.A.R.L., an affiliate of Airbus, entered into a new purchase agreement (the "GATX Agreement") and AVSA S.A.R.L. credited approximately $77.8 million of the PDPs to GFC. In connection with the GATX Agreement, GFC agreed that in certain specified circumstances it will pay to Airbus any amount Airbus is required to pay to GFAC in reimbursement of PDPs paid by GFAC with respect to the GATX Allocated Aircraft (such agreement being the "Reimbursement Agreement"). GFC's liability under the Reimbursement Agreement is capped at approximately $77.8 million. Under the Split Agreements, FHG was to take the benefit of the remaining PDPs allocated to it (approximately $149.8 million) and enter into a new contract with Airbus but, following SAirGroup's bankruptcy, FHG did not enter into such a contract, and Airbus then declared GFAC in default and retained the approximately $149.8 million in PDPs held by it as damages.

     On October 14, 2005, FHG, acting by its liquidators (the "FHG Liquidators"), filed a complaint in the United States District Court for the Northern District of California, purportedly as a derivative complaint on behalf of GFAC, against GFC, Third Aircraft, and Mr. James H. Morris and Mr. Alan M. Reinke, then officers of a division of GFC (the "FHG Action"). The complaint alleged (1) that Messrs. Morris and Reinke, as directors of GFAC, breached fiduciary duties to GFAC; (2) that GFC and Third Aircraft knowingly and/or dishonestly assisted such breaches; (3) that all defendants conspired to deprive GFAC of assets and advance the interests of GFC and Third Aircraft at the expense of GFAC; and (4) that Third Aircraft was unjustly enriched. The complaint seeks damages (in respect of claims (1), (2) and (3)) in an amount including, but not necessarily limited to, approximately $227.6 million, and (in respect of claim (4)) in an amount including, but not necessarily limited to, approximately $77.8 million. GFC has indemnified Messrs. Morris and Reinke against losses they suffer or incur as a result of their service as GFAC directors. The Company believes there is no valid basis for any claim made by the FHG Liquidators in the complaint against GFC, Third Aircraft, and/or Messrs. Morris and Reinke.

     On October 13, 2006, the parties entered into a Tolling and Standstill Agreement (the "Tolling Agreement") which, among other things, provides for a standstill of claims or potential claims between or among the parties to the FHG Action. Pursuant to the Tolling Agreement, on October 24, 2006, this action was dismissed without prejudice and the governing statutes of limitation were tolled with respect to any claims, counterclaims and defenses asserted in the FHG Action. The Tolling Agreement also provides that FHG shall not bring any claims asserted in the FHG Action (or any substantially similar claims) against GFC, Third Aircraft, GFAC, or Messrs. Morris or Reinke until the conclusion of GFAC's action against Airbus pending in the Supreme Court of the State and County of New York (the "Airbus Action") described below. In the event that GFC or Third Aircraft seek and are permitted to intervene in the Airbus Action, FHG can seek to amend its intervenor's complaint in this action to include claims against GFC or Third Aircraft, including claims made in the FHG Action, but GFC and Third Aircraft can oppose any such effort by FHG. The Tolling Agreement does not resolve the merits or liability for (or against) any claims nor require payment of any monetary compensation by any party to another party.

     In connection with the Tolling Agreement, FHG and Messrs. Morris and Reinke, as directors of GFAC, executed an agreement which provides, among other things, that FHG would take the lead role in litigating the Airbus Action and would fund all fees, costs and expenses of the litigation other than those fees, costs and expenses incurred by GFAC at the direction, or related to the depositions, of Messrs. Morris and Reinke.

     On October 10, 2005, GFAC filed a complaint in the Supreme Court of the State and County of New York against Airbus alleging (1) that Airbus' termination of the GFAC Agreement was wrongful and a material breach and repudiation by Airbus of the GFAC Agreement; (2) that Airbus, by retaining PDPs paid by GFAC under the GFAC Agreement, unjustly enriched itself at GFAC's expense; (3) that Airbus breached an implied duty of good faith and fair dealing to GFAC; and (4) that the liquidated damages provision in the GFAC Agreement is unenforceable as a penalty. The complaint seeks restitution and damages in an unspecified amount in the "millions of dollars." On December 7, 2005, FHG, acting by the FHG Liquidators, filed a motion seeking permission to intervene in GFAC's action, to protect its interest in the action, and to file an intervenor's complaint. The intervenor's complaint repeats the material allegations made in GFAC's complaint and seeks restitution from Airbus of the approximately $227.6 million in unutilized PDPs paid by GFAC prior to October 1, 2001, and damages and interest in unspecified amounts. On February 16, 2006, the Court granted FHG permission to intervene and deemed FHG's intervenor's complaint to be filed against Airbus. On December 9, 2005, Airbus filed an answer and counterclaim to GFAC's complaint which (1) denies the material allegations of GFAC's complaint, (2) asserts affirmative defenses, (3) seeks a declaratory judgment that Airbus validly terminated the GFAC Agreement and is entitled to retain the approximately $227.6 million in unutilized PDPs made by GFAC prior to October 1, 2001, and (4) in the alternative, if the liquidated damages provision in the GFAC Agreement is deemed to be unenforceable as a penalty, asserts a claim for breach of contract and damages in an amount to be determined at trial but allegedly "well in excess of $228 million." On February 10, 2006, GFAC filed a reply to Airbus' counterclaims which (1) denies the material allegations of the counterclaims, and (2) asserts affirmative defenses. On April 4, 2006, Airbus moved for partial summary judgment on GFAC's and FHG's claims for breach of contract and the implied covenant of good faith and fair dealing. By order dated, December 20, 2006, the court denied Airbus' motion for partial summary judgment. Discovery is ongoing. Should GFAC ultimately succeed in recovering from Airbus PDPs with respect to the GATX Allocated Aircraft, GFC may be obligated to make a payment to Airbus under the Reimbursement Agreement in an amount equal to the lesser of (x) the amount so recovered or (y) approximately $77.8 million. The Company believes it unlikely Airbus will be required to make such a payment to GFAC and, in consequence, that it is unlikely GFC will be required to make a corresponding payment to Airbus under the Reimbursement Agreement. Furthermore, in the unlikely event GFC is required to make a payment to Airbus under the Reimbursement Agreement, the Company believes that Third Aircraft should recover at least such amount from GFAC, the 50% subsidiary of Third Aircraft.

  HUNTINGTON RELEASE LITIGATION

     GFC has been named in a series of civil actions filed in the Circuit Court of Wayne County, West Virginia. The suits were filed by residents and businesses who occupy property near a hazardous material transloading facility in Huntington, West Virginia. On October 28, 2004, approximately 22,000 gallons of coal tar light oil were released from a GFC tank car leased to Marathon Ashland Petroleum Company during an unloading operation at that facility. Some of the commodity is alleged to have escaped into a local sewer system and a nearby creek. Immediately following the release, residents of 500 nearby homes, at least one school and several businesses were evacuated.

     The allegations in each of the suits are essentially identical. The approximately 780 plaintiffs in the suits generally allege to have suffered physical and mental harm, diminished property values, lost profits or increased risk of disease for which the defendants are responsible under various theories. In each suit, the plaintiffs seek compensatory and punitive damages and injunctive relief.

     In addition to the foregoing claims, co-defendant Marathon Ashland Petroleum Co. asserted cross claims against GFC alleging that GFC failed to provide a suitable tank car and failed to adequately maintain the tank car. Those claims have been resolved by agreement of the parties, with GFC paying nothing.

     GFC has negotiated settlements with plaintiffs in all but two of the cases. One of the settlements will resolve eight of the cases filed by one attorney group representing approximately 440 plaintiffs. In exchange for a complete release of all claims, GFC agreed to pay $390,000 to be disbursed among the parties by their counsel. Under the terms of the remaining settlements, GFC, in exchange for full releases and dismissals of the actions, will pay $115,000 for approximately 340 plaintiffs.

     In September 2006, GFC was named as a co-defendant in a CERCLA cost recovery action filed in the United States District Court Eastern District of Kentucky, Veolia ES Special Services, Inc. (f/ka Onyx Special Services, Inc.)
v. TechSol Chemical Company, et al Case No. 0:06cv-136-HRW. The plaintiff is the environmental remediation contractor retained by a co-defendant, TechSol Chemical Co., the entity that was offloading the tank car at the time of the spill. Since TechSol is no longer operating, the contractor is seeking to recover more than $640,000 in response costs from "potentially responsible parties" ("PRPs") which currently include GFC and three other named defendants. GFC believes that the claim is without merit and intends to vigorously defend against it.

     In connection with the same spill, in November 2006, GFC was named as a co-defendant in an action filed in the Circuit court of Wayne County, West Virginia, Kellogg Company; Kellogg Sales Company; and Keebler Company v. TechSol Chemical Company, et al, Civil Action No.: 06-C-237. The plaintiff seeks compensation for lost profits, property damage and punitive damages alleged suffered as a result of the release which was in proximity to the plaintiff's distribution center. GFC believes that it has meritorious defenses against all of the above claims and that there is no basis for any liability to the plaintiff or other defendants.

  POLSKIE KOLEJE PANSTWOWE S.A. V. DEC SP. Z O.O.

     In December 2005, Polskie Koleje Panstwowe S.A. ("PKP") filed a complaint, Polskie Koleje Panstwowe S.A. v. DEC sp. z o.o., in the Regional Court in Warsaw, Poland against DEC sp. z o.o. ("DEC"), an indirect wholly owned subsidiary of the Company, currently named GATX Rail Poland, sp. Zo.o. The complaint alleges that DEC breached a Conditional Sales Agreement ("Agreement") to purchase shares of Kolsped S.A. ("Kolsped") which was an indirect subsidiary of PKP. The condition allegedly breached was that DEC was to obtain a release of Kolsped's ultimate parent company, PKP, from its guarantee of Kolsped's promissory note securing a $9.8 million bank loan. The Agreement had been amended by Kolsped and DEC to permit DEC to satisfy this condition by providing PKP with a blank promissory note (the "DEC Note") and a promissory note declaration which allowed PKP to fill in the DEC Note up to $10 million in the event a demand was made upon it as guarantor of Kolsped's note to the bank ("Kolsped Note"). On November 7, 2002, the then current holder of the Kolsped Note, a bank, secured a judgment against PKP which was subsequently upheld by the Court of Appeal.

     After exhausting its appeals of the judgment entered against it, PKP filed suit against DEC alleging that DEC failed to fulfill its obligation to release PKP as a guarantor of the Kolsped Note, and is purportedly liable to PKP, as a third party beneficiary of the Agreement, for approximately $30 million, the amount, based on current exchange rates, including interest and costs, PKP allegedly paid to the bank. On February 20, 2006, DEC answered the complaint, denying the material allegations and raising numerous defenses including, among others, that: (i) the Agreement did not create an actionable obligation, but rather was a condition precedent to the purchase of shares in Kolsped; (ii) DEC fulfilled that condition by issuing the DEC Note, which was subsequently lost by PKP and declared invalid by a Polish court; (iii) PKP was not a third party beneficiary of the Agreement; and (iv) the action is barred by the governing limitations period.

     On November 13, 2006, PKP served a writ amending its complaint demanding that DEC issue a new promissory note to replace the note previously annulled. DEC responded with a number of defenses, including that such an amendment was time barred, and requested dismissal of this new claim. DEC has been notified that Nafta Polska, the former owner of DEC, will intervene in support of DEC. The parties intend to engage in mediation although no hearing date has been set.

     DEC believes that it has meritorious defenses to the complaint and intends to vigorously defend this lawsuit.

  OTHER LEGAL PROCEEDINGS

     Information concerning other claims and litigation is described under "Other Contingencies" in Note 15 of the consolidated financial statements and is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not required.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     GATX Corporation owns all of the outstanding common stock of GFC.

ITEM 6.  SELECTED FINANCIAL DATA.

     Not required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     General information and characteristics of GATX Financial Corporation ("GFC" or the "Company"), which is a wholly owned subsidiary of GATX Corporation ("GATX" or the "Parent Company"), including reporting segments, is included in ITEM 1, BUSINESS, of this document.

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

     GFC leases, manages, operates, and invests in long-lived, widely used assets in the rail, marine and industrial equipment markets. Headquartered in Chicago, Illinois, GFC has three financial reporting segments: Rail, Specialty and American Steamship Company ("ASC").

     The Company's former Air and Technology segments have been segregated and presented as discontinued operations for all periods presented, see "Discontinued Operations" for additional information.

DISCUSSION OF OPERATING RESULTS

     The following table presents a financial summary of GFC's operating segments:


                                                      YEARS ENDED DECEMBER 31
                                                  ------------------------------
                                                    2006       2005       2004
                                                  --------   --------   --------
                                                            IN MILLIONS


GROSS INCOME
Rail............................................  $  883.0   $  821.9   $  746.5
Specialty.......................................     135.7      140.3      122.1
ASC.............................................     209.8      138.3      111.8
                                                  --------   --------   --------
  Total segment gross income....................   1,228.5    1,100.5      980.4
Other items and eliminations....................      23.5       26.7      143.0
                                                  --------   --------   --------
     CONSOLIDATED GROSS INCOME..................   1,252.0    1,127.2    1,123.4
                                                  ========   ========   ========
SEGMENT PROFIT
Rail............................................     247.9      201.5      159.5
Specialty.......................................      98.9      106.1       91.8
ASC.............................................      30.6       17.8       12.3
                                                  --------   --------   --------
     TOTAL SEGMENT PROFIT.......................     377.4      325.4      263.6
Less:
Selling, general and administrative expenses....      98.1       88.5       90.5
Over allocated interest expense, net............     (14.7)     (14.7)      (0.4)
Other items and eliminations....................     (24.0)     (14.9)    (141.4)
Income taxes....................................     107.4      100.0      114.0
                                                  --------   --------   --------
Income from continuing operations...............     210.6      166.5      200.9
(Loss) Income from discontinued operations, net
  of taxes......................................     (38.8)    (119.9)      14.2
                                                  --------   --------   --------
     CONSOLIDATED NET INCOME....................  $  171.8   $   46.6   $  215.1
                                                  ========   ========   ========


2006 HIGHLIGHTS

     - Income from continuing operations of $210.6 million was higher by $44.1 million or 26% compared to the prior year. The impact of a larger active fleet and rate increases at Rail combined with vessel purchases at ASC contributed to the increased earnings. Specialty also posted solid results, driven by strong remarketing gains and affiliate earnings.

     - Investment volume exceeded levels achieved in 2005 and 2004. Total investment volume reached $755.4 million in 2006, up from $498.7 million in 2005 and $533.2 million in 2004. Rail acquired nearly 7,000 railcars and locomotives worldwide in 2006, Specialty added marine and industrial assets to its portfolio and ASC significantly increased its fleet with the addition of six vessels.

SEGMENT OPERATIONS

     Segment profit is an internal performance measure used by the Chief Executive Officer to assess the performance of each segment in a given period. Segment profit includes all revenues, including affiliate earnings, attributable to the segments, as well as ownership and operating costs that management believes are directly associated with the maintenance or operation of the revenue earning assets. Operating costs include maintenance costs, marine operating costs, asset impairment charges and other operating costs such as litigation, provisions for losses, environmental costs, and asset storage costs. Segment profit excludes selling, general and administrative expenses, income taxes and certain other amounts not allocated to the segments; these items are discussed below under Other.

     GFC allocates debt balances and related interest expense to each segment based upon a fixed recourse leverage level expressed as a ratio of recourse debt (including off balance sheet debt) to equity. In 2006, the Company revised its recourse leverage ratio levels for its segments to better align segment leverage with the Parent Company's consolidated leverage. The revised levels for Rail, Specialty and ASC are 4:1, 3:1 and 1.5:1, respectively. Management believes this leverage and interest expense allocation methodology provides a reasonable approximation of each operating segment's risk-adjusted financial return. Historical financial information has been restated and all periods presented reflect the revised leverage levels. Certain other reclassifications have also been made to the 2005 and 2004 financial statements to conform to the 2006 presentation.

                                      RAIL

SEGMENT SUMMARY

     The North American railcar market continued to strengthen in 2006, marking its third straight year of improving market conditions. Record highs were set in a number of industry wide indicators, such as railcar loadings and ton miles. Rail continued to achieve lease rate increases and maintained a 99% fleet utilization throughout the entire year. This was accomplished through renewals of leases with current lessees, assignments of railcars (whose lease term had expired) to new lessees, and the scrapping of older, generally inactive railcars. The strong market conditions have enabled Rail to put a greater emphasis on renewing contracts with current customers at attractive lease rates while also extending lease terms. Rail expects that this strategy should help reduce future revenue volatility. In addition, renewals of leases typically result in lower maintenance and transition costs than if the railcars are assigned to new customers. Rail expects lease income to continue to increase in 2007 as the full year effects of the 2006 lease rate increases will be fully realized. Additionally, leases for approximately 20,000 North American and 8,300 European railcars are scheduled to expire in 2007. Based on current market conditions, Rail generally expects to renew or assign these railcars at higher rates, which should also contribute to higher lease income in 2007.

     Notwithstanding the improving conditions of the last few years, segments of the North American railcar leasing market have recently shown signs of weakness. In certain freight car types, Rail has identified situations at competitors where idle cars have increased and new cars have been delivered into storage. In addition, near term delivery opportunities are currently available for freight cars and tank cars at some manufacturers. Although Rail's utilization remains at 99% at year end 2006, these developments will continue to be monitored closely in 2007.

     In North America, Rail acquired 6,300 new and used railcars in 2006. High demand for railcars and high steel prices have increased current market prices for both new and used railcars. In 2002, Rail entered into committed purchase contracts ("committed purchase program") with two railcar manufacturers in order to secure favorable pricing for new railcar purchases in exchange for specific volume purchase commitments. The committed purchase program, which expires in early 2008, has enabled Rail to purchase new railcars at a lower price than would otherwise have been available in the spot market. In 2006, approximately one third of new railcars were acquired through the committed purchase program. During 2006, Rail signed a purchase agreement with American Railcar Industries, Inc. for delivery, beginning in 2008, of up to 4,000 newly manufactured railcars. Rail will continue to invest in the North American market during 2007 through the use of the committed purchase program, other new car orders and through select secondary market purchases.

     Costs for maintaining the North American fleet continued to increase in 2006, primarily due to an increase in conversions of railcars for use in different types of services (which also increases their marketability), a greater number of regulatory inspections and repairs and a larger fleet. The trend of increasing maintenance costs is expected to continue in 2007 due to growth in the size of the fleet as well as price increases for railcar components and an anticipated increase in the number of certain types of higher cost repairs. Additional security and safety regulations, if enacted, may also increase future maintenance costs.

     In December 2004, Rail purchased the remaining 50% interest in its Locomotive Leasing Partners LLC ("LLP") joint venture. In 2005 and 2006, the earnings of the locomotive business are fully consolidated in Rail's operating results, whereas in 2004, only 50% of the earnings from LLP were reflected as affiliate earnings. Rail's locomotive business continued to experience growth in 2006. Higher lease rates and the placement of reconditioned locomotives on lease contributed to increases in locomotive lease income. As of December 31, 2006, Rail had 517 locomotives in its owned fleet and managed an additional 332 for an affiliate. Rail expects to expand its locomotive business in 2007.

     Rail's European operations also benefited from improving market conditions during 2006. Utilization in Europe was 96% at the end of 2006, up from 91% at the end of 2005, primarily due to the scrapping of older, generally inactive railcars. Rates on new and renewed leases increased, resulting in higher lease income; however, at a lesser increment than seen in North America. Rail expects lease rates in Europe to continue to rise in 2007. Rail also realized cost savings and operating efficiencies at its European operations in 2006, benefiting from the consolidation efforts executed over the prior two years. During 2006, Rail placed new cars in its primary markets of Austria, Germany and Poland and to a lesser extent into the emerging eastern European markets. Rail expects to make further investments in these markets during 2007 and will evaluate other European markets for potential expansion in the future. AAE Cargo AG ("AAE") also experienced strong demand for its fleet, particularly intermodal railcars, due to high seaport volumes, growth in container freight traffic, and increased demand from private operators.

     During 2006, Rail invested $533.6 million, acquiring approximately 6,300 railcars for its North American fleet, 600 railcars for its European fleet and 55 locomotives. Rail also exercised two purchase options on approximately 4,700 railcars previously leased in under operating leases for an aggregate cost of $260.9 million. Investment volume in 2005 totaled $402.9 million, with Rail acquiring approximately 5,900 railcars and 12 locomotives. In 2005, Rail also completed a sale leaseback transaction for 2,900 railcars with a net book value of $170.0 million.

     Components of Rail's operating results are outlined below (in millions):


                                                       YEARS ENDED DECEMBER 31
                                                      ------------------------
                                                       2006     2005     2004
                                                      ------   ------   ------


GROSS INCOME
Lease income........................................  $780.0   $729.4   $659.5
Asset remarketing income............................    19.7     13.3      8.1
Fees................................................     1.6      1.7      4.0
Other income........................................    59.0     63.8     58.3
                                                      ------   ------   ------
  Revenues..........................................   860.3    808.2    729.9
Affiliate earnings..................................    22.7     13.7     16.6
                                                      ------   ------   ------
                                                       883.0    821.9    746.5
OWNERSHIP COSTS
Depreciation........................................   146.1    132.1    124.2
Interest expense, net...............................    98.6     77.9     77.0
Operating lease expense.............................   163.0    176.2    166.0
                                                      ------   ------   ------
                                                       407.7    386.2    367.2
OPERATING COSTS
Maintenance expense.................................   201.7    193.3    186.8
Asset impairment charges............................     1.1      3.0      1.2
Other operating expense.............................    24.6     37.9     31.8
                                                      ------   ------   ------
                                                       227.4    234.2    219.8
                                                      ------   ------   ------
SEGMENT PROFIT......................................  $247.9   $201.5   $159.5
                                                      ======   ======   ======



RAIL'S LEASE INCOME

     Components of Rail's lease income as of December 31 are outlined below:


                                                       2006     2005     2004
                                                      ------   ------   ------


North America.......................................  $644.7   $603.2   $566.5
Europe..............................................   108.0    102.0     93.0
Locomotives.........................................    27.3     24.2       --
                                                      ------   ------   ------
                                                      $780.0   $729.4   $659.5
                                                      ------   ------   ------



RAIL'S FLEET DATA

     The following table summarizes fleet activity for Rail's North American railcars as of December 31:


                                                     2006      2005      2004
                                                   -------   -------   -------


Beginning balance................................  108,151   106,819   105,248
Cars added.......................................    6,302     5,400     6,236
Cars scrapped or sold............................   (3,975)   (4,068)   (4,665)
Ending balance...................................  110,478   108,151   106,819
Utilization rate at year end.....................       99%       98%       98%

     The following table summarizes fleet activity for Rail's European railcars as of December 31:


                                                       2006     2005     2004
                                                      ------   ------   ------


Beginning balance...................................  18,854   18,446   18,229
Cars added..........................................     607      518      971
Cars scrapped or sold...............................    (990)    (110)    (754)
Ending balance......................................  18,471   18,854   18,446
Utilization rate at year end........................      96%      91%      88%


COMPARISON OF YEAR ENDED DECEMBER 31, 2006 TO YEAR ENDED DECEMBER 31, 2005

SEGMENT PROFIT

     Rail's segment profit rose 23.0% or $46.4 million over 2005. The increase in profit was primarily the result of an average of 2,800 more railcars on lease, rate increases versus expiring rates on both lease renewals and assignments of existing cars and strong affiliate earnings in Europe. This was partially offset by the costs of a larger fleet including ownership and maintenance costs.

GROSS INCOME

     Rail continued to benefit from improving conditions in its markets during 2006 and as a result, revenues increased $52.1 million, reflecting higher lease rates and an average of 2,800 more cars on lease.

     In North America, Rail had an average of 2,300 more cars on lease. Additionally, strong demand contributed to high lease renewal success, increased lease rates and near full utilization of the fleet. In combination, these factors resulted in a 6.9% increase in lease income. For the year ended December 31, 2006, the average North American renewal lease rate on a basket of common car types increased 14.3% over the expiring rate and fleet utilization for the entire year was 99%. Additionally, Rail extended the term on certain renewals, an action that is expected to temper future revenue volatility. Rail's locomotive business also experienced growth during 2006 as higher lease rates and the placement of additional locomotives on lease contributed $3.1 million to the increase in lease income. Rail expects lease income to continue to increase into 2007 as lease rates on railcar renewals and assignments are expected to increase versus expiring rates, the full year effects of the 2006 lease rate increases are fully realized, and additional locomotives are placed on lease.

     Rail's European operations continued to improve; an average of over 500 more cars on lease and increased demand contributed to high lease renewal success and slightly higher lease rates, resulting in a 3.0% increase in lease income. The effect of the strengthening Euro and Polish Zloty on European sourced revenues also contributed favorably to results.

     Asset remarketing income was $6.4 million higher as Rail took advantage of the strong market and sold certain railcar types out of its fleet. Other income decreased due to fewer billable repairs of third-party railcars. As Rail's fleet of cars under full service leases has grown, service center activities have become increasingly focused on fleet repairs and regulatory compliance. Gains on the scrapping of railcars, resulting primarily from higher scrap steel prices, partially offset the decrease in billable repairs.

     The increase in affiliate earnings reflects improved operating results at Rail's affiliates as they also benefited from the strong market conditions. Additionally, mark to market gains of $4.9 million on certain derivative hedging instruments at the AAE affiliate also contributed to the increase. Prior year affiliates' earnings were affected by the write down of an investment in a non-core foreign logistics business, partially offset by an asset remarketing gain recognized by a domestic affiliate.

OWNERSHIP COSTS

     Ownership costs increased $21.5 million primarily due to depreciation and interest associated with the larger fleet. Partially offsetting the increase were lower interest rates resulting from improved credit spreads for GFC. The comparative mix of ownership costs was affected by the purchase in 2006 of approximately 4,700 railcars that had been previously leased in under operating leases and the sale and leaseback in 2005 of approximately 2,900 railcars.

OPERATING COSTS

     Maintenance expenses increased $8.4 million, reflective of the increased costs associated with maintaining a larger fleet. Additionally, higher costs for increased repairs performed by railroads, component price increases for regular maintenance and conversion work, and higher European expenses due to the stronger Euro and Zloty also contributed to the higher costs.

     Asset impairment charges were $1.9 million lower than 2005, which included the write down of a North American repair facility that was sold in 2006 and the write down of certain locomotives in Europe. In 2006, asset impairment charges consisted primarily of the loss on the sale of a European repair facility.

     Other operating expenses decreased $13.3 million, driven by lower car and foreign franchise tax expenses, lower legal costs associated with claim defenses and favorable translation gains on U.S. denominated liabilities at Rail's European operations. Additionally, 2005 included $5.0 million of debt extinguishment costs related to the termination of a structured financing in Canada.

COMPARISON OF YEAR ENDED DECEMBER 31, 2005 TO YEAR ENDED DECEMBER 31, 2004

SEGMENT PROFIT

     Rail's segment profit rose 26.3% or $42.0 million primarily as a result of higher lease income from more railcars on lease and rate increases on both lease renewals and assignments of existing cars. The increase in lease income was partially offset by the costs of a larger fleet including ownership and maintenance costs.

GROSS INCOME

     Lease income was higher in both North American and European markets. North American renewal and assignment activity was strong and fleet utilization was 98%. Rail's secondary market acquisitions and new railcar investments increased the average size of the active fleet by approximately 4,000 railcars over 2004, leading to a corresponding increase in lease income. In 2005, lease rates continued to improve as the average renewal rate on a basket of common railcar types increased 9.7% versus the expiring rate. Rail's European leasing operations also improved as an increase in the average active fleet of 1,100 railcars, rising lease rates and stronger foreign exchange rates contributed to additional lease income. These results reflect Rail's success in new markets, expanded investment in current markets and the transition of Rail Poland's trip lease (pay as you go) business model to a term rental business model. Lease income also increased $24.2 million as a result of the acquisition of the locomotive business. No lease income from locomotives was reported in 2004 as Rail's 50% share of LLP's results was reported in share of affiliates' earnings.

     Asset remarketing income in 2005 primarily included a gain from the sale of certain six axle locomotives. Other income of $63.8 million increased $5.5 million primarily due to higher revenue for customer and railroad damage reimbursements and higher third party repair billings. This increase was partially offset by lower scrapping gains resulting from the combination of higher net book values of scrapped railcars as well as fewer railcars scrapped.

     Share of affiliates' earnings of $13.7 million decreased $2.9 million. Prior year results included the earnings from the LLP joint venture of $2.7 million. Additionally, 2005 included the write off of a non-core logistics investment. Excluding the effect of the locomotive change and the write down, share of affiliates' earnings increased $2.4 million due to improved results at AAE.

OWNERSHIP COSTS

     Ownership costs increased $19.0 million primarily due to the impact of significant investment volume during 2004 and 2005 and the consolidation of LLP. The increase was partially offset by lower interest rates resulting from improved credit spreads for GFC. The mix of ownership costs was affected primarily by the sale and leaseback of railcars with a net book value of approximately $170.0 million.

OPERATING COSTS

     Maintenance expense increased $6.5 million. In North America, maintenance costs increased primarily due to costs associated with moving cars from idle to active service; conversion of railcars to new services; maintaining a larger fleet; and additional regulatory compliance, including the installation of long travel constant contact side bearings on certain railcars. Additionally, higher maintenance costs reflect higher railroad repairs driven by the new regulatory requirement to replace wheels more frequently.

     Asset impairment charges increased $1.8 million primarily due to an impairment on a North American repair facility subsequently sold in 2006 and the write down of certain locomotives in Europe. Other operating expenses increased $6.1 million primarily due to $5.0 million of debt extinguishment costs related to the termination of a structured financing in Canada, which was an important component of a company-wide initiative to repatriate foreign earnings in 2005.

RAILCAR REGULATORY ISSUES

     Recent railroad derailments have led to calls for increased regulation to address safety and security issues associated with the transportation of hazardous materials.

     One area of focus has been pressurized railcars built prior to 1989 that were manufactured with non-normalized steel. The National Transportation Safety Board ("NTSB") issued a report in 2004 recommending that the Federal Railroad Administration ("FRA") conduct a comprehensive analysis to determine the impact resistance of pressurized tank cars built prior to 1989, use the results of that analysis to rank cars according to risk and to implement measures to eliminate or mitigate such risks. In July 2005, federal legislation was passed which requires the FRA to (1) within one year validate a predictive model to quantify the relevant dynamic forces acting on railroad tank cars under accident conditions, (2) within eighteen months initiate rulemaking to develop and implement an appropriate design standard for pressurized tank cars and (3) within one year conduct a comprehensive analysis to determine the impact resistance of steel shells of pre-1989 built pressurized tank cars. The FRA's analysis is ongoing. To date, the NTSB has not recommended that pressurized tank cars built prior to 1989 be removed from service, nor has the FRA issued any rules or orders curtailing use of these cars. The Company owns or leases approximately 4,600 pre-1989 built pressurized tank cars in North America (4% of its North American fleet).

     In December 2006, the Tank Car Committee of the Association of American Railroads ("AAR") implemented new performance standards for tank cars that transport two hazardous materials, chlorine and anhydrous ammonia, in order to reduce the probability of a release of these materials in the event of a rail accident. The Tank Car Committee is a standing committee within the AAR Safety and Operations Department and develops and publishes specifications for the design, construction, maintenance and operation of tank cars. Pursuant to these new rules, all cars transporting these materials must comply with the new performance standards by December 31, 2018. Car owners are required to submit plans to the AAR for complying with the new standards by December 31, 2008. GFC owns or leases approximately 3,200 tank cars (3% of its North American fleet) that carry these materials and, based upon management's review, GFC does not expect that the new rules will have a material impact on the Company's financial position or results of operations.

     In December 2006, the Pipeline and Hazardous Materials Administration ("PHMSA") issued a notice of proposed rulemaking to revise requirements applicable to the safe and secure transportation of hazardous materials by rail. The proposed new rules would require rail carriers to analyze safety and security risks along transportation routes, assess alternative routing options, and make routing decisions based on those assessments. The PHMSA proposal also addresses en route storage, delays in transit, delivery notification and additional security inspection requirements. Also in December 2006, the Transportation Security Administration ("TSA") issued a notice of proposed rulemaking that, among other things, requires freight carriers and certain facilities to be equipped to report location and shipping information to TSA upon request. The TSA also proposes implementation of chain of custody requirements to ensure a positive and secure exchange of specified hazardous materials. The Company does not expect adoption of the proposed PHMSA and TSA rules to have a material impact on its financial position or results of operations.

     In January 2007, the FRA announced that it had signed a Memorandum of Cooperation with industry participants in connection with the Next Generation Rail Tank Car Project, a research program intended to improve the safety of rail shipments of commodities such as toxic inhalation materials and high risk gases and liquids. The FRA is considering issuing new federal design standards for tank cars that transport hazardous materials and hopes to issue a final rule in 2008. At this time, GFC cannot reasonably determine what effect, if any, new federal design standards might have in the event such standards are adopted by the FRA.

     The Company continues to work actively with trade associations and others to participate in the legislative and regulatory process affecting the safe and secure transportation of hazardous materials by rail. At this time, the effect on GFC of the mandates made on the FRA in the legislation described above, the probability of adoption of other legislation and the resulting impact on GFC should such legislation be adopted cannot be reasonably determined.

                                    SPECIALTY

SEGMENT SUMMARY

     Specialty invests in marine assets and other long-lived industrial equipment in targeted industries. Such investments may be originated through direct or indirect channels. Specialty also manages portfolios of assets for third parties, earning management and remarketing fees. Specialty's revenues have historically fluctuated due to the uncertain timing of asset remarketing income, fees and gains from the sales of securities; however, over time lease and affiliate income are expected to comprise a greater proportion of gross income.

     The Specialty portfolio grew in 2006 due to new investments of $94.1 million, primarily in industrial equipment and marine assets. Specialty's total asset base, including off balance sheet assets, was $499.9 million at December 31, 2006 compared to $467.2 million and $518.3 million at December 31, 2005 and 2004, respectively. The run-off of Specialty's former Venture Finance portfolio was essentially completed in 2005. The estimated net book value equivalent of managed assets was $470.4 million at December 31, 2006. Prospectively, Specialty expects its owned portfolio to grow based on anticipated new investment volume.

     Components of Specialty's operating results are outlined below:


                                                       YEARS ENDED DECEMBER 31
                                                      ------------------------
                                                       2006     2005     2004
                                                      ------   ------   ------


GROSS INCOME
Lease income........................................  $ 42.0   $ 31.4   $ 29.8
Interest income on loans............................     3.6      7.7     17.6
Asset remarketing income............................    27.9     28.1     25.0
Fees................................................     3.3      3.4      5.4
Other income........................................     5.5      9.7      6.8
                                                      ------   ------   ------
  Revenues..........................................    82.3     80.3     84.6
Affiliate earnings..................................    53.4     60.0     37.5
                                                      ------   ------   ------
                                                       135.7    140.3    122.1
OWNERSHIP COSTS
Depreciation........................................     7.0      4.2      4.2
Interest expense, net...............................    16.9     16.8     23.9
Operating lease expense.............................     3.9      4.1      4.1
                                                      ------   ------   ------
                                                        27.8     25.1     32.2

                                                       YEARS ENDED DECEMBER 31
                                                      ------------------------
                                                       2006     2005     2004
                                                      ------   ------   ------

OPERATING COSTS
Maintenance expense.................................     0.1      0.8      0.8
Asset impairment charges............................     4.4      3.2      1.6
Other operating expenses............................     4.5      5.1     (4.3)
                                                      ------   ------   ------
                                                         9.0      9.1     (1.9)
                                                      ------   ------   ------
SEGMENT PROFIT......................................  $ 98.9   $106.1   $ 91.8
                                                      ======   ======   ======



COMPARISON OF YEAR ENDED DECEMBER 31, 2006 TO YEAR ENDED DECEMBER 31, 2005

SEGMENT PROFIT

     Specialty's segment profit of $98.9 million was 6.8% or $7.2 million lower than the prior year. The decrease was primarily due to lower interest income, gains from the sale of securities and affiliate earnings, and higher ownership costs. This was partially offset by significantly higher lease income in the current year. Asset remarketing income was significant in 2006 and 2005; both years included a large residual sharing fee from one managed portfolio transaction.

GROSS INCOME

     Revenues of $82.3 million were $2.0 million higher than the prior year. Lease income increased primarily due to investments in new operating assets over the past two years and higher usage rents from marine vessels. Interest income decreased $4.1 million as a result of the run-off of Venture Finance loans in 2005. Asset remarketing for both 2006 and 2005 primarily reflects gains and fees received in each period from sales of assets. Significant residual sharing fees of $14.0 million and $12.8 million were received in 2006 and 2005, respectively, related to one transaction in the managed portfolio. The timing of asset remarketing income is dependent on transactional opportunities and market conditions and is expected to be uneven in nature. Other income decreased $4.2 million primarily due to a $3.7 million gain from the sale of securities recorded in the prior year.

     Affiliate earnings of $53.4 million decreased $6.6 million primarily as a result of decreased operating earnings from the marine joint ventures, partially offset by increased remarketing gains, primarily in an aircraft engine leasing joint venture. The marine joint ventures continued to post strong earnings in 2006; however, not at the historically high levels experienced in 2005.

OWNERSHIP COSTS

     Ownership costs of $27.8 million were $2.7 million higher primarily due to depreciation on new operating assets.

OPERATING COSTS

     Asset impairment charges in both years primarily reflect the write downs of certain cost method investments. Other operating expenses include net bad debt recoveries of $3.1 million and $2.3 million in 2006 and 2005, respectively. Excluding the recoveries from both years, other operating expenses increased primarily due to higher operating expenses associated with greater marine vessel utilization.

COMPARISON OF YEAR ENDED DECEMBER 31, 2005 TO YEAR ENDED DECEMBER 31, 2004

SEGMENT PROFIT

     Specialty's segment profit of $106.1 million increased 15.6% or $14.3 million from the prior year. The increase was primarily due to the strong performance of marine affiliates and lower ownership costs. This was partially offset by lower interest income and higher operating expenses. Asset remarketing income was significant in both years; 2005 included a large residual sharing fee from one managed portfolio transaction.

GROSS INCOME

     Specialty's gross income of $140.3 million was $18.2 million higher primarily as a result of higher asset remarketing income and share of affiliate earnings, offset by lower interest and fee income. Asset remarketing income increased $3.1 million due to gains from the sale of assets from Specialty's owned portfolio as well as residual sharing fees from the sale of managed assets. The increase of $22.5 million in share of affiliates' earnings is primarily attributable to higher freight rates and vessel utilization in the marine joint ventures. The decrease of $9.9 million in interest income was the result of the run-off of Venture Finance loans in 2004 and 2005. Fee income decreased $2.0 million due to large asset management fees received in 2004.

OWNERSHIP COSTS

     Ownership costs of $25.1 million decreased $7.1 million due to lower interest expense resulting from a smaller investment portfolio and lower debt balances.

OPERATING COSTS

     Operating costs increased primarily as a result of a reversal of provision for possible losses recognized in 2004. Specialty reversed $9.4 million of provision for possible losses in 2004 compared with a reversal of $2.3 million in 2005. The reversals in both years were primarily due to favorable credit experience during the run-off of the Venture Finance portfolio, improvements in overall portfolio quality and recoveries of previously provided for bad debts. Additionally, other operating expenses increased in 2005 related to marine vessels that experienced higher utilization levels. Asset impairment charges in both years primarily reflect write downs of certain cost method investments.

                                       ASC

SEGMENT SUMMARY

     Demand for waterborne transportation on the Great Lakes remained strong across all market segments during 2006, although there were some signs of softening in the iron ore sector in the fourth quarter. Great Lakes shipments of iron ore and limestone aggregates exceeded 2005 levels, while coal shipments were slightly below previous year levels. ASC's fleet was fully utilized throughout the 2006 navigating season, with 95% of cargo carried under term contracts. Based on current market conditions and industry forecasts of future activity, ASC believes that while high steel inventory levels may result in some softening of demand for iron ore in 2007, any shortfall in iron ore demand should be offset by increased demand for other commodities.

     ASC purchased six vessels from Oglebay Norton Marine Services ("ONMS") on June 6, 2006, for $126.3 million. Included in the acquisition were a warehouse and the spare parts inventory of the acquired vessels. The vessels acquired include two 1,000-footers, three Class II steamships and one river-sized vessel. The majority of ONMS's customer contracts were assigned to ASC concurrent with the purchase, and the acquired vessels actively operated through the end of the 2006 navigation season. In addition, on the vessel acquisition date, ASC and Oglebay Norton Minerals Company, a subsidiary of ONMS entered into a ten-year transportation agreement covering the vessel delivery of approximately 4 million tons of limestone annually. In June 2005, a 1,000-foot vessel was transferred from Specialty to ASC and placed on a long-term time charter lease, which expires in 2015.

     Components of ASC's operating results are outlined below:


                                                       YEARS ENDED DECEMBER 31
                                                      ------------------------
                                                       2006     2005     2004
                                                      ------   ------   ------


GROSS INCOME
Marine operating revenues...........................  $205.6   $135.7   $110.9
Lease income........................................     4.2      2.4       --
Other income........................................      --      0.2      0.9
                                                      ------   ------   ------
                                                       209.8    138.3    111.8

                                                       YEARS ENDED DECEMBER 31
                                                      ------------------------
                                                       2006     2005     2004
                                                      ------   ------   ------

OWNERSHIP COSTS
Depreciation........................................    10.2      6.5      6.5
Interest expense, net...............................     8.1      5.1      5.1
                                                      ------   ------   ------
                                                        18.3     11.6     11.6
OPERATING COSTS
Marine operating expense............................   161.2    108.9     87.7
Asset impairment charges............................      --       --      0.2
Other operating expenses............................    (0.3)      --       --
                                                      ------   ------   ------
                                                       160.9    108.9     87.9
                                                      ------   ------   ------
SEGMENT PROFIT......................................  $ 30.6   $ 17.8   $ 12.3
                                                      ======   ======   ======



ASC'S FLEET DATA

     The following table summarizes fleet activity for ASC's Great Lakes fleet as of December 31:


                                                           2006   2005   2004
                                                           ----   ----   ----


Beginning balance........................................   12     11     11
Vessels added............................................    6      1     --
Ending balance...........................................   18     12     11


COMPARISON OF YEAR ENDED DECEMBER 31, 2006 TO YEAR ENDED DECEMBER 31, 2005

SEGMENT PROFIT

     ASC's segment profit of $30.6 million increased 71.9% or $12.8 million primarily as a result of the operating contribution generated by the six acquired vessels, a full year of income from the time charter vessel, which commenced operation in June 2005, and freight rate increases for ASC's existing fleet, partially offset by higher vessel operating and ownership costs.

GROSS INCOME

     ASC's gross income of $209.8 million increased $71.5 million primarily due to the impact of the vessel acquisition, a full year of operating revenue and lease income from the time charter vessel, higher freight rates and increased fuel surcharges. The fuel surcharges were offset by higher fuel costs in marine operating expenses.

     The six acquired vessels contributed $51.2 million of additional freight revenue. Time charter freight revenue and operating lease income increased a total of $6.4 million, reflecting a full year of operation compared to seven months of operation in 2005. Revenue generated from the balance of ASC's fleet increased $13.9 million primarily due to contractual freight rate increases and fuel surcharges.

OWNERSHIP COSTS

     ASC's ownership costs of $18.3 million increased $6.7 million primarily due to the impact of the vessel acquisitions.

OPERATING COSTS

     ASC's operating costs increased $52.0 million primarily due to higher marine operating costs as a result of the vessel acquisitions, a full year of operating expenses related to the time charter vessel and higher fuel costs. The six acquired vessels added $37.6 million of operating expenses. Time charter operating expenses increased a total of $5.1 million, reflecting a full year of operation, compared to seven months of operation in 2005. Fuel prices increased approximately 16%; however, the increased fuel costs were largely recovered through fuel surcharges. Higher vessel labor costs resulting from a new labor agreement, executed in September 2006, also contributed to the increase.

COMPARISON OF YEAR ENDED DECEMBER 31, 2005 TO YEAR ENDED DECEMBER 31, 2004

SEGMENT PROFIT

     ASC's segment profit of $17.8 million increased 44.7% or $5.5 million primarily attributable to the contribution from the time charter vessel added in June 2005 and an increase in net tons carried related to an increase in demand.

GROSS INCOME

     Marine operating revenue increased $24.8 million primarily due to fuel surcharges. The fuel surcharges are largely offset by higher fuel costs in marine operating expenses. Freight rate increases, increased net tons carried and the addition of the time charter vessel also contributed to the increase.

OWNERSHIP COSTS

     Ownership costs of $11.6 million in 2005 were comparable to the prior year.

OPERATING COSTS

     Operating costs increased $21.0 million primarily due to increased fuel costs, costs associated with the time charter vessel and increased cargo transported. The increased fuel costs were largely recovered through fuel surcharges.

ASC REGULATORY ISSUES

     ASC vessels take on ballast water when not loaded in order to ensure proper vessel control and safe operation. The United States Coast Guard has initiated a rulemaking to promulgate new federal regulations on ballast water discharge standards. The rulemaking is focusing upon, among other issues, the use of various ballast water treatment technologies designed to prevent the introduction and spread of non-indigenous aquatic species into U.S. waters. To date, no federal or state regulations have been promulgated with respect to ballast water discharge and such treatment technologies for vessels that operate solely on the Great Lakes. Accordingly, ASC cannot determine the impact such regulations would have, if enacted.

                                      OTHER

     Other is comprised of over allocated interest expense, selling, general and administrative expenses ("SG&A"), miscellaneous income and expense not directly associated with the reporting segments and eliminations.

     Components of Other are outlined below (in millions):


                                                      YEARS ENDED DECEMBER 31
                                                     -------------------------
                                                      2006     2005      2004
                                                     ------   ------   -------


Other items and eliminations.......................  $ 23.5   $ 26.7   $ 143.0
                                                     ------   ------   -------
  Gross Income.....................................  $ 23.5   $ 26.7   $ 143.0
                                                     ======   ======   =======
Unallocated Expenses
  Selling, general and administrative expenses.....  $ 98.1   $ 88.5   $  90.5
  Over allocated interest expense, net.............   (14.7)   (14.7)     (0.4)
  Other items and eliminations.....................   (24.0)   (14.9)   (141.4)
  Income taxes.....................................   107.4    100.0     114.0

GROSS INCOME

     Gross income primarily includes interest income on loan advances to GATX, which amounted to $22.9 million, $26.0 million and $23.2 million for the years ended 2006, 2005 and 2004, respectively. Gross income in 2004 also included a $68.1 million gain from the sale of an idle property and $48.4 million of insurance recoveries related to a prior litigation matter.

SG&A, OVER ALLOCATED INTEREST AND OTHER ITEMS AND ELIMINATIONS

     SG&A include support costs such as information technology, human resources, legal, tax, financial support and management costs. SG&A expenses in 2006 increased $9.6 million from 2005 primarily due to higher compensation expense, including allocated stock option expense from GATX, and higher information technology spending. SG&A expenses in 2005 decreased $2.0 million primarily as a result of the absence of depreciation on certain SG&A assets, which were fully depreciated by the end of 2004.

     As noted previously, interest expense is allocated to the segments based upon an assigned leverage ratio designed to align aggregate segment leverage with the Parent Company's consolidated leverage. Over allocated interest represents the amount by which interest expense allocated to the segments (which may reflect interest expense incurred at the Parent Company) exceeds GFC's consolidated interest expense (net of interest income, which is reported on a net basis with interest expense). Over allocated interest in 2006 approximated 2005 amounts and was marginally impacted by higher interest income on the net cash proceeds received from the sale of Air in November. The lower level of over allocated interest in 2004 was primarily due to excess liquidity carried throughout the year.

     Other items include interest income on loan advances to GATX and the previously discussed gains in 2004. Excluding the effects of such items, the difference in the expense among the three years was primarily due to $11.9 million of debt extinguishment costs recognized in 2005. Eliminations were immaterial for all periods presented.

INCOME TAXES

     GFC's effective income tax rate from continuing operations in 2006 of 33.8% was impacted by a $5.9 million deferred tax benefit recognized in connection with a statutory rate change enacted in Canada. GFC's effective tax rate in 2005 of 37.5% was impacted by $9.9 million of taxes related to the repatriation of foreign subsidiary earnings. To take advantage of the one-time dividends received deduction in the American Jobs Creation Act of 2004, GFC repatriated $94.5 million of foreign earnings in 2005. Partially offsetting the repatriation expense was a tax benefit of $6.6 million recognized in 2005 in connection with costs related to the termination of a structured financing. GFC's effective tax rate of 36.2% in 2004 was impacted primarily by deferred tax reductions of $2.4 million due to lower rates enacted in foreign jurisdictions. Excluding the impacts of the items noted herein from all years, GFC's effective tax rate from continuing operations would have been 35.6%, 36.3% and 37.0% for 2006, 2005 and 2004, respectively.

     See Note 13 to the consolidated financial statements for additional information about income taxes.

                             DISCONTINUED OPERATIONS

     In 2006, GFC agreed to sell the majority of its aircraft leasing business to Macquarie Aircraft Leasing Limited ("MALL"). The sale was completed in two stages: the sale of the wholly owned aircraft closed on November 30, 2006, and the sale of the partnered aircraft closed on January 17, 2007. Separately in 2006, GFC sold 26 wholly owned and partnered aircraft and its interest in Pembroke Group, a 50% owned aircraft leasing affiliate. These events resulted in the disposition of GFC's aircraft leasing operation (formerly the "Air" segment). Accordingly, Air has been segregated and classified as discontinued operations for all periods presented. In 2004, GFC completed the sale of the assets of its former Technology segment ("Technology") with $291.5 million of related nonrecourse debt assumed by the acquirer. Financial data for Technology has also been segregated and reported as discontinued operations for all periods presented.

     GFC had been in the commercial aircraft leasing business since 1968, building a valuable operating lease platform and portfolio of aircraft. GFC believes that, relative to competitors in the industry, its lower scale and higher cost of capital resulted in a competitive disadvantage and that the sale of the Air business will enable it to realize greater value for its shareholders than could have been realized from continuing to own and operate the business. Gross proceeds from these sales in 2006 totaled $1.3 billion, of which approximately $0.8 billion was used to retire debt and pay transaction costs. The remaining proceeds are expected to be used to fund new investments in rail, marine and industrial assets.

     The following table summarizes certain operating data for Discontinued Operations (in millions).


                                                      YEARS ENDED DECEMBER 31
                                                     -------------------------
                                                      2006      2005     2004
                                                     ------   -------   ------


Revenues...........................................  $133.5   $ 133.9   $206.6
(Loss) income before taxes.........................    (8.9)   (198.7)    22.9
Income (loss) from operations, net of taxes........    32.1      (0.5)    21.4
Loss on disposal of segment, net of taxes..........   (70.9)   (119.4)    (7.2)
                                                     ------   -------   ------
Net (loss) income from discontinued operations.....  $(38.8)  $(119.9)  $ 14.2
                                                     ======   =======   ======



     GFC's loss on disposals of wholly owned and partnered aircraft was comprised of $60.3 million ($70.9 million after tax) of losses realized on dispositions in 2006 and impairment charges of $196.4 million ($119.4 million after tax) recorded in 2005. Taxes associated with the disposals include an estimated expense of $37.2 million related to the recapture of previously deducted foreign losses related to GFC's interests in certain foreign affiliates.

     Results of discontinued operations reflect directly attributable revenues and expenses, ownership, operating, interest and SG&A expenses, and income taxes. Results also reflect intercompany allocations for interest and certain SG&A expenses. Interest expense allocated was $16.4 million, $26.7 million and $21.0 million for 2006, 2005 and 2004, respectively. Interest was allocated consistent with GFC's risk adjusted approach for continuing operations. SG&A allocated was $6.1 million, $6.9 million and $12.1 million for 2006, 2005 and 2004, respectively. SG&A was allocated based on management's best estimate and judgment of the direct cost of support services provided to discontinued operations and amounts allocated approximate the amounts expected to be eliminated from continuing operations.

     See Note 18 to the consolidated financial statements for additional information about discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

     GFC's operations fund investments and meet debt, lease and dividend obligations through cash from continuing operating activities, portfolio proceeds (including proceeds from asset sales), commercial paper issuances, committed revolving credit facilities and the issuance of secured and unsecured debt. GFC utilizes both domestic and international capital markets and banks.

     Principal sources and uses of cash for continuing operations were as follows for the years ended December 31 (in millions):


                                                    2006        2005        2004
                                                 ---------   ---------   ---------


PRINCIPAL SOURCES OF CASH
Net cash provided by operating activities......  $   376.5   $   300.1   $   340.0
Portfolio proceeds.............................      122.7       166.5       307.7
Proceeds from sale-leaseback...................         --       201.3          --
Proceeds from other asset sales................       24.8        46.0       129.6
Proceeds from issuance of debt.................      572.4       549.5        20.5
                                                 ---------   ---------   ---------
                                                 $ 1,096.4   $ 1,263.4   $   797.8
                                                 =========   =========   =========
PRINCIPAL USES OF CASH
Portfolio investments and capital additions....  $  (755.4)  $  (498.7)  $  (533.2)
Repayments of debt.............................     (389.9)     (666.8)     (346.7)
Loan advances to GATX..........................      (94.7)      (97.9)      (46.3)
Purchase of leased in assets...................     (260.9)         --          --
Payments on capital lease obligations..........      (10.8)      (16.8)      (21.6)
Cash dividends.................................      (59.2)      (73.3)     (106.9)
                                                 ---------   ---------   ---------
                                                 $(1,570.9)  $(1,353.5)  $(1,054.7)
                                                 =========   =========   =========



CASH FLOWS OF DISCONTINUED OPERATIONS

     Net cash provided by discontinued operations of $558.7 million in 2006 consisted primarily of $1.3 billion of proceeds received from the Air disposal transactions partially offset by $796.0 million of related debt prepayments.

CREDIT FACILITIES

     In 2005, GFC entered into a five-year $525.0 million senior unsecured revolving credit facility. The facility was amended in December 2006 to add GATX as a guarantor of GFC's obligations under the facility and also to change the financial covenants contained therein such that they are based on GATX's financial statements rather than GFC's.

     At December 31, 2006, availability under the credit facility was $510.4 million, with $14.6 million of letters of credit issued and backed by the facility. This facility along with commercial paper issuances are the primary sources of cash used to fund daily operations. This short-term debt is paid down using cash flow from operations or proceeds from long-term debt issuances. The facility also backs up the commercial paper issuances.

RESTRICTIVE COVENANTS

     GATX is subject to various restrictive covenants, including requirements to maintain a defined net worth, a fixed charge coverage ratio and an asset coverage test. GFC is also subject to various restrictive covenants, and certain negative pledge provisions. GFC does not anticipate any covenant violation in the credit facility, bank financings, or indenture, or other financings, nor does GFC anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

DEBT FINANCING

     During 2006, all of GATX's debt issuances were through GFC and its subsidiaries. As of December 31, 2006, GFC had a shelf registration for $1.0 billion of debt securities and pass through certificates, of which $696.5 million of senior unsecured notes had been issued.

     See Note 11 to the consolidated financial statements for detailed information on GFC's credit facilities, debt obligations and related restrictive covenants.

CREDIT RATINGS

     The availability of GFC's funding options may be affected by certain factors including the global capital market environment and outlook as well as GFC's financial performance. Access to capital markets at competitive rates is dependent on GFC's credit rating and rating outlook, as determined by rating agencies such as Standard & Poor's (S&P) and Moody's Investor Service (Moody's). During 2006, S&P upgraded its credit rating on GFC's long-term unsecured debt to BBB from BBB- and changed the rating outlook to stable. Also, S&P's credit rating for short-term unsecured debt was upgraded to A-2 from A-3. Subsequent to December 31, 2006, S&P further upgraded its credit rating on GFC's long-term unsecured debt to BBB+. During 2006, Moody's upgraded its rating on GFC's long-term unsecured debt to Baa1 from Baa3. Moody's also upgraded the credit rating for short-term unsecured debt to P-2 from P-3.

2007 LIQUIDITY POSITION

     GFC expects that it will be able to meet its contractual obligations for 2007 through a combination of projected cash from continuing operations, portfolio proceeds and its revolving credit facilities, as well as available cash.

OFF BALANCE SHEET ARRANGEMENTS AND OTHER CONTINGENCIES

Contractual Commitments

     At December 31, 2006, GFC's contractual commitments, including debt maturities, lease payments, and unconditional purchase obligations were (in millions):


                                                     PAYMENTS DUE BY PERIOD
                               ------------------------------------------------------------------
                                 TOTAL     2007     2008     2009     2010     2011    THEREAFTER
                               --------   ------   ------   ------   ------   ------   ----------


Debt(a)......................  $1,893.5   $ 61.1   $206.8   $386.9   $254.9   $220.9    $  762.9
Bank credit facilities.......      22.4     22.4       --       --       --       --          --
Capital lease obligations....      72.8     10.0      9.4      9.6      7.2      5.9        30.7
Operating
  leases -- recourse.........   1,427.8    127.1    127.2    127.2    130.4    113.8       802.1
Operating
  leases -- nonrecourse......     520.2     41.7     38.9     41.0     42.2     42.2       314.2
Unconditional purchase
  obligations................     522.3    310.2    124.7     87.4       --       --          --
                               --------   ------   ------   ------   ------   ------    --------
                               $4,459.0   $572.5   $507.0   $652.1   $434.7   $382.8    $1,909.9
                               ========   ======   ======   ======   ======   ======    ========



--------

   (a) Excludes fair value of debt derivatives of $2.0 million which does not represent a contractual commitment with a fixed amount or maturity date.

Unconditional Purchase Obligations

     At December 31, 2006, GFC's unconditional purchase obligations of $522.3 million were primarily for railcars to be acquired during the period of 2007 through 2009.

     At December 31, 2006, GFC's unconditional purchase obligations by segment were (in millions):


                                                  PAYMENTS DUE BY PERIOD
                               -----------------------------------------------------------
                                TOTAL    2007     2008     2009   2010   2011   THEREAFTER
                               ------   ------   ------   -----   ----   ----   ----------


Rail.........................  $429.8   $217.7   $124.7   $87.4    $--    $--       $--
Specialty....................    92.5     92.5       --      --     --     --        --
                               ------   ------   ------   -----    ---    ---       ---
                               $522.3   $310.2   $124.7   $87.4    $--    $--       $--
                               ======   ======   ======   =====    ===    ===       ===


Future cash inflows

     The Company's primary projected cash inflow commitments arising from minimum future lease receipts from finance leases, net of debt payments for leveraged leases, and minimum future rental receipts from noncancelable operating leases as of December 31, 2006 were as follows (in millions):


                                      PROJECTED CASH INFLOW COMMITMENTS BY PERIOD
                          ------------------------------------------------------------------
                            TOTAL     2007     2008     2009     2010     2011    THEREAFTER
                          --------   ------   ------   ------   ------   ------   ----------


Finance leases..........  $  549.2   $ 51.7   $ 39.2   $ 42.5   $ 37.1   $ 41.2     $337.5
Operating leases........   2,663.1    733.0    561.5    435.7    314.3    196.4      422.2
                          --------   ------   ------   ------   ------   ------     ------
Total...................  $3,212.3   $784.7   $600.7   $478.2   $351.4   $237.6     $759.7
                          ========   ======   ======   ======   ======   ======     ======



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

     Asset residual value guarantees represent GFC's commitment to third parties that an asset or group of assets will be worth a specified amount at the end of a lease term. Approximately 36% of the Company's asset residual value guarantees are related to rail equipment. Based on known facts and current market conditions, management does not believe that the asset residual value guarantees will result in any negative financial impact to GFC. Historically, gains associated with the residual value guarantees have exceeded any losses incurred. GFC believes these asset residual value guarantees will likely generate future income in the form of fees and residual sharing proceeds.

     Lease payment guarantees represent GFC's guarantees to financial institutions of finance and operating lease payments to unrelated parties in exchange for a fee.

     Other guarantees consists of GFC's indemnification of Airbus Industrie ("Airbus") related to the dissolution of Flightlease Holdings Limited ("FHG") and the allocation by Airbus of $77.8 million of pre-delivery payments to GFC towards the purchase of aircraft in 2001. These pre-delivery payments are also the subject of litigation as discussed in Item 3. Legal Proceedings. No liability has been recorded with respect to this indemnification as GFC believes that the likelihood of having to perform under the indemnity is remote.

     GFC and its subsidiaries are also parties to standing letters of credit and bonds primarily related to workers' compensation and general liability insurance coverages. No material claims have been made against these obligations. At December 31, 2006, GFC does not expect any material losses to result from these off balance sheet instruments because performance is not anticipated to be required.

     GFC's commercial commitments for continuing operations at December 31, 2006 were (in millions):


                                             AMOUNT OF COMMITMENT EXPIRATION BY PERIOD
                                   ------------------------------------------------------------
                                    TOTAL    2007     2008     2009    2010   2011   THEREAFTER
                                   ------   ------   ------   -----   -----   ----   ----------


Affiliate guarantees.............  $ 24.2   $  3.0   $  3.0   $ 2.2   $ 2.8   $ --      $13.2
Asset residual value guarantees..   144.5     16.9     19.9    29.1    12.3    6.1       60.2
Lease payment guarantees.........    20.8       --       --      --      --     --       20.8
Loan payment guarantee -- GATX
  convertible debt...............   249.3    124.3    125.0      --      --     --         --
Other guarantees(a)..............    77.8       --       --      --      --     --         --
                                   ------   ------   ------   -----   -----   ----      -----
Guarantees.......................   516.6    144.2    147.9    31.3    15.1    6.1       94.2
Standby letters of credit and
  bonds..........................    15.8     15.8       --      --      --     --         --
                                   ------   ------   ------   -----   -----   ----      -----
                                   $532.4   $160.0   $147.9   $31.3   $15.1   $6.1      $94.2
                                   ======   ======   ======   =====   =====   ====      =====



--------

   (a) No specific maturity date.

     Subsequent to December 31, 2006, GFC provided a guarantee for future lease payments under a lease agreement assumed by the buyer of the Air business. The guarantee covers lease payments totaling $52.4 million payable during the years 2007 -- 2019.

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

     The Company considers the following as critical accounting policies:

- Operating assets and facilities -- Operating assets and facilities are stated principally at historical cost. Assets acquired under capital leases are included in operating assets and the related obligations are recorded as liabilities. Provisions for depreciation include the amortization of the cost of capital lease assets. Operating assets and facilities are depreciated using the straight-line method to an estimated residual value. Depending on the asset, depreciable term may be either the estimated useful life of the asset or the lease term. The Company periodically reviews the appropriateness of depreciable lives and residual values based on physical and economic factors, as well as existing market conditions.

- Impairment of long-lived assets -- In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, GFC performs a review for impairment of long-lived assets, such as operating assets and facilities, whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. GFC measures recoverability of assets to be held and used by comparing the carrying amount of an asset to estimated future net cash flows expected to be generated by it. Estimated future cash flows are based on a number of assumptions including lease rates, lease term, operating costs, life of the asset and disposition proceeds. If such assets are determined to be impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the assets exceeds estimated fair value. Fair value is based on internal estimates supplemented with independent appraisals and/or market comparables when available and appropriate. Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less selling costs.

- Impairment of investments in affiliated companies -- In accordance with Accounting Principles Board Opinion ("APB") No. 18, The Equity Method of Accounting for Investments in Common Stock, GFC reviews the carrying amount of its investments in affiliates annually, or whenever events or changes in circumstances indicate that a decline in value may have occurred.

     If management determines that indicators of impairment are present for an investment, an analysis is performed to estimate the fair value of that investment. Management defines fair value, for purposes of this policy, as the price that would be received for an investment in a current transaction between a willing buyer and seller. While quoted prices in active markets provide the best evidence of fair value, an active market does not exist for the majority of our affiliate investments. Thus, an estimate of their fair value must be made. Some examples of acceptable valuation techniques that GFC may use to estimate fair value are discounted cash flows at the investee level, capitalized earnings or the present value of expected distributable cash from the investee. Additionally, price/earnings ratios based on comparable businesses may also be acceptable in certain circumstances. Other valuation techniques that are appropriate for the particular circumstances of the affiliate and for which sufficient data are available may also be used.

     Once an estimate of fair value is made, it is compared to the investment's carrying value. If the investment's estimated fair value is less than its carrying value, then the investment is deemed impaired. If an investment is deemed impaired, then a determination is made as to whether the impairment is other-than-temporary. Factors that management considers in making this determination include expected operating results for the near future, the length of the economic life cycle of the underlying assets of the investee and the ability of GFC to hold the investment through the end of the underlying assets' useful life. Anticipated actions that are probable of being taken by investee management that may improve its business prospects are also considered.

     If management reasonably determines an investment to be only temporarily impaired, no impairment loss is recorded. Alternatively, if management determines that an investment is impaired on an other-than-temporary basis, a loss equal to the difference between the estimated fair value of the investment and its carrying value is recorded in the period of identification.

- Impairment of goodwill -- In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, GFC reviews the carrying amount of its recorded goodwill annually or in interim periods if circumstances indicate a potential impairment. The impairment review is performed at the reporting unit level, which is one level below an operating segment. The goodwill impairment test is a two-step process and requires management to make certain judgments in determining what assumptions to use in the calculation. The first step in the process consists of estimating the fair value of each reporting unit based on a discounted cash flow model using revenue and profit forecasts. Management then compares its estimate of the fair value of the reporting unit with the reporting unit's carrying amount, which includes goodwill. If the estimated fair value is less than the carrying amount, an additional step is performed that compares the implied fair value of the reporting unit's goodwill with the carrying amount of the goodwill. The determination of a reporting unit's implied fair value of the goodwill requires management to allocate the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the implied fair value of the goodwill. To the extent that the carrying amount of the goodwill exceeds its implied fair value, an impairment loss is recorded in the period of identification.

- Income Taxes -- GFC evaluates the need for a deferred tax asset valuation allowance by assessing the likelihood of whether deferred tax assets, will be realized in the future. The assessment of whether a valuation allowance is required involves judgment, including the forecast of future taxable income and the evaluation of tax planning initiatives, if applicable.

     Taxes have not been provided on undistributed earnings of foreign subsidiaries as the Company has historically maintained that undistributed earnings of its foreign subsidiaries and affiliates were intended to be permanently reinvested in those foreign operations. If, in the future, these earnings are repatriated to the U.S., or if the Company expects such earnings will be remitted in the foreseeable future, a provision for additional taxes would be required.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     In the normal course of business, GFC is exposed to interest rate and foreign currency exchange rate risks that could impact results of its operations. To manage these risks, GFC, pursuant to authorized policies, may enter into certain derivative transactions, principally interest rate swaps, Treasury note derivatives and currency forwards and swaps. These instruments and other derivatives are entered into only for hedging existing underlying exposures. GFC does not hold or issue derivative financial instruments for speculative purposes.

     Interest Rate Exposure -- GFC's interest expense is affected by changes in interest rates, primarily LIBOR, as a result of its use of variable rate debt instruments. GFC generally manages its variable rate debt instruments in relation to its variable rate investments. Based on GFC's variable rate debt instruments at December 31, 2006, and giving affect to related derivatives, a hypothetical increase in market interest rates of 100 basis points would cause an increase in interest expense of $2.9 million after-tax in 2007. Comparatively, at December 31, 2005, a hypothetical 100 basis point increase in interest rates would have resulted in a $10.4 million increase in after-tax interest expense in 2006. The decrease in sensitivity to interest rates is primarily due to the repayment of variable rate debt resulting from the sale of the former Air segment, which is reported as discontinued operations. Excluding variable rate liabilities related to the Air segment at December 31, 2005, a 100 basis point increase in interest rates would have resulted in an increase in after-tax interest expense of approximately $4.3 million in 2006.

     Functional Currency/Reporting Currency Exchange Rate Exposure -- GFC conducts operations in foreign countries, principally Poland, Germany, Austria and Canada. As a result, changes in the value of the U.S. dollar as compared to foreign currencies, primarily the Canadian dollar, Euro and Polish zloty, would affect GFC's reported earnings when they are converted to U.S. dollars upon consolidation. Based on earnings from continuing operations in 2006, a uniform and hypothetical 10% strengthening in the U.S. dollar versus applicable foreign currencies would decrease after-tax income from continuing operations in 2007 by approximately $7.3 million. Comparatively, at December 31, 2005, a uniform and hypothetical 10% increase in the U.S. dollar versus applicable foreign currencies would have resulted in a decrease in after-tax income from continuing operations in 2006 of approximately $4.0 million. GFC generally hedges material non-functional currency assets and liabilities with currency forwards and swaps, largely eliminating the effect on income of changes in foreign exchange rates on these balances.

     The interpretation and analysis of the results from the hypothetical changes to interest rates and currency exchange rates should not be considered in isolation; such changes would typically have corresponding offsetting effects. For example, offsetting effects are present to the extent that floating rate debt is associated with floating rate assets, including cash and cash equivalents. Changes in interest rates and foreign exchange rates can also have an effect on the demand and relative price for services provided by GFC domestically and internationally.

     Equity Price Exposure -- GFC also has equity price risk inherent in stock and warrants of companies in which it has invested. At December 31, 2006, the fair values of the stock and warrants were $0.7 million and $1.2 million, respectively. The hypothetical change in value resulting from a 10% sensitivity test would not be material to GFC's results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of GATX Financial Corporation

     We have audited the accompanying consolidated balance sheets of GATX Financial Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholder's equity, cash flows, and comprehensive income for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GATX Financial Corporation and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of GATX Financial Corporation's internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007 expressed an unqualified opinion thereon.

                                  /s/ Ernst & Young LLP

Chicago, Illinois
March 1, 2007

                   GATX FINANCIAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                    DECEMBER 31
                                                               ---------------------
                                                                  2006        2005
                                                               ---------   ---------
                                                                    IN MILLIONS


ASSETS
CASH AND CASH EQUIVALENTS....................................  $   195.6   $   105.7
RESTRICTED CASH..............................................       48.0        53.1
RECEIVABLES
Rent and other receivables...................................      102.4        81.2
Finance leases...............................................      402.6       313.6
Loans........................................................       36.0        37.3
Less: allowance for possible losses..........................       (9.6)      (12.7)
                                                               ---------   ---------
                                                                   531.4       419.4
OPERATING ASSETS AND FACILITIES
Rail.........................................................    4,352.4     3,728.1
Specialty....................................................      113.6        90.8
ASC..........................................................      361.2       234.4
Less: allowance for depreciation.............................   (1,798.0)   (1,741.6)
                                                               ---------   ---------
                                                                 3,029.2     2,311.7
DUE FROM GATX CORPORATION....................................         --       393.2
INVESTMENTS IN AFFILIATED COMPANIES..........................      291.9       283.9
GOODWILL.....................................................       92.8        86.0
OTHER ASSETS.................................................      151.9       166.0
ASSETS OF DISCONTINUED OPERATIONS............................      232.2     1,706.8
                                                               ---------   ---------
TOTAL ASSETS.................................................  $ 4,573.0   $ 5,525.8
                                                               =========   =========

LIABILITIES AND SHAREHOLDER'S EQUITY
ACCOUNTS PAYABLE AND ACCRUED EXPENSES........................  $   229.6   $   133.7
DEBT
Commercial paper and bank credit facilities..................       22.4        57.0
Recourse.....................................................    1,888.8     2,415.4
Nonrecourse..................................................        2.7        37.7
Capital lease obligations....................................       51.5        62.5
                                                               ---------   ---------
                                                                 1,965.4     2,572.6
DEFERRED INCOME TAXES........................................      695.0       665.7
OTHER LIABILITIES............................................      249.3       258.6
LIABILITIES OF DISCONTINUED OPERATIONS.......................         --       126.3
                                                               ---------   ---------
TOTAL LIABILITIES............................................    3,139.3     3,756.9
SHAREHOLDER'S EQUITY
Preferred stock ($1.00 par value, 2,000,000 authorized,
  1,027,250 shares of Series A Convertible Preferred Stock
  issued and outstanding as of December 31, 2006 and 2005)...      125.0       125.0
Common stock ($1.00 par value, 4,000,000 authorized,
  1,051,250 shares issued and outstanding as of December 31,
  2006 and 2005).............................................        1.1         1.1
Additional paid in capital...................................      569.1       569.1
Retained earnings............................................      696.4     1,071.7
Accumulated other comprehensive income.......................       42.1         2.0
                                                               ---------   ---------
TOTAL SHAREHOLDER'S EQUITY...................................    1,433.7     1,768.9
                                                               ---------   ---------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY...................  $ 4,573.0   $ 5,525.8
                                                               =========   =========




The accompanying notes are an integral part of these consolidated financial statements.

                   GATX FINANCIAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME



                                                            YEAR ENDED DECEMBER 31
                                                        ------------------------------
                                                          2006       2005       2004
                                                        --------   --------   --------
                                                                  IN MILLIONS


GROSS INCOME
Lease income..........................................  $  826.2   $  763.2   $  689.3
Marine operating revenue..............................     205.6      135.7      110.9
Interest income on loans..............................       3.6        8.1       17.6
Asset remarketing income..............................      47.6       41.4       33.2
Fees..................................................       4.9        5.1        9.4
Other.................................................      88.0      100.0      208.9
                                                        --------   --------   --------
  Revenues............................................   1,175.9    1,053.5    1,069.3
Share of affiliates' earnings.........................      76.1       73.7       54.1
                                                        --------   --------   --------
TOTAL GROSS INCOME....................................   1,252.0    1,127.2    1,123.4
OWNERSHIP COSTS
Depreciation..........................................     163.3      142.8      134.9
Interest expense, net.................................     108.9       85.1      105.6
Operating lease expense...............................     166.6      180.0      169.8
                                                        --------   --------   --------
TOTAL OWNERSHIP COSTS.................................     438.8      407.9      410.3
OTHER COSTS AND EXPENSES
Maintenance expense...................................     201.8      194.1      187.6
Marine operating expenses.............................     161.2      108.9       87.7
Selling, general and administrative...................      98.1       88.5       90.5
Asset impairment charges..............................       5.5        6.2        3.0
Other.................................................      28.6       55.1       29.4
                                                        --------   --------   --------
TOTAL OTHER COSTS AND EXPENSES........................     495.2      452.8      398.2
                                                        --------   --------   --------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES...............................................     318.0      266.5      314.9
INCOME TAXES..........................................     107.4      100.0      114.0
                                                        --------   --------   --------
INCOME FROM CONTINUING OPERATIONS.....................     210.6      166.5      200.9
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF
  TAXES...............................................     (38.8)    (119.9)      14.2
                                                        --------   --------   --------
NET INCOME............................................  $  171.8   $   46.6   $  215.1
                                                        ========   ========   ========




The accompanying notes are an integral part of these consolidated financial statements.

                   GATX FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                              YEAR ENDED DECEMBER 31
                                                           ----------------------------
                                                             2006       2005      2004
                                                           --------   -------   -------
                                                                    IN MILLIONS


OPERATING ACTIVITIES
Net income...............................................  $  171.8   $  46.6   $ 215.1
Less: (Loss) income from discontinued operations.........     (38.8)   (119.9)     14.2
                                                           --------   -------   -------
Income from continuing operations........................     210.6     166.5     200.9
Adjustments to reconcile income from continuing
  operations to net cash provided by operating activities
  of continuing operations:
  Gains on sales of assets and securities................     (22.3)    (41.0)   (106.5)
  Depreciation...........................................     170.5     150.6     144.9
  Reversal of provision for possible losses..............      (2.1)     (2.8)    (13.1)
  Asset impairment charges...............................       5.5       6.2       3.0
  Deferred income taxes..................................      87.8      74.1     126.2
  Share of affiliates' earnings, net of dividends........     (39.9)    (33.5)    (23.3)
  Current income taxes...................................       3.5      10.3      58.1
  Decrease in operating lease payable....................     (16.5)    (17.2)     (2.8)
  Decrease (increase) in prepaid pension.................      (0.3)     (1.0)    (12.9)
  Other..................................................     (20.3)    (12.1)    (34.5)
                                                           --------   -------   -------
     Net cash provided by operating activities of
       continuing operations.............................     376.5     300.1     340.0
INVESTING ACTIVITIES
Additions to operating assets, net of nonrecourse
  financing for leveraged leases, and facilities.........    (726.0)   (399.8)   (480.5)
Loans extended...........................................     (19.2)       --     (14.2)
Investments in affiliates................................      (8.2)    (24.9)     (5.6)
Other....................................................      (2.0)    (74.0)    (32.9)
                                                           --------   -------   -------
  Portfolio investments and capital additions............    (755.4)   (498.7)   (533.2)
Purchases of leased in assets............................    (260.9)       --        --
Portfolio proceeds.......................................     122.7     166.5     307.7
Transfer of assets to GATX Corporation...................        --        --     (11.1)
Proceeds from sale-leaseback.............................        --     201.3        --
Proceeds from sales of other assets......................      24.8      46.0     129.6
Net decrease in restricted cash..........................       0.6       6.4       0.4
Other....................................................      (0.5)      5.3       1.0
                                                           --------   -------   -------
  Net cash used in investing activities of continuing
     operations..........................................    (868.7)    (73.2)   (105.6)
FINANCING ACTIVITIES
Proceeds from issuances of debt (original maturities
  longer than 90 days)...................................     572.4     549.5      20.5
Repayments of debt (original maturities longer than 90
  days)..................................................    (355.2)   (654.0)   (404.5)
Net (decrease) increase in debt with original maturities
  of 90 days or less.....................................     (34.7)    (12.8)     57.8
Payments on capital lease obligations....................     (10.8)    (16.8)    (21.6)
Equity contributions from GATX Corporation...............        --      47.6        --
Advances to GATX Corporation.............................     (94.7)    (97.9)    (46.3)
Cash dividends...........................................     (59.2)    (73.3)   (106.9)
Other....................................................       3.6     (22.5)     (0.4)
                                                           --------   -------   -------
  Net cash provided by (used in) financing activities of
     continuing operations...............................      21.4    (280.2)   (501.4)
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS....       2.0      (1.4)      2.9
CASH FLOWS OF DISCONTINUED OPERATIONS (SEE NOTE 18)
  Net cash provided by operating activities..............      91.4      97.0     131.7
  Net cash provided by investing activities..............   1,263.3      82.7      39.8
  Net cash used in financing activities..................    (796.0)    (82.4)    (55.5)
                                                           --------   -------   -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
  DURING THE PERIOD......................................      89.9      42.6    (148.1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.........     105.7      63.1     211.2
CASH AND CASH EQUIVALENTS AT END OF PERIOD...............  $  195.6   $ 105.7   $  63.1
                                                           ========   =======   =======
NON-CASH TRANSACTION
Non-cash distribution to Parent Company..................  $  487.9   $    --   $    --
                                                           ========   =======   =======



The accompanying notes are an integral part of these consolidated financial statements.

                   GATX FINANCIAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY


                                                                                  ACCUMULATED
                                                                                     OTHER
                                    PREFERRED   COMMON   ADDITIONAL   RETAINED   COMPREHENSIVE
                                      STOCK      STOCK     CAPITAL    EARNINGS       INCOME        TOTAL
                                    ---------   ------   ----------   --------   -------------   --------
                                                                 IN MILLIONS


Balance at December 31, 2003......    $125.0     $1.0      $521.6     $  990.2       $(27.5)     $1,610.3
Comprehensive income:
  Net income......................                                       215.1                      215.1
  Foreign currency translation
     gain.........................                                                     55.5          55.5
  Unrealized gain on securities...                                                      2.2           2.2
  Unrealized loss on derivatives..                                                     (1.6)         (1.6)
                                                                                                 --------
Comprehensive income..............                                                                  271.2
Dividends declared................                                      (106.9)                    (106.9)
                                      ------     ----      ------     --------       ------      --------
Balance at December 31, 2004......    $125.0     $1.0      $521.6     $1,098.4       $ 28.6      $1,774.6
Comprehensive income:
  Net income......................                                        46.6                       46.6
  Foreign currency translation
     loss.........................                                                    (37.3)        (37.3)
  Unrealized loss on securities...                                                     (3.1)         (3.1)
  Unrealized gain on derivatives..                                                     13.8          13.8
                                                                                                 --------
Comprehensive income..............                                                                   20.0
Capital contribution..............                0.1        47.5                                    47.6
Dividends declared................                                       (73.3)                     (73.3)
                                      ------     ----      ------     --------       ------      --------
Balance at December 31, 2005......    $125.0     $1.1      $569.1     $1,071.7       $  2.0      $1,768.9
Comprehensive income:
  Net income......................                                       171.8                      171.8
  Foreign currency translation
     gain.........................                                                     33.1          33.1
  Unrealized loss on securities...                                                     (1.2)         (1.2)
  Unrealized gain on derivatives..                                                      8.2           8.2
                                                                                                 --------
Comprehensive income..............                                                                  211.9
Dividends declared................                                      (547.1)                    (547.1)
                                      ------     ----      ------     --------       ------      --------
Balance at December 31, 2006......    $125.0     $1.1      $569.1     $  696.4       $ 42.1      $1,433.7
                                      ======     ====      ======     ========       ======      ========




The accompanying notes are an integral part of these consolidated financial statements.

                   GATX FINANCIAL CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME



                                                             YEAR ENDED DECEMBER 31
                                                            ------------------------
                                                             2006     2005     2004
                                                            ------   ------   ------
                                                                   IN MILLIONS


Net income................................................  $171.8   $ 46.6   $215.1
Other comprehensive income (loss), net of tax:
  Foreign currency translation gain (loss)................    33.1    (37.3)    55.5
  Unrealized (loss) gain on securities....................    (1.2)    (3.1)     2.2
  Unrealized gain (loss) on derivative instruments........     8.2     13.8     (1.6)
                                                            ------   ------   ------
Other comprehensive income (loss).........................    40.1    (26.6)    56.1
                                                            ------   ------   ------
COMPREHENSIVE INCOME......................................  $211.9   $ 20.0   $271.2
                                                            ======   ======   ======




The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  DESCRIPTION OF BUSINESS

     GATX Financial Corporation ("GFC" or the "Company") is a wholly owned subsidiary of GATX Corporation ("GATX" or the "Parent Company). GFC leases, manages, operates, and invests in long-lived, widely used assets in the rail, marine and industrial equipment markets. Headquartered in Chicago, Illinois, GFC has three financial reporting segments: Rail, Specialty and American Steamship Company ("ASC").

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

     Consolidation -- The consolidated financial statements include the accounts of GFC and its wholly owned subsidiaries. Investments in affiliated companies (discussed herein) are not consolidated. The consolidated financial statements reflect the operations of the former Air and Technology segments as discontinued operations for all periods presented. GFC has ownership interests in certain investments that are considered Variable Interest Entities ("VIEs") in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46R, Consolidation of Variable Interest Entities ("FIN 46R"). GFC does not believe it is the primary beneficiary with respect to any of the VIEs. As a result, GFC does not consolidate these entities.

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

     Reclassification -- Certain amounts in the 2005 and 2004 financial statements have been reclassified to conform to the 2006 presentation.

     Cash and Cash Equivalents -- GFC considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     Restricted cash -- Restricted cash represents cash and cash equivalents that are restricted as to withdrawal and usage. GFC's restricted cash primarily relates to amounts maintained, as required by contract, for three wholly owned bankruptcy remote, special-purpose corporations.

     Loans -- GFC records loans at the principal amount outstanding plus accrued interest. The loan portfolio is reviewed regularly and a loan is classified as impaired when it is probable that GFC will be unable to collect all amounts due under the loan agreement. Since most loans are collateralized, impairment is generally measured as the amount by which the carrying value of the loan exceeds expected payments plus the fair value of the underlying collateral. Generally, interest income is not recognized on impaired loans until the loan has been paid up to contractually current status or as conditions warrant.

     Operating Assets and Facilities -- Operating assets and facilities are stated principally at cost. Assets acquired under capital leases are included in operating assets and the related obligations are recorded as liabilities. Provisions for depreciation include the amortization of capital lease assets. Operating assets and facilities are depreciated over their estimated useful lives or lease terms to estimated residual values using the straight-line method. The estimated useful lives of depreciable assets are as follows:



Railcars....................................................  30 - 38 years
Reconditioned locomotives...................................  10 - 20 years
Buildings...................................................  40 - 50 years
Leasehold improvements......................................   5 - 40 years
Marine vessels..............................................  40 - 50 years


     Impairment of Long-Lived Assets -- A review for impairment of long-lived assets, such as operating assets and facilities, is performed whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If an asset is determined to be impaired, the impairment loss to be recognized is the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of are classified as held for sale and reported at the lower of their carrying amount or fair value less costs to sell.

     Investments in Affiliated Companies -- GFC has investments in 20 to 50 percent-owned companies and joint ventures and other investments in which GFC does not have effective or voting control (collectively "affiliates"). These affiliates are accounted for using the equity method. Investments in affiliated companies are initially recorded at cost, including goodwill at the acquisition date. In certain instances, GFC's cost basis may be different from its share of the affiliates' net assets. These differences are primarily attributable to loans to and from affiliates and purchase accounting adjustments. Income/expense on these loans offsets GFC's proportional share of the affiliates' earnings. The carrying amount of GFC's investments in affiliated companies is affected by GFC's share of the affiliates' undistributed earnings and losses, distributions of dividends and loan payments to or from the affiliate. See Note 6 for additional information.

     Impairment of investments in affiliated companies -- In accordance with Accounting Principles Board Opinion ("APB") No. 18, The Equity Method of Accounting for Investments in Common Stock, GFC reviews the carrying amount of its investments in affiliates annually, or whenever events or changes in circumstances indicate that a decline in value may have occurred. If an investment is determined to be impaired on an other-than-temporary basis, a loss equal to the difference between the estimated fair value of the investment and its carrying value is recorded in the period of identification.

     Inventory -- GFC has inventory that consists of railcar and locomotive repair components and marine vessel spare parts. All inventory balances are stated at lower of cost or market. Railcar repair components are valued using the average cost method. Vessel spare parts inventory is valued using the first-in, first-out method. Inventory is included in other assets on the balance sheet.

     Goodwill -- Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, established accounting and reporting standards for goodwill. Under these standards, goodwill is no longer amortized, but rather subject to an annual impairment test. GFC's impairment review is performed at the reporting unit level, which is one level below the operating segment level. GFC recognizes an impairment charge for any amount by which the carrying amount of a reporting unit's goodwill exceeds its fair value. The impairment test is performed annually in the fourth quarter or in interim periods if events or circumstances indicate a potential impairment. Fair values are estimated using a discounted cash flow model. See Note 8 for additional information.

     Maintenance and Repair Costs -- Maintenance and repair costs are expensed as incurred. Costs incurred by GFC in connection with planned major maintenance activities such as rubber linings and conversions that improve or extend the useful life of an asset are capitalized and depreciated over their estimated useful life.

     Allowance for Possible Losses -- The purpose of the allowance is to provide an estimate of credit losses with respect to gross receivables. Gross receivables include rent, direct finance leases (including leveraged leases net of nonrecourse debt), and loan receivables and direct finance lease residual values. For the purpose of discussion of the allowance for losses, gross receivables exclude direct finance lease residual values. Losses on these residual values are recognized via a charge to earnings and do not affect the allowance. GFC's estimate of the amount of provision (reversal) for losses incurred in each period requires consideration of historical loss experience, judgments about the impact of present economic conditions, collateral values, and the state of the markets in which GFC participates. GFC may also record specific provisions for known troubled accounts. GFC charges off amounts that management considers unrecoverable from obligors or the disposition of collateral. GFC assesses the recoverability of its receivables by considering several factors, including customer payment history and financial position. The allowance for possible losses is periodically reviewed for adequacy, taking into consideration changes in economic conditions, collateral values, credit quality indicators and customer-specific circumstances. GFC believes that the allowance is adequate to cover losses inherent in the gross receivables portfolio as of December 31, 2006.

     Income Taxes -- United States ("U.S.") income taxes have not been provided on the undistributed earnings of foreign subsidiaries and affiliates that GFC intends to permanently reinvest in these foreign operations. The cumulative amount of such earnings was $319.3 million at December 31, 2006. To take advantage of the one-time dividends received deduction in the American Jobs Creation Act of 2004, GFC repatriated $94.5 million of foreign earnings in 2005. See Note 13 for additional information.

     Derivatives -- SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those derivatives at fair value. GFC records the fair value of all derivatives as either other assets or other liabilities in the balance sheet. Classification of derivative activity in the statements of operations and cash flows is generally determined by the nature of the hedged item. Gains and losses on derivatives that are not accounted for as hedges are classified as other operating expenses and related cash flows are included in cash flows from operating activities.

     Instruments that meet established accounting criteria are formally designated as qualifying hedges at the inception of the contract. These criteria demonstrate that the derivative is expected to be highly effective at offsetting changes in the fair value or expected cash flows of the underlying exposure both at the inception of the hedging relationship and on an ongoing basis. GFC primarily uses derivatives, such as interest rate and currency swap agreements, Treasury rate locks, and forward sale agreements, as hedges to manage its exposure to interest rate and foreign currency exchange rate risk on existing and anticipated transactions. For qualifying derivatives designated as fair value hedges, changes in both the derivative and the hedged item attributable to the risk being hedged are recognized in earnings. For qualifying derivatives designated as cash flow hedges, the effective portion of the derivative's gain or loss is recorded as part of other comprehensive income (loss) in shareholder's equity and subsequently recognized in the income statement when the hedged transaction affects earnings. The change in fair value of the ineffective portion of all hedges is immediately recognized in earnings. For the years ended December 31, 2006, 2005, and 2004, amounts recognized in earnings for hedge ineffectiveness were immaterial. Gains and losses resulting from the early termination of derivatives designated as cash flow hedges are included in other comprehensive income (loss) and recognized in income when the original hedged transaction affects earnings. Although GFC does not hold or issue derivative financial instruments for purposes other than hedging, certain derivatives may not meet the established criteria to qualify as hedges. These derivatives are adjusted to fair value through earnings immediately. See Note 12 for further information.

     Environmental Liabilities -- Expenditures that relate to current or future operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to environmental reserves. Reserves are recorded in accordance with accounting guidelines to cover work at identified sites when GFC's liability for environmental cleanup is probable and a reasonable estimate of associated costs can be made. Adjustments to initial estimates are recorded as required. See Note 15 for additional information.

     Revenue Recognition -- Gross income includes rents on operating leases, accretion of income on direct finance leases, interest on loans, marine operating revenue, fees, asset remarketing gains and losses, gains and losses on the sale of portfolio investments and equity securities and share of affiliates' earnings. Operating lease income is recognized on a straight-line basis over the term of the underlying leases. Finance lease income is recognized on the basis of the interest method, which produces a constant yield over the term of the lease. Marine operating revenue is recognized as shipping services are performed and revenue is allocated among reporting periods based on the relative transit time in each reporting period for shipments in process at any month end. Asset remarketing income includes gains and losses from the sale of assets from GFC's portfolio as well as residual sharing fees from the sale of managed assets. Asset remarketing income is recognized upon completion of the sale of assets. Fee income, including management fees received from joint ventures, is recognized as services are performed, which may be over the period of a management contract or as contractual obligations are met.

     Marine Operating Expenses -- Marine operating expenses are categorized as either direct or indirect. Direct expenses consist primarily of crewing costs, fuel, tugs, vessel supplies, running repairs and insurance costs, and are recognized as incurred. Indirect expenses consist of repairs and maintenance, and depreciation. Indirect expenses incurred prior to the beginning of the sailing season are deferred and amortized ratably over the anticipated sailing season, generally April 1 - December 15. Indirect expenses incurred during the sailing season are recognized as incurred.

     Lease and Loan Origination Costs -- Initial direct costs of leases are deferred and amortized over the lease term, either as an adjustment to the yield for direct finance leases or on a straight-line basis for operating leases. Loan origination fees and related direct loan origination costs for a given loan are offset, and the net amount is deferred and amortized over the term of the loan as an adjustment to interest income.

     Residual Values -- GFC has investments in the residual values of its operating assets. The residual values represent the estimate of the values of the assets at the end of the lease contracts. GFC initially records these based on appraisals and estimates. Realization of the residual values is dependent on GFC's ability to market the assets under future market conditions. GFC reviews residual values periodically to determine that recorded amounts are appropriate. For finance lease investments, GFC reviews the estimated residual values of leased equipment at least annually, and any other-than-temporary declines in value are immediately charged to income. In addition to a periodic review, events or changes in circumstances may trigger an earlier review of residual values.

     Investment Securities -- GFC's portfolio includes warrants received in connection with the financing of non-public, venture-backed companies, common stock received upon the exercise of warrants and debt securities. Equity securities are classified as available-for-sale in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The securities are carried at fair value and unrealized gains and losses arising from re-measuring securities to fair value are included on an after tax basis as a separate component of accumulated other comprehensive income (loss). The Company uses specific identification as the basis to determine the amount reclassified from accumulated other comprehensive income (loss) upon sale of the securities. Under the provisions of SFAS No. 133, warrants are accounted for as derivatives, with changes in fair value recorded in current earnings. Upon conversion of the warrants to shares of common stock, the warrants are reclassified in the balance sheet as equity securities. Debt securities that management has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Interest on debt securities, including amortization of premiums and accretion of discounts, are included in interest expense, net. Debt securities are written down to fair value when a decline in fair value below the security's amortized cost basis is determined to be other-than-temporary.

     Foreign Currency Translation -- The assets and liabilities of GFC's operations having non-U.S. dollar functional currencies are translated at exchange rates in effect at year end, and statements of operations and cash flows are translated at weighted average exchange rates for the year. In accordance with SFAS No. 52, Foreign Currency Translation, gains and losses resulting from the translation of foreign currency financial statements are deferred and recorded as a separate component of accumulated other comprehensive income or loss in the shareholder's equity section of the balance sheet.

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2006, the Financial Accounting Standards Board ("FASB") issued Staff Position ("FSP") FAS 13-2, Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction. This guidance applies to all transactions classified as leveraged leases in accordance with SFAS No. 13 and provides that if the expected timing of income tax cash flows generated by a leveraged lease transaction changes, then the rate of return and the allocation of income should be recalculated which may result in a one-time, non-cash charge to earnings in the period of changed expectations. The effective date for this FSP is January 1, 2007. GFC has completed its assessment of the impact of this FSP with respect to two structured leverage lease transactions and as a result expects to record a reduction to retained earnings of approximately $15.0 million, net of taxes, effective January 1, 2007 for the cumulative effect of adopting this provision. The amount of this adjustment will be recognized as income over the remaining terms of the affected leases, 2007 to 2021. The impact on 2007 results will not be material.

     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), which is an interpretation of SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 does not prescribe a recognition threshold or measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. FIN 48 clarifies the application of SFAS No. 109 by defining criteria that an individual tax position must meet for any tax benefit to be recognized in an enterprise's financial statements. Upon adoption, any required adjustment to recorded tax benefits is recognized as an adjustment to opening retained earnings as of January 1, 2007. GFC is in the process of completing its evaluation of this interpretation, however, the application of it is not expected to be material to GFC's financial position.

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure requirements related to the use of fair value measures in financial statements. SFAS No. 157 does not modify the use of fair value measures in financial statements, but standardizes its definition and guidance in GAAP. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement based on an exchange transaction in which the entity sells an asset or transfers a liability. SFAS No. 157 establishes a fair value hierarchy from observable market data as the highest level to fair value based on an entity's own assumptions as the lowest level. The statement is effective for financial statements issued in 2008; however, earlier application is encouraged. The application of this statement is not expected to be material to the Company's financial position or results of operations.

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

     Finance leases that are financed principally with nonrecourse borrowings at lease inception and that meet certain criteria are accounted for as leveraged leases. Leveraged lease receivables are stated net of the related nonrecourse debt. Initial unearned income represents the excess of anticipated cash flows (including estimated residual values, net of the related debt service) over the original investment in the lease. The Company recognized income from leveraged leases (net of taxes) of $3.8 million, $3.8 million and $5.7 million in 2006, 2005 and 2004, respectively.

     The components of the investment in finance leases at December 31 were (in millions):


                                         LEVERAGED             DIRECT               TOTAL
                                           LEASES            FINANCING          FINANCE LEASES
                                     -----------------   -----------------   -------------------
                                       2006      2005      2006      2005      2006       2005
                                     -------   -------   -------   -------   --------   --------


Total minimum lease payments
  receivable.......................  $ 975.1   $ 991.1   $ 420.8   $ 305.8   $1,395.9   $1,296.9
Principal and interest on third-
  party nonrecourse debt...........   (846.7)   (861.5)       --        --     (846.7)    (861.5)
                                     -------   -------   -------   -------   --------   --------
Net minimum future lease
  receivable.......................    128.4     129.6     420.8     305.8      549.2      435.4
Estimated non-guaranteed residual
  value of leased assets...........     95.7      81.0      70.5      58.6      166.2      139.6
Unearned income....................    (73.1)    (72.2)   (239.7)   (189.2)    (312.8)    (261.4)
                                     -------   -------   -------   -------   --------   --------
Investment in finance leases.......    151.0     138.4     251.6     175.2      402.6      313.6
Allowance for possible losses......     (6.3)     (6.3)       --        --       (6.3)      (6.3)
Deferred taxes.....................   (107.1)   (106.3)       --        --     (107.1)    (106.3)
                                     -------   -------   -------   -------   --------   --------
Net investment.....................  $  37.6   $  25.8   $ 251.6   $ 175.2   $  289.2   $  201.0
                                     =======   =======   =======   =======   ========   ========



     Operating Leases -- Rental income from operating leases is generally reported on a straight-line basis over the term of the lease. Rental income on certain leases is based on equipment usage. Rental income from usage rents was $20.7 million, $18.3 million and $29.2 million, in 2006, 2005 and 2004, respectively.

     Minimum Future Receipts -- Minimum future lease receipts from finance leases, net of debt payments for leveraged leases, and minimum future rental receipts from noncancelable operating leases at December 31, 2006 were (in millions):


                                                   FINANCE   OPERATING
                                                    LEASES     LEASES      TOTAL
                                                   -------   ---------   --------


2007.............................................   $ 51.7    $  733.0   $  784.7
2008.............................................     39.2       561.5      600.7
2009.............................................     42.5       435.7      478.2
2010.............................................     37.1       314.3      351.4
2011.............................................     41.2       196.4      237.6
Years thereafter.................................    337.5       422.2      759.7
                                                    ------    --------   --------
                                                    $549.2    $2,663.1   $3,212.3
                                                    ======    ========   ========



     The following information pertains to GFC as a lessee:

     Capital Leases -- GFC assets that are financed with capital lease obligations and subsequently leased to customers under either operating or finance leases, or otherwise utilized in operations at December 31 were (in millions):


                                                             2006      2005
                                                           -------   -------


Railcars and other equipment.............................  $  48.0   $  92.6
Marine vessels...........................................     98.0      98.0
                                                           -------   -------
                                                             146.0     190.6
Less: allowance for depreciation.........................   (108.7)   (142.7)
                                                           -------   -------
                                                           $  37.3   $  47.9
                                                           =======   =======


     Depreciation of capital lease assets is classified as depreciation in the consolidated statement of operations. Interest expense on the above capital leases was $4.3 million, $5.3 million and $8.0 million in 2006, 2005 and 2004, respectively.

     Operating Leases -- GFC has financed railcars and other assets through sale-leasebacks that are accounted for as operating leases. A subsidiary of GFC has provided a guarantee for a portion of the residual values related to two operating leases. GFC also leases office facilities and certain related administrative assets. Operating lease expense related to these leases is included in selling, general and administrative expense. Total operating lease expense was $169.3 million, $182.9 million and $174.6 million, in 2006, 2005 and 2004, respectively. Certain operating leases provide options for GFC to renew the leases or purchase the assets at the end of the lease term. The specific terms of the renewal and purchase options vary.

     In 2005, GFC completed a sale leaseback transaction for approximately 2,900 of its railcars (net book value of $170.0 million) for net proceeds of $201.3 million. The transaction resulted in a gain of $31.3 million, which was deferred and is being amortized as a component of operating lease expense over the 21-year term of the resulting operating lease.

     Future Minimum Rental Payments -- Future minimum rental payments due under noncancelable leases at December 31, 2006 were (in millions):


                                                             RECOURSE   NONRECOURSE
                                                  CAPITAL   OPERATING    OPERATING
                                                   LEASES     LEASES       LEASES
                                                  -------   ---------   -----------


2007............................................   $ 10.0    $  127.1      $ 41.7
2008............................................      9.4       127.2        38.9
2009............................................      9.6       127.2        41.0
2010............................................      7.2       130.4        42.2
2011............................................      5.9       113.8        42.2
Years thereafter................................     30.7       802.1       314.2
                                                   ------    --------      ------
                                                     72.8    $1,427.8      $520.2
                                                             ========      ======
Less: amounts representing interest.............    (21.3)
                                                   ------
Present value of future minimum capital lease
  payments......................................   $ 51.5
                                                   ======



     The payments do not include the costs of licenses, taxes, insurance, and maintenance, for which GFC is required to pay. The amounts shown for nonrecourse operating leases primarily reflect rental payments of three bankruptcy remote, special-purpose corporations that are wholly owned by GFC. These rentals are consolidated for accounting purposes, but do not represent legal obligations of GFC.

NOTE 4.  LOANS

     Loans are recorded at the principal amount outstanding plus accrued interest. The loan portfolio, which consists primarily of equipment related loans, is reviewed regularly and a loan is classified as impaired when it is probable that GFC will be unable to collect all amounts due under the loan agreement. Since most loans are collateralized, impairment is generally measured as the amount by which the recorded investment in the loan exceeds expected repayments plus the fair value of the underlying collateral. Generally, interest income is not recognized on impaired loans until the loan has been paid up to contractually current status or conditions warrant.

     Total loans of $36.0 million and $37.3 million at December 31, 2006 and 2005, respectively, included impaired loans of $0.1 million and $8.9 million, respectively. The Company has recorded an allowance for possible losses of $0.1 million and $2.4 million on impaired loans at December 31, 2006 and 2005, respectively. The average balance of impaired loans was $4.5 million, $11.2 million and $20.9 million during 2006, 2005 and 2004, respectively. Interest income recognized related to impaired loans was $1.0 million, zero and $3.1 million in 2006, 2005 and 2004, respectively.

     At December 31, 2006, scheduled loan principal due by year was as follows (in millions):


                                                               LOAN PRINCIPAL
                                                               --------------


2007.........................................................       $14.4
2008.........................................................         4.5
2009.........................................................         4.6
2010.........................................................         3.0
2011.........................................................         4.7
Years thereafter.............................................         4.8
                                                                    -----
                                                                    $36.0
                                                                    =====



NOTE 5.  ALLOWANCE FOR POSSIBLE LOSSES

     The purpose of the allowance is to provide an estimate of credit losses inherent in its reservable assets. Reservable assets include rent and other receivables, loans and finance leases. GFC's estimate of the amount of loss incurred in each period requires consideration of historical loss experience, judgments about the impact of present economic conditions, collateral values, and the state of the markets in which GFC participates, in addition to specific losses for known troubled accounts. GFC charges off amounts that management considers unrecoverable either from obligors or through the disposition of collateral. GFC assesses the recoverability of investments by considering factors such as a customer's payment history, financial position and the value of the related collateral.

     The following summarizes changes in the allowance for possible losses at December 31 (in millions):


                                                        2006    2005    2004
                                                       -----   -----   ------


Balance at the beginning of the year.................  $12.7   $18.3   $ 38.9
Reversal of provision for losses.....................   (2.1)   (2.8)   (13.1)
Charges to allowance.................................   (1.9)   (4.7)    (8.6)
Recoveries and other.................................    0.9     1.9      1.1
                                                       -----   -----   ------
Balance at the end of the year.......................  $ 9.6   $12.7   $ 18.3
                                                       =====   =====   ======



     The reversals of provision for losses were primarily due to favorable credit experience. There were no material changes in estimation methods or assumptions for the allowance during 2006. GFC believes that the allowance is adequate to cover losses inherent in the gross receivables portfolio as of December 31, 2006. Since the allowance is based on judgments and estimates, it is possible that those judgments and estimates could change in the future, causing a corresponding change in the recorded allowance.

NOTE 6.  INVESTMENTS IN AFFILIATED COMPANIES

     Investments in affiliated companies represent investments in, and loans to and from, domestic and foreign companies and joint ventures that are in businesses similar to those of GFC, such as lease financing and related services for customers operating rail, marine and industrial equipment assets, as well as other business activities, including ventures that provide asset residual value guarantees in both domestic and foreign markets. At December 31, 2006 and 2005, these investments include net loans to affiliated companies of $0.1 million and $23.3 million, respectively, and $54.0 million and $50.7 million, respectively, of net loans from affiliated companies. Distributions received from affiliates were $74.8 million, $68.8 million and $120.1 million in 2006, 2005 and 2004, respectively.

     The following table shows GFC's investments in affiliated companies by segment at December 31 (in millions):


                                                             2006     2005
                                                            ------   ------


Rail......................................................  $109.7   $ 99.7
Specialty.................................................   182.2    184.2
                                                            ------   ------
                                                            $291.9   $283.9
                                                            ======   ======



     The table below provides detail on the five largest investments in affiliates at December 31, 2006 ($'s in millions):


                                                                             GFC'S
                                                                GFC'S     PERCENTAGE
NAME                                              SEGMENT    INVESTMENT    OWNERSHIP
----                                             ---------   ----------   ----------


AAE Cargo AG...................................  Rail           $80.6        37.5%
Cardinal Marine Investments, LLC...............  Specialty       47.5        50.0%
Clipper Fourth Ltd. ...........................  Specialty       30.3        45.0%
Rolls-Royce & Partners Finance (US) LLC........  Specialty       27.9        50.0%
Clipper Third Ltd. ............................  Specialty       26.8        50.0%


     The following table shows GFC's pre-tax share of affiliates' earnings by segment as of December 31 (in millions):


                                                         2006    2005    2004
                                                        -----   -----   -----


Rail..................................................  $22.7   $13.7   $16.6
Specialty.............................................   53.4    60.0    37.5
                                                        -----   -----   -----
                                                        $76.1   $73.7   $54.1
                                                        =====   =====   =====



     Operating results for all affiliated companies held at December 31, assuming GFC held a 100% interest, would be (in millions):


                                                       2006     2005     2004
                                                      ------   ------   ------


Revenues............................................  $559.2   $540.6   $449.1
Pre-tax income reported by affiliates...............   191.7    186.6    102.4


     Summarized balance sheet data for all affiliated companies held at December 31, assuming GFC held a 100% interest, would be (in millions):


                                                            2006       2005
                                                          --------   --------


Total assets............................................  $3,464.3   $3,331.7
Long-term liabilities...................................   2,345.0    2,306.1
Other liabilities.......................................     369.8      380.1
Shareholder's equity....................................     749.5      645.5


     At December 31, 2006 and 2005, GFC provided $24.2 million and $27.3 million, respectively, in lease and loan payment guarantees and $62.0 million and $87.5 million, respectively, in residual value guarantees related to affiliated companies.

NOTE 7.  VARIABLE INTEREST ENTITIES

     GFC has ownership interests in certain investments that are considered Variable Interest Entities ("VIEs") in accordance with FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities ("FIN 46(R)"). GFC does not believe it is the primary beneficiary with respect to any of the VIEs. As a result, GFC does not consolidate these entities. These entities are generally involved in railcar and equipment leasing activities. The nature of GFC's involvement with these entities primarily consists of equity investments and leveraged leases, which were acquired or entered into between 1994 and 2005. GFC continues to evaluate new investments for the application of FIN 46(R) and regularly reviews all existing VIE's in connection with any reconsideration events as defined in FIN 46(R) that may result in GFC becoming the primary beneficiary. GFC's maximum exposure to loss with respect to these VIEs is approximately $191.8 million of which $167.5 million was the aggregate carrying value of these investments recorded on the balance sheet at December 31, 2006.

NOTE 8.  GOODWILL

     Goodwill was $92.8 million and $86.0 million as of December 31, 2006 and 2005, respectively. In accordance with SFAS No. 142, an annual review for impairment of goodwill was performed in the fourth quarter of 2006 and 2005. GFC's impairment review consists of two steps and is performed at the reporting unit level, which is one level below an operating segment. The first step compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, the goodwill of the reporting unit is considered not impaired. If the carrying amount of the reporting unit exceeds its fair value, an additional step is performed that compares the implied fair value of the reporting unit's goodwill (as defined in SFAS No. 142) with the carrying amount of the goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.

     Reporting units were determined based on the composition of GFC's operating segments, taking into consideration whether the operating segments consisted of more than one business and, if so, whether the businesses operated in different economic environments. Goodwill resulting from each business combination was assigned to the same reporting unit that the assets and liabilities of the acquired businesses were assigned to. Fair values of the reporting units were estimated using discounted cash flow models. The key assumptions used in the discounted cash flow models included projected cash flow periods ranging from five to ten years; estimated terminal values; growth rates ranging from 2% to 8%; and discount rates ranging from 5% to 11%, which were based on the Company's cost of capital adjusted for the risk associated with the operations. GFC's reviews for 2006 and 2005 indicated there was no impairment of goodwill.

     The following reflects the changes in the carrying value of goodwill, all of which pertains to Rail, for the periods of December 31, 2004 to December 31, 2006 (in millions):



Balance at December 31, 2004.....................................  $93.9
Foreign currency translation adjustment..........................   (7.9)
                                                                   -----
Balance at December 31, 2005.....................................   86.0
Foreign currency translation adjustment..........................    6.8
                                                                   -----
Balance at December 31, 2006.....................................  $92.8
                                                                   =====



NOTE 9.  INVESTMENT SECURITIES

     The following table summarizes GFC's investment securities as of December 31 (in millions):


                                                              2006    2005
                                                             -----   -----


Available-for-sale securities..............................  $ 0.7   $ 3.6
Held-to-maturity securities................................   41.6    37.6
Warrants...................................................    1.2     1.1
                                                             -----   -----
                                                             $43.5   $42.3
                                                             =====   =====



     Proceeds from sales of available-for-sale securities totaled $7.2 million in 2006, $9.3 million in 2005, and $7.1 million in 2004. The held-to-maturity securities at December 31, 2006 are scheduled to mature in January 2007.

NOTE 10.  OTHER ASSETS AND OTHER LIABILITIES

     The following table summarizes the components of other assets reported on the consolidated balance sheets (in millions):


                                                              DECEMBER 31
                                                            ---------------
                                                             2006     2005
                                                            ------   ------


Investment securities.....................................  $ 43.5   $ 42.3
Other investments.........................................    17.9     31.8
Fair value of derivatives.................................     1.9      7.2
Deferred financing costs..................................    30.2     33.5
Prepaid items.............................................    15.4     16.3
Office furniture, fixtures and other equipment, net of
  accumulated depreciation................................     4.6      4.8
Inventory.................................................    31.9     23.6
Other.....................................................     6.5      6.5
                                                            ------   ------
                                                            $151.9   $166.0
                                                            ======   ======



     The following table summarizes the components of other liabilities reported on the consolidated balance sheets (in millions):


                                                              DECEMBER 31
                                                            ---------------
                                                             2006     2005
                                                            ------   ------


Accrued operating lease expense...........................  $113.3   $129.8
Environmental reserves....................................    34.4     34.8
Deferred gain on sale-leaseback...........................    30.8     32.7
Fair value of derivatives.................................    11.0     12.5
Other.....................................................    59.8     48.8
                                                            ------   ------
                                                            $249.3   $258.6
                                                            ======   ======



NOTE 11.  DEBT

COMMERCIAL PAPER AND BANK CREDIT FACILITIES


                                                              DECEMBER 31
                                                             -------------
                                                              2006    2005
                                                             -----   -----
                                                              IN MILLIONS


Balance....................................................  $22.4   $57.0
Weighted average interest rate.............................   4.15%   4.42%

RECOURSE AND NONRECOURSE DEBT OBLIGATIONS

     Debt obligations and the range of interest rates as of year end were ($ in millions):


                                                                           DECEMBER 31
                                                                       -------------------
VARIABLE RATE                        INTEREST RATES   FINAL MATURITY     2006       2005
-------------                        --------------   --------------   --------   --------


Term notes and other obligations...   3.74% - 6.14%     2007 - 2013    $  204.8   $  900.8
Nonrecourse obligations............   5.49% - 6.50%     2007 - 2015         1.9       35.4
                                                                       --------   --------
                                                                          206.7      936.2
FIXED RATE
Term notes and other obligations...   3.45% - 8.88%     2007 - 2016     1,684.0    1,514.6
Nonrecourse obligations............           8.30%            2007         0.8        2.3
                                                                       --------   --------
                                                                        1,684.8    1,516.9
                                                                       --------   --------
                                                                       $1,891.5   $2,453.1
                                                                       ========   ========



     Maturities of GFC's recourse and nonrecourse debt obligations as of December 31, 2006, were as follows (in millions):


                                                TERM NOTES
                                                 AND OTHER   NONRECOURSE     TOTAL
                                                ----------   -----------   --------


2007..........................................   $   58.4        $2.7      $   61.1
2008..........................................      206.8          --         206.8
2009..........................................      386.9          --         386.9
2010..........................................      254.9          --         254.9
2011..........................................      220.9          --         220.9
Thereafter....................................      762.9          --         762.9
                                                 --------        ----      --------
  Sub-total...................................    1,890.8         2.7       1,893.5
Fair value of debt derivatives................       (2.0)         --          (2.0)
                                                 --------        ----      --------
  Total debt..................................   $1,888.8        $2.7      $1,891.5
                                                 ========        ====      ========



     Interest paid for continuing operations, which consists of interest on debt obligations, interest rate swaps (net of interest received) and capital lease interest, was $122.6 million, $112.4 million and $134.0 million for 2006, 2005 and 2004, respectively.

     At December 31, 2006, debt securities, railcars and other equipment with a net carrying value of $22.2 million were pledged as collateral for $18.0 million of notes and obligations. Capital lease obligations were $51.5 million and $62.5 million at December 31, 2006 and 2005, respectively.

     GFC has a shelf registration for $1.0 billion of debt securities and pass through certificates of which, at December 31, 2006, a total of $696.5 million of senior unsecured notes had been issued. GFC also has a $525.0 million senior unsecured revolving facility which matures in June 2010. At December 31, 2006, availability under the revolving credit facility was $510.4 million, with $14.6 million of letters of credit issued and backed by the facility. The revolving credit facility contains various restrictive covenants, including requirements to maintain a defined net worth, a fixed charge coverage ratio and an asset coverage test. The facility was amended in December 2006 to add GATX as a guarantor of GFC's obligations under the facility and also to change the financial covenants contained therein such that they are based on GATX's financial statements rather than GFC's. GFC also has revolving lines of credit totaling $36.5 million in Europe. At December 31, 2006, availability under the revolving lines of credit was $14.2 million.

     The net worth of GATX at December 31, 2006 was $1.2 billion, which was in excess of the minimum net worth requirement of $800 million. Additionally, the ratio of earnings to fixed charges, as defined in the credit facility, was

2.0x for the period ended December 31, 2006, in excess of the minimum covenant ratio of 1.2x. At December 31, 2006, GATX and GFC were in compliance with all covenants and conditions of the credit facility. Annual commitment fees for the revolving credit facility are based on a percentage of the commitment and were approximately $0.7 million, $1.0 million and $1.2 million for 2006, 2005 and 2004, respectively.

     The indentures for GFC's public debt also contain restrictive covenants, including limitations on loans, advances or investments in related parties (including GATX), and dividends it may distribute to GATX. Some of the indentures also contain limitation on lien provisions that limit the amount of secured indebtedness that GFC may incur, subject to several exceptions, including those permitting an unlimited amount of purchase money indebtedness and nonrecourse indebtedness. In addition to the other specified exceptions, GFC would be able to incur liens securing a maximum of $821.8 million of additional indebtedness as of December 31, 2006 based on the most restrictive limitation on liens provision. At December 31, 2006, GFC was in compliance with all covenants and conditions of the indentures.

     The covenants in the indentures effectively limit the ability of GFC to transfer funds to GATX in the form of loans, advances or dividends. At December 31, 2006, the maximum amount that GFC could transfer to GATX without violating its financial covenants was $887.2 million, implying that $546.5 million of subsidiary net assets were restricted. Restricted net assets are defined as the GFC's equity, less intercompany receivables from GATX, less the amount that could be transferred to GATX.

     A subsidiary's bank financing contains leverage and cash flow covenants that are specific to that subsidiary. Another subsidiary's financing, guaranteed by GFC and GATX, contains various restrictive covenants, including requirements for GATX to maintain a defined net worth and a fixed charge coverage ratio, both of which are less restrictive than the requirements of the credit facility.

     GFC does not anticipate any covenant violation in the credit facility, bank financings, indenture, or other financings, nor does it anticipate that any of these covenants will restrict its operations or its ability to procure additional financing.

NOTE 12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     GFC may enter into derivative transactions for purposes of reducing earnings volatility and hedging specific financial exposures, including movements in foreign currency exchange rates and changes in interest rates on debt securities. These instruments are entered into only for hedging underlying exposures. GFC does not hold or issue derivative financial instruments for purposes other than hedging, except for warrants, which are not hedges. Certain derivatives may not meet the established criteria to be designated qualifying accounting hedges, even though GFC believes they are effective economic hedges.

     Fair Value Hedges -- GFC uses interest rate swaps to convert fixed rate debt to floating rate debt and to manage the fixed to floating rate mix of its debt obligations. The fair value of interest rate swap agreements is determined based on the differences between the contractual rate of interest and the rates currently quoted for agreements of similar terms and maturities. As of December 31, 2006, maturities for fair value hedges range from 2009-2015.

     Cash Flow Hedges -- GFC's interest expense is affected by changes in interest rates as a result of its use of variable rate debt instruments, including commercial paper and other floating rate debt. GFC uses interest rate swaps and forward starting interest rate swaps to convert floating rate debt to fixed rate debt and to manage the floating to fixed rate ratio of the debt portfolio. The fair value of interest rate swap agreements is determined based on the differences between the contractual rate of interest and the rates currently quoted for agreements of similar terms and maturities. GFC enters into cross currency and interest rate swaps, currency and interest rate forwards, and Treasury rate locks as hedges to manage its exposure to interest rate and foreign currency exchange rate risk on existing and anticipated transactions. The fair values of these derivatives are based on interest rate swap rates, Treasury and LIBOR futures, currency rates, and forward foreign exchange rates. As of December 31, 2006, maturities for qualifying cash flow hedges range from 2007-2015.

     During 2006, GFC reclassified $0.1 million of net losses on a derivative instrument from accumulated other comprehensive income to earnings in conjunction with the termination of a cash flow hedge resulting from the prepayment of the hedged debt. As of December 31, 2006, GFC expects to reclassify $0.8 million of net losses on derivative instruments from accumulated other comprehensive income to earnings within the next twelve months when expenses related to the hedged debt and lease payments affect earnings.

     Other Financial Instruments -- The fair value of other financial instruments represents the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of cash and cash equivalents, restricted cash, rent receivables, accounts payable, commercial paper and bank credit facilities approximate fair value due to the short maturity of those instruments. The carrying amounts of held-to-maturity securities, which are variable rate, and variable rate loans also approximate their fair values. Available-for-sale securities and warrants are carried at fair value. The fair value of fixed rate loans was estimated using discounted cash flow analyses, at interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The fair value of variable and fixed rate debt was estimated by performing a discounted cash flow calculation using the term and market interest rate for each note based on an estimate of GFC's current incremental borrowing rates for similar borrowing arrangements.

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

     The following table sets forth the carrying amounts and fair values of GFC's financial instruments as of December 31 (in millions):


                                    2006       2006       2006       2005       2005       2005
                                  NOTIONAL   CARRYING     FAIR     NOTIONAL   CARRYING     FAIR
                                   AMOUNT     AMOUNT      VALUE     AMOUNT     AMOUNT      VALUE
                                  --------   --------   --------   --------   --------   --------


ASSETS
Loans -- fixed..................      n/a    $   16.5   $   15.4       n/a    $   16.2   $   13.9
Investment securities...........      n/a        43.5       43.5       n/a        42.3       42.3
Derivative instruments:
  Cash flow hedges..............   $ 30.8         0.5        0.5    $282.2         3.5        3.5
  Fair value hedges.............     70.0         1.4        1.4     288.5         3.3        3.3
  Non-qualifying................       --          --         --      23.1         0.4        0.4
                                   ------    --------   --------    ------    --------   --------
Total derivative instruments....    100.8         1.9        1.9     593.8         7.2        7.2
                                   ------    --------   --------    ------    --------   --------
                                   $100.8    $   61.9   $   60.8    $593.8    $   65.7   $   63.4
                                   ======    ========   ========    ======    ========   ========

LIABILITIES
Commercial paper and bank credit
  facilities....................      n/a    $   22.4   $   22.4       n/a    $   57.0   $   57.0
Debt -- fixed...................      n/a     1,934.1    2,085.8       n/a     1,816.9    1,964.6
Debt -- variable................      n/a       206.7      207.1       n/a       936.2      935.7
Derivative instruments:
  Cash flow hedges..............   $183.1         5.0        5.0    $233.3         9.4        9.4
  Fair value hedges.............    185.0         3.1        3.1     303.9         1.6        1.6
  Non-qualifying................     23.0         2.9        2.9      23.8         1.5        1.5
                                   ------    --------   --------    ------    --------   --------
Total derivative instruments....    391.1        11.0       11.0     561.0        12.5       12.5
                                   ------    --------   --------    ------    --------   --------
                                   $391.1    $2,174.2   $2,326.3    $561.0    $2,822.6   $2,969.8
                                   ======    ========   ========    ======    ========   ========



     In the event that a counterparty fails to meet the terms of the interest rate swap agreement or a foreign exchange contract, GFC's exposure is limited to the fair value of the swap if in GFC's favor. GFC manages the credit risk of counterparties by dealing only with institutions that the Company considers financially sound and by avoiding concentrations of risk with a single counterparty. GFC considers the risk of non-performance by a counterparty to be remote.

     For the years ended December 31, 2006, 2005 and 2004, (losses) gain of $(1.1) million, $2.1 million and $(3.8) million, respectively, were recognized in earnings for derivatives that did not qualify as hedges. The decrease in notional amounts outstanding from 2005 was primarily related to the termination of derivatives in connection with the sale of Air.

NOTE 13.  INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. U.S. income taxes have not been provided on the undistributed earnings of foreign subsidiaries and affiliates that GFC intends to permanently reinvest in these foreign operations. The cumulative amount of such earnings was $319.3 million at December 31, 2006.

     In prior years, GATX assumed a portion of GFC's deferred tax liability in exchange for cash payments received from GFC. GATX contributed an amount equal to the aggregate of cash received to GFC in exchange for shares of preferred stock which are currently outstanding. Subsequently, GFC reacquired a portion of these deferred taxes and at December 31, 2006, the remaining balance assumed by GATX was $78.9 million, which is shown as a deferred tax adjustment in the table below.

     Significant components of GFC's deferred tax liabilities and assets were (in millions):


                                                              DECEMBER 31
                                                            ---------------
                                                             2006     2005
                                                            ------   ------


DEFERRED TAX LIABILITIES
Book/tax basis difference due to depreciation.............  $389.3   $374.2
Leveraged leases, continued operations....................   107.1    106.3
Investments in affiliated companies.......................   102.0    107.2
Lease accounting (other than leveraged)...................   204.7    197.9
Other.....................................................    33.1     47.1
                                                            ------   ------
Total deferred tax liabilities............................   836.2    832.7
DEFERRED TAX ASSETS
Accruals not currently deductible for tax purposes........    34.3     47.6
Allowance for possible losses.............................     3.8      5.0
Other.....................................................    24.2     35.5
                                                            ------   ------
Total deferred tax assets.................................    62.3     88.1
Deferred Tax Adjustments..................................    78.9     78.9
                                                            ------   ------
Net deferred tax liabilities..............................  $695.0   $665.7
                                                            ======   ======



     GFC and its U.S. subsidiaries are included in the consolidated federal income tax return of GATX. Income taxes are allocated based on GFC's contribution to the consolidated tax position.

     The components of income from continuing operations before income taxes consisted of (in millions):


                                                       YEAR ENDED DECEMBER 31
                                                      ------------------------
                                                       2006     2005     2004
                                                      ------   ------   ------


Domestic............................................  $201.3   $167.7   $246.2
Foreign.............................................   116.7     98.8     68.7
                                                      ------   ------   ------
                                                      $318.0   $266.5   $314.9
                                                      ======   ======   ======


     Income taxes for continuing operations consisted of (in millions):


                                                       YEAR ENDED DECEMBER 31
                                                      ------------------------
                                                       2006     2005     2004
                                                      ------   ------   ------


CURRENT
Domestic:
  Federal...........................................  $  3.8   $   --   $(30.6)
  State and local...................................     0.6      0.3      3.7
                                                      ------   ------   ------
                                                         4.4      0.3    (26.9)
Foreign.............................................    15.2     25.6     14.7
                                                      ------   ------   ------
                                                        19.6     25.9    (12.2)
DEFERRED
Domestic:
  Federal...........................................    67.5     55.2    113.3
  State and local...................................     7.4      6.0     11.7
                                                      ------   ------   ------
                                                        74.9     61.2    125.0
Foreign.............................................    12.9      3.0      1.2
                                                      ------   ------   ------
                                                        87.8     64.2    126.2
Repatriated foreign earnings........................      --      9.9       --
                                                      ------   ------   ------
Income taxes........................................  $107.4   $100.0   $114.0
                                                      ======   ======   ======
Income taxes paid (recovered).......................  $ 16.1   $ 15.6   $(70.3)
                                                      ======   ======   ======



     The reasons for the difference between GFC's effective income tax rate and the federal statutory income tax rate were (in millions):


                                                       YEAR ENDED DECEMBER 31
                                                      ------------------------
                                                       2006     2005     2004
                                                      ------   ------   ------


Income taxes at federal statutory rate..............  $111.3   $ 93.3   $110.2
Adjust for effect of:
  U.S. Tax on foreign earnings......................     3.1      9.9      0.6
  Foreign income tax rates..........................    (7.6)    (6.7)    (3.0)
  Tax rate decrease on deferred taxes...............    (5.9)      --     (2.4)
  Extraterritorial income exclusion.................    (0.5)    (0.5)    (1.4)
  State income taxes................................     5.2      4.2      9.9
  Other.............................................     1.8     (0.2)     0.1
                                                      ------   ------   ------
Income tax provision................................  $107.4   $100.0   $114.0
                                                      ======   ======   ======
Effective income tax rate...........................    33.8%    37.5%    36.2%
                                                      ======   ======   ======



     During 2005, GFC repatriated $94.5 million of foreign earnings, pursuant to the special one-time dividends received deduction provided by the American Jobs Creation Act of 2004, at a tax cost of $9.9 million. The tax cost includes federal and state income taxes on the taxable portion of the dividends and related non-deductible costs, and foreign withholding taxes.

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

     The tax rate decreases on deferred taxes recorded in 2006 and in 2004 are the result of changes in foreign income tax rates enacted in those years.

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

     U.S. income tax returns have been audited through 1997 and all issues through that period have been settled with the IRS. During 2006, the IRS substantially completed its audit of the Company's income tax returns for the years 1998 though 2002. As part of this audit, the Company has entered the IRS appeals process to address one remaining issue related to a structured lease transaction. GFC believes that its tax position related to this issue was proper based upon applicable statutes, regulations and case law. GFC believes that this issue may ultimately be litigated. Additionally during 2006, the IRS began its examination of the Company's U.S. income tax returns for the period 2003 through 2005. The Company expects this audit to be completed during 2008. Certain of the Company's subsidiaries are also under audits for various periods in various state and foreign jurisdictions. The Company believes its reserves established for potential assessments, including potential interest and penalties with respect to the open issue noted above, and other open tax issues are reasonable. Once established, reserves are adjusted only when circumstances, including final resolution of an issue, require.

NOTE 14.  PENSION AND OTHER POST-RETIREMENT BENEFITS

     GFC participates in pension plans sponsored by GATX that cover substantially all employees. Benefits payable under the pension plans are based on years of services and/or final average salary. In addition, GFC employees participate in GATX's other post-retirement plans that provide health care, life insurance and other benefits for certain retired domestic employees who meet established criteria. Most domestic employees are eligible for health care and life insurance benefits if they retire from GATX with immediate benefits under the GATX pension plan.

     Periodic costs pertaining to the GATX plans are allocated to GFC on the basis of payroll costs with respect to normal cost and on the basis of actuarial determinations for prior service cost. Allocated costs for continuing operations for 2006, 2005 and 2004 were $3.7 million, $2.8 million and $2.4 million, respectively. The previous amounts include amounts allocated each year to discontinued operations, all of which were immaterial. Plan benefit obligations, plan assets, and the components of net periodic costs for individual subsidiaries of GATX, including GFC, have not been determined.

NOTE 15.  CONCENTRATIONS, COMMITMENTS AND OTHER CONTINGENCIES

CONCENTRATIONS

     Concentration of Revenues -- GFC's revenues are derived from a wide range of industries and companies. Approximately 21% of total revenues are generated from customers in the chemical industry, 20% are derived from the petroleum industry, and 12% are derived from each of the transportation industry and food/agricultural industry. GFC's foreign identifiable revenues include fully consolidated railcar operations in Canada, Mexico, Poland, Austria and Germany. The Company did not derive revenues in excess of 10% of consolidated revenues from any one foreign country for any of the years ended December 31, 2006, 2005 and 2004.

     Concentration of Credit Risk -- Under its lease agreements with lessees, GFC retains legal ownership of the asset except where such assets have been financed by sale-leasebacks. For most loan financings to customers, the loan is collateralized by specifically related equipment. GFC performs credit evaluations prior to approval of a lease or loan contract. Subsequently, the creditworthiness of the customer and the value of the collateral are monitored on an ongoing basis. GFC maintains an allowance for possible losses to provide for credit losses inherent in its reservable assets portfolio. The Company did not derive revenues in excess of 10% of consolidated revenues from any one customer for any of the years ended December 31, 2006, 2005 and 2004.

     Concentration of Labor Force -- 56% of GFC employees were covered by union contracts at December 31, 2006. The shipboard personnel at ASC belong to the United Steelworkers of America ("USWA"), the American Maritime Officers ("AMO") and the Seafarers International Union ("SIU"), as the case may be. During 2006, ASC and the unions agreed on new contract terms, resulting in agreements with the SIU and AMO that are effective until 2011 and an agreement with the AMO that is effective until 2009. The hourly employees at Rail U.S. service centers belong to the USWA. In February 2007, agreement was reached on a new contract that will be in effect through February 2010.

COMMITMENTS

     Unconditional Purchase Obligations -- At December 31, 2006, GFC's unconditional purchase obligations of $522.3 million were primarily for railcars to be acquired during the period of 2007 through 2009.

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

     The following table shows GFC's commercial commitments for continuing operations (in millions):


                                                              DECEMBER 31
                                                            ---------------
                                                             2006     2005
                                                            ------   ------


Affiliate guarantees......................................  $ 24.2   $ 27.3
Asset residual value guarantees...........................   144.5    368.6
Lease payment guarantees..................................    20.8     21.6
Loan payment guarantee -- GATX convertible debt...........   249.3    300.0
Other guarantees..........................................    77.8     77.8
                                                            ------   ------
  Total guarantees........................................   516.6    795.3
Standby letters of credit and bonds.......................    15.8     23.0
                                                            ------   ------
                                                            $532.4   $818.3
                                                            ======   ======



     At December 31, 2006, the maximum potential amount of guarantees under which GFC could be required to perform was $516.6 million. The related carrying value of the guarantees on the balance sheet, including deferred revenue primarily associated with residual value guarantees entered into prior to the effective date of FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, was a liability of $6.7 million. The expirations of these guarantees range from 2007 to 2017.

     Subsequent to December 31, 2006, GFC provided a guarantee for future lease payments under a lease agreement assumed by the buyer of the Air business. The guarantee covers lease payments totaling $52.4 million payable during the years 2007 -- 2019.

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

     Lease payment guarantees represent GFC's guarantees to financial institutions of finance and operating lease payments of unrelated parties in exchange for a fee.

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

     GFC and its subsidiaries are also parties to standing letters of credit and bonds primarily related to workers' compensation and general liability insurance overages. No material claims have been made against these obligations. At December 31, 2006, management does not expect any material losses to result from these off balance sheet instruments since performance is not expected to be required.

OTHER CONTINGENCIES

     Environmental -- The Company's operations are subject to extensive federal, state and local environmental regulations. GFC's operating procedures include practices to protect the environment from the risks inherent in railcar leasing, which frequently involve transporting chemicals and other hazardous materials. Additionally, some of GFC's land holdings, including previously owned properties, are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in discharges onto the property. As a result, GFC is subject to environmental cleanup and enforcement actions. In particular, the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), also known as the Superfund law, as well as similar state laws, generally impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. If there are other potentially responsible parties ("PRPs"), GFC generally participates in the cleanup of these sites through cost-sharing agreements with terms that vary from site to site. Costs are typically allocated based on the relative volumetric contribution of material, the amount of time the site was owned or operated, and/or the portion of the total site owned or operated by each PRP. GFC has been notified that it is a PRP, among many PRPs, for study and cleanup costs at one Superfund site for which investigation and remediation payments are yet to be determined.

     At the time a potential environmental issue is identified, initial reserves for environmental liability are established when such liability is probable and a reasonable estimate of associated costs can be made. Costs are estimated based on the type and level of investigation and/or remediation activities that our internal environmental staff (and where appropriate, independent consultants) have determined to be necessary to comply with applicable laws and regulations. Activities include initial site surveys and environmental studies of potentially contaminated sites as well as costs for remediation and restoration of sites determined to be contaminated. In addition, GFC has provided indemnities for potential environmental liabilities to buyers of divested companies. In these instances, reserves are based on the scope and duration of the respective indemnities together with the extent of known contamination. Estimates are periodically reviewed and adjusted as required to reflect additional information about facility or site characteristics or changes in regulatory requirements. GFC conducts an ongoing environmental contingency analysis, which considers a combination of factors including independent consulting reports, site visits, legal reviews, analysis of the likelihood of participation in and the ability of other PRPs to pay for cleanup, and historical trend analyses. GFC does not believe that a liability exists for known environmental risks beyond what has been provided for in its environmental reserves.

     GFC is involved in administrative and judicial proceedings and other voluntary and mandatory cleanup efforts at 12 sites, including the Superfund site, at which it is participating in the study or cleanup, or both, of alleged environmental contamination. The Company recognized a net reversal of environmental expense in 2006 of $0.4 million, resulting primarily from the favorable resolution of a foreign environmental matter and recognized net expense in 2004 of $13.3 million, consisting primarily of a $15.5 million charge for a sold property. GFC did not recognize any environmental expense in 2005. GFC paid $0.6 million, $2.3 million and $1.4 million during 2006, 2005 and 2004, respectively, for mandatory and unasserted claims cleanup efforts, including amounts expended under federal and state voluntary cleanup programs. GFC has recorded liabilities for remediation and restoration of all known sites of $34.4 million at December 31, 2006, compared with $34.8 million at December 31, 2005. These amounts are included in other liabilities on GFC's balance sheet. GFC's environmental liabilities are not discounted. GFC anticipates that the majority of the accrued costs at December 31, 2006, will be paid over the next five years and no individual site is considered to be material.

     The Company did not materially change its methodology for identifying and calculating environmental liabilities in the three years presented. There are currently no known trends, demands, commitments, events or uncertainties that are reasonably likely to occur and materially affect the methodology or assumptions described above.

     Recorded liabilities include GFC's best estimates of all costs for remediation and restoration of affected sites, without reduction for anticipated recoveries from third parties, and include both asserted and unasserted claims However, GFC's total cleanup costs at these sites cannot be predicted with certainty due to various factors such as the extent of corrective actions that may be required; evolving environmental laws and regulations; advances in environmental technology, the extent of other parties' participation in cleanup efforts; developments in ongoing environmental analyses related to sites determined to be contaminated, and developments in environmental surveys and studies of potentially contaminated sites. As a result, future charges for environmental liabilities could have a significant effect on results of operations in a particular quarter or fiscal year as individual site studies and remediation and restoration efforts proceed or as new sites arise. However, management believes it is unlikely any identified matters, either individually or in the aggregate, will have a material adverse effect on GFC's financial position or liquidity.

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

     Several of the Company's subsidiaries have also been named as defendants or co-defendants in cases alleging injury relating to asbestos. In these cases, the plaintiffs seek an unspecified amount of damages based on common law, statutory or premises liability or, in the case of ASC, the Jones Act, which makes limited remedies available to certain maritime employees. In addition, demand has been made against the Company under a limited indemnity given in connection with the sale of a subsidiary by the purchaser for asbestos-related claims filed against the former subsidiary. As of February 15, 2007, there were 1,295 asbestos-related cases pending against the Company's subsidiaries or the former subsidiary where the Company has provided a limited indemnity. Out of the total number of pending cases, 1,190 are Jones Act claims, which were primarily filed against ASC prior to the year 2000. During 2006, 124 new asbestos-related cases were filed and 112 cases were dismissed or settled. During 2005, 22 new cases were filed and 46 cases were dismissed or settled. For this two-year period, the aggregate amount paid to settle asbestos-related cases filed against the Company's subsidiaries and the former subsidiary was less than $185,000. It is possible that the number of these cases could begin to grow and that the cost of these cases, including costs to defend, could correspondingly increase in the future.

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

NOTE 16.  RELATED PARTY TRANSACTIONS

     Interest income on advances to GATX, which is included in gross income was $22.9 million in 2006, $26.0 million in 2005 and $23.2 million in 2004. These advances have no maturity date. Interest income on advances to GATX is based on an interest rate that is adjusted annually in accordance with an estimate of applicable rates. As of December 31, 2006, GFC made a non-cash distribution to GATX of $487.9 million, representing the full amount of the advances to GATX.

     GATX Corporation allocates to GFC an estimate of various corporate costs incurred on its behalf. These costs include direct expenses that are clearly applicable to GFC as well as an allocation of expenses that relate to administration and support activities performed at the corporate office. Directly attributable expenses include occupancy, insurance, pension, other post-retirement benefits, employee group insurance, savings plan benefits and share based compensation. These expenses are allocated based on specific identification if available, or otherwise readily available measures such as square footage for occupancy or headcount for employee related programs. Administration and support includes services such as information technology, human resources, employee benefits, risk management, legal, and tax. Generally, these amounts are allocated based on an estimate of corporate resources utilized by GFC. The method of allocation in these instances may vary depending on the services provided, and may include a proportional method, incremental cost method or other methodology as applicable. The total amounts allocated to GFC for 2006, 2005 and 2004 were $27.8 million, $20.7 million and $26.2 million, respectively. The Company's management believes this allocation methodology to be reasonable.

NOTE 17.  ACCUMULATED OTHER COMPREHENSIVE INCOME

     The change in components for accumulated other comprehensive income are as follows (in millions):


                                            FOREIGN     UNREALIZED    UNREALIZED
                                            CURRENCY       GAIN        LOSS ON
                                          TRANSLATION    (LOSS) ON    DERIVATIVE
                                          GAIN (LOSS)   SECURITIES   INSTRUMENTS    TOTAL
                                          -----------   ----------   -----------   ------


Balance at December 31, 2003............     $ 13.3        $ 1.7        $(42.5)    $(27.5)
  Change in component...................       55.5          1.1          (1.9)      54.7
  Reclassification adjustments into
     earnings...........................         --          2.5          (0.2)       2.3
  Income tax effect.....................         --         (1.4)          0.5       (0.9)
                                             ------        -----        ------     ------
Balance at December 31, 2004............       68.8          3.9         (44.1)      28.6
  Change in component...................      (38.0)        (0.6)         18.7      (19.9)
  Reclassification adjustments into
     earnings...........................        0.7         (4.4)          3.2       (0.5)
  Income tax effect.....................         --          1.9          (8.1)      (6.2)
                                             ------        -----        ------     ------
Balance at December 31, 2005............       31.5          0.8         (30.3)       2.0
  Change in component...................       33.1         (0.9)          7.2       39.4
  Reclassification adjustments into
     earnings...........................         --         (1.0)          2.2        1.2
  Income tax effect.....................         --          0.7          (1.2)      (0.5)
                                             ------        -----        ------     ------
Balance at December 31, 2006............     $ 64.6        $(0.4)       $(22.1)    $ 42.1
                                             ======        =====        ======     ======


NOTE 18.  DISCONTINUED OPERATIONS

     In 2006, GFC agreed to sell the majority of its aircraft leasing business to Macquarie Aircraft Leasing Limited ("MALL"). The sale was completed in two stages: the sale of the wholly owned aircraft closed on November 30, 2006, and the sale of the partnered aircraft closed on January 17, 2007. Separately in 2006, GFC sold 26 wholly owned and partnered aircraft and its interest in Pembroke Group, a 50% owned aircraft leasing affiliate. These events resulted in the disposition of GFC's aircraft leasing operation (formerly the "Air" segment). Accordingly, Air has been segregated and classified as discontinued operations for all periods presented.

     In 2004, GFC completed the sale of the assets of its former Technology segment ("Technology") with $291.5 million of related nonrecourse debt assumed by the acquirer. Financial data for Technology has also been segregated and reported as discontinued operations for all periods presented.

     The following table summarizes certain operating data for discontinued operations, for all periods presented (in millions):


                                                      2006      2005     2004
                                                     ------   -------   ------


Revenues...........................................  $133.5   $ 133.9   $206.6
(Loss) income before taxes.........................    (8.9)   (198.7)    22.9
Income (loss) from operations, net of taxes........    32.1      (0.5)    21.4
Loss on disposal of segment, net of taxes..........   (70.9)   (119.4)    (7.2)
                                                     ------   -------   ------
  Net (loss) income from discontinued operations...  $(38.8)  $(119.9)  $ 14.2
                                                     ======   =======   ======



     The following tables summarize the components of discontinued operations reported on the consolidated statements of cash flows (in millions):


                                                      2006      2005      2004
                                                    --------   ------   -------


OPERATING ACTIVITIES
  Net cash provided by operating activities.......  $   91.4   $ 97.0   $ 131.7
INVESTING ACTIVITIES
Portfolio investments and capital additions.......     (94.2)   (17.3)   (353.8)
Proceeds from disposal of segment.................   1,307.5      9.1     256.2
Proceeds from other investing activities..........      50.0     90.9     137.4
                                                    --------   ------   -------
  Net cash provided by investing activities.......   1,263.3     82.7      39.8
FINANCING ACTIVITIES
  Net proceeds from issuance of debt..............        --       --     183.8
Repayments of debt (original maturities longer
  than 90 days)...................................    (796.0)   (82.4)   (239.3)
                                                    --------   ------   -------
  Net cash used in financing activities...........    (796.0)   (82.4)    (55.5)
                                                    --------   ------   -------
CASH PROVIDED BY DISCONTINUED OPERATIONS, NET.....  $  558.7   $ 97.3   $ 116.0
                                                    ========   ======   =======



     GFC's loss on disposals of wholly owned and partnered aircraft was comprised of $60.3 million ($70.9 million after tax) of losses realized on dispositions in 2006 and impairment charges of $196.4 million ($119.4 million after tax) recorded in 2005. Taxes associated with the disposals include an estimated expense of $37.2 million related to the recapture of previously deducted foreign losses related to GFC's interests in certain foreign affiliates.

     Results of discontinued operations reflect directly attributable revenues, ownership, operating, interest and SG&A expenses and income taxes. Results also reflect intercompany allocations for interest and certain SG&A expenses. Interest expense allocated was $16.4 million, $26.7 million and $21.0 million for 2006, 2005 and 2004, respectively. Interest was allocated consistent with GFC's risk adjusted approach for continuing operations. SG&A allocated was $6.1 million, $6.9 million and $12.1 million for 2006, 2005 and 2004, respectively. SG&A was allocated based on management's best estimate and judgment of the direct cost of support services provided to discontinued operations and amounts allocated approximate the amounts expected to be eliminated from continuing operations.

NOTE 19.  FOREIGN OPERATIONS

     GFC has a number of investments in subsidiaries and affiliated companies that are located in or derive revenues from various foreign countries. GFC's foreign identifiable assets include investments in affiliated companies as well as fully consolidated railcar operations in Canada, Mexico, Poland, Austria and Germany, and foreign leases, loans and other investments. Foreign entities contribute significantly to GFC's share of affiliates' earnings. Revenues and identifiable assets are determined to be foreign or U.S. based upon location of the customer; classification of affiliates' earnings as foreign or domestic is made based on the office location of the affiliate.

     The Company did not derive revenues in excess of 10% of consolidated revenues from continuing operations from any one foreign country for the years ended December 31, 2006, 2005 and 2004. No foreign country represented more than 10% of GFC's identifiable assets from continuing operations at December 31, 2006 or 2004. At December 31, 2005, 11.2% of the Company's identifiable assets were in Canada.

     The table below presents certain GFC data for continuing operations (in millions):


                                                   YEAR ENDED OR AT DECEMBER 31
                                                  ------------------------------
                                                    2006       2005       2004
                                                  --------   --------   --------


REVENUES
Foreign.........................................  $  253.8   $  215.2   $  206.0
United States...................................     922.1      838.3      863.3
                                                  --------   --------   --------
                                                  $1,175.9   $1,053.5   $1,069.3
                                                  ========   ========   ========
SHARE OF AFFILIATES' EARNINGS
Foreign.........................................  $   64.2   $   62.1   $   42.1
United States...................................      11.9       11.6       12.0
                                                  --------   --------   --------
                                                  $   76.1   $   73.7   $   54.1
                                                  ========   ========   ========
IDENTIFIABLE BALANCE SHEET ASSETS
Foreign.........................................  $1,614.6   $1,465.8   $1,186.4
United States...................................   2,726.2    2,353.2    2,657.6
                                                  --------   --------   --------
                                                  $4,340.8   $3,819.0   $3,844.0
                                                  ========   ========   ========



     Foreign generated cash flows are used to meet local operating needs and for reinvestment. For non-U.S. dollar functional currency entities, the translation of the financial statements into U.S. dollars results in an unrealized foreign currency translation adjustment, which is a component of accumulated other comprehensive income.

NOTE 20.  FINANCIAL DATA OF BUSINESS SEGMENTS

     The financial data presented below conforms to SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, and depicts the profitability, financial position and capital expenditures of each of GFC's continuing business segments.

     GFC leases, manages, operates, and invests in long-lived, widely used assets in the rail, marine and industrial equipment markets. Headquartered in Chicago, Illinois, GFC has three financial reporting segments: Rail, Specialty and ASC.

     Rail is principally engaged in leasing tank and freight railcars and locomotives. Rail primarily provides railcars pursuant to full-service leases, under which it maintains the railcars, pays ad valorem taxes and insurance, and provides other ancillary services. Rail also offers net leases for railcars and most of its locomotives, in which case the lessee is responsible for maintenance, insurance and taxes.

     The Specialty portfolio consists primarily of leases, affiliate investments, loans and interests in residual values involving a variety of underlying asset types, including marine vessels, aircraft, rail, industrial and other equipment. The portfolio provides recurring lease and interest income and uneven periodic income primarily related to the remarketing of assets.

     ASC operates a fleet of self-unloading marine vessels on the Great Lakes and is exclusively engaged in the waterborne transportation of dry bulk commodities.

     Segment profit is an internal performance measure used by the Chief Executive Officer to assess the performance of each segment in a given period. Segment profit includes all revenues, including affiliate earnings, attributable to the segments, as well as ownership and operating costs that management believes are directly associated with the maintenance or operation of the revenue earning assets. Operating costs include maintenance costs, marine operating costs, asset impairment charges and other operating costs such as litigation, provisions for losses, environmental costs, and asset storage costs. Segment profit excludes selling, general and administrative expenses, income taxes and certain other amounts not allocated to the segments.

     GFC allocates debt balances and related interest expense to each operating segment based upon a fixed recourse leverage level expressed as a ratio of recourse debt (including off balance sheet debt) to equity. In 2006, the Company revised its recourse leverage ratio levels for its segments to better align segment leverage with the Parent Company's consolidated leverage. The revised levels for Rail, Specialty and ASC are 4:1, 3:1 and 1.5:1, respectively. Management believes this leverage and interest expense allocation methodology provides a reasonable approximation of each operating segment's risk-adjusted financial return. Historical financial information has been restated and all periods presented reflect the revised leverage levels.

     In previous periods ASC was included in Other. As a result of its increased asset base and income contribution, ASC is now a reportable segment. Also in previous periods, SG&A expenses and income taxes were included in the measure of segment performance. All information in the following tables has been restated accordingly.

     The following tables present certain segment data for the years ended December 31, 2006, 2005 and 2004 (in millions):


                                                                                             GFC
                                            RAIL      SPECIALTY      ASC      OTHER     CONSOLIDATED
                                          --------    ---------    ------    -------    ------------


2006 PROFITABILITY
REVENUES
  Lease income..........................  $  780.0      $ 42.0     $  4.2    $    --      $  826.2
  Marine operating income...............        --          --      205.6         --         205.6
  Asset remarketing income..............      19.7        27.9         --         --          47.6
  Other income..........................      60.6        12.4         --       23.5          96.5
                                          --------      ------     ------    -------      --------
TOTAL REVENUES..........................     860.3        82.3      209.8       23.5       1,175.9
Share of affiliates' earnings...........      22.7        53.4         --         --          76.1
                                          --------      ------     ------    -------      --------
TOTAL GROSS INCOME......................     883.0       135.7      209.8       23.5       1,252.0
  Depreciation..........................     146.1         7.0       10.2         --         163.3
  Interest expense, net.................      98.6        16.9        8.1      (14.7)        108.9
  Operating lease expense...............     163.0         3.9         --       (0.3)        166.6
                                          --------      ------     ------    -------      --------
TOTAL OWNERSHIP COSTS...................     407.7        27.8       18.3      (15.0)        438.8
Other operating costs...................     227.4         9.0      160.9       (0.2)        397.1
                                          --------      ------     ------    -------      --------
SEGMENT PROFIT..........................     247.9        98.9       30.6       38.7         416.1
SG&A....................................                                                      98.1
                                                                                          --------
Income from continuing operations before
  taxes.................................                                                     318.0
Income taxes............................                                                     107.4
                                                                                          --------
Income from continuing operations.......                                                     210.6
                                                                                          ========
SELECTED BALANCE SHEET DATA
Investments in affiliated companies.....     109.7       182.2         --         --         291.9
Identifiable assets.....................   3,365.6       491.9      299.6      183.7       4,340.8

CAPITAL EXPENDITURES
Portfolio investments and capital
  additions.............................     533.6        94.1      127.7         --         755.4

2005 PROFITABILITY
REVENUES
  Lease income..........................  $  729.4      $ 31.4     $  2.4    $    --      $  763.2
  Marine operating income...............        --          --      135.7         --         135.7
  Asset remarketing income..............      13.3        28.1         --         --          41.4
  Other income..........................      65.5        20.8        0.2       26.7         113.2
                                          --------      ------     ------    -------      --------
TOTAL REVENUES..........................     808.2        80.3      138.3       26.7       1,053.5
Share of affiliates' earnings...........      13.7        60.0         --         --          73.7
                                          --------      ------     ------    -------      --------
TOTAL GROSS INCOME......................     821.9       140.3      138.3       26.7       1,127.2
  Depreciation..........................     132.1         4.2        6.5         --         142.8
  Interest expense, net.................      77.9        16.8        5.1      (14.7)         85.1
  Operating lease expense...............     176.2         4.1         --       (0.3)        180.0
                                          --------      ------     ------    -------      --------
TOTAL OWNERSHIP COSTS...................     386.2        25.1       11.6      (15.0)        407.9
Other operating costs...................     234.2         9.1      108.9       12.1         364.3
                                          --------      ------     ------    -------      --------
SEGMENT PROFIT..........................     201.5       106.1       17.8       29.6         355.0
SG&A....................................                                                      88.5
                                                                                          --------
Income from continuing operations before
  taxes.................................                                                     266.5
Income taxes............................                                                     100.0
                                                                                          --------
Income from continuing operations.......                                                     166.5
                                                                                          ========
SELECTED BALANCE SHEET DATA
Investments in affiliated companies.....      99.7       184.2         --         --         283.9
Identifiable assets.....................   2,719.4       455.5      162.9      481.2       3,819.0

CAPITAL EXPENDITURES
Portfolio investments and capital
  additions.............................     402.9        92.6        3.2         --         498.7

                                                                                             GFC
                                            RAIL      SPECIALTY      ASC      OTHER     CONSOLIDATED
                                          --------    ---------    ------    -------    ------------


2004 PROFITABILITY
REVENUES
  Lease income..........................  $  659.5      $ 29.8     $   --    $    --      $  689.3
  Marine operating income...............        --          --      110.9         --         110.9
  Asset remarketing income..............       8.1        25.0         --        0.1          33.2
  Other income..........................      62.3        29.8        0.9      142.9         235.9
                                          --------      ------     ------    -------      --------
TOTAL REVENUES..........................     729.9        84.6      111.8      143.0       1,069.3
Share of affiliates' earnings...........      16.6        37.5         --         --          54.1
                                          --------      ------     ------    -------      --------
TOTAL GROSS INCOME......................     746.5       122.1      111.8      143.0       1,123.4
  Depreciation..........................     124.2         4.2        6.5         --         134.9
  Interest expense, net.................      77.0        23.9        5.1       (0.4)        105.6
  Operating lease expense...............     166.0         4.1         --       (0.3)        169.8
                                          --------      ------     ------    -------      --------
TOTAL OWNERSHIP COSTS...................     367.2        32.2       11.6       (0.7)        410.3
Other operating costs...................     219.8        (1.9)      87.9        1.9         307.7
                                          --------      ------     ------    -------      --------
SEGMENT PROFIT..........................     159.5        91.8       12.3      141.8         405.4
SG&A....................................                                                      90.5
                                                                                          --------
Income from continuing operations before
  taxes.................................                                                     314.9
Income taxes............................                                                     114.0
                                                                                          --------
Income from continuing operations.......                                                     200.9
                                                                                          ========
SELECTED BALANCE SHEET DATA
Investments in affiliated companies.....     102.5       167.4         --         --         269.9
Identifiable assets.....................   2,721.2       505.5      144.3      473.0       3,844.0

CAPITAL EXPENDITURES
Portfolio investments and capital
  additions.............................     489.9        22.7       20.6         --         533.2



--------

   (a) Other income included a $68.1 million gain from the sale of an idle property and $48.4 million of insurance recoveries related to a prior litigation matter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A.  CONTROLS AND PROCEDURES.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of GATX Financial Corporation

     We have audited management's assessment, included in the accompanying Management's Report Regarding the Effectiveness of Internal Control and Procedures, that GATX Financial Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). GATX Financial Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

     In our opinion, management's assessment that GATX Financial Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, GATX Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholder's equity, cash flows, and comprehensive income for each of the three years in the period ended December 31, 2006 of GATX Financial Corporation and our report dated March 1, 2007 expressed an unqualified opinion thereon.

                                  /s/ Ernst & Young LLP

Chicago, Illinois
March 1, 2007

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     No change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15 (f) and 15d-15(f)) occurred during the fiscal quarter ended December 31, 2006 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

     None.

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

     Not required.

ITEM 11.  EXECUTIVE COMPENSATION.

     Not required.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
          STOCKHOLDER MATTERS.

     Not required.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

     Not required.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

     Not required.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

     (a) 1.  Financial Statements


                                                               PAGE
                                                               ----


Documents Filed as Part of this Report:
Report of Independent Registered Public Accounting Firm with
  respect to the consolidated financial statements...........   35
Consolidated Balance Sheets -- December 31, 2006 and 2005....   36
Consolidated Statements of Income -- Years Ended December 31,
  2006, 2005, and 2004.......................................   37
Consolidated Statements of Cash Flows -- Years Ended December
  31, 2006, 2005, and 2004...................................   38
Consolidated Statements of Changes in Shareholder's
  Equity -- December 31, 2006, 2005 and 2004.................   39
Consolidated Statements of Comprehensive Income -- Years
  Ended December 31, 2006, 2005, and 2004....................   40
Notes to Consolidated Financial Statements...................   41
Report of Independent Registered Public Accounting Firm with
  respect to management's assessment of internal controls....   69

          2. Financial Statement Schedules:

             All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and, therefore, have been omitted.

          3. Exhibits. See the Exhibit Index included herewith and incorporated by reference hereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GATX FINANCIAL CORPORATION
                                                      (Registrant)

                                                 /s/ Brian A. Kenney
                                         ---------------------------------------
                                                     Brian A. Kenney
                                                   Chairman, President,
                                           Chief Executive Officer and Director
                                                      March 2, 2007

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.



    /s/ Brian A. Kenney                    Chairman, President,            March 2, 2007
-------------------------------    Chief Executive Officer and Director
        Brian A. Kenney                (Principal Executive Officer)
                                              Vice President               March 2, 2007
    /s/ Robert C. Lyons            Chief Financial Officer and Director
-------------------------------        (Principal Financial Officer)
        Robert C. Lyons
                                      Vice President, Controller and       March 2, 2007
   /s/ William M. Muckian                Chief Accounting Officer
-------------------------------       (Principal Accounting Officer)
       William M. Muckian

                                  EXHIBIT INDEX



   EXHIBIT
   NUMBER                             EXHIBIT DESCRIPTION                              PAGE
   -------                            -------------------                              ----


FILED WITH THIS REPORT:
2.2            Supplemental Agreement dated as of November 30, 2006 between GATX
               Financial Corporation and Macquarie Aircraft Leasing Limited.
2.3            Second Supplemental Agreement dated as of January 17, 2007 between GATX Financial Corporation and Macquarie Aircraft Leasing
               Limited.
2.4            Third Supplemental Agreement dated as of January 29, 2007 between
               GATX Financial Corporation and Macquarie Aircraft Leasing
               Limited.
2.5            Fourth Supplemental Agreement dated as of January 31, 2007 between GATX Financial Corporation and Macquarie Aircraft Leasing
               Limited.
2.6            Fifth Supplemental Agreement dated as of February 6, 2007 between
               GATX Financial Corporation and Macquarie Aircraft Leasing
               Limited.
10.23          Amendment No. 1 to the Amended and Restated Five Year Credit
               Agreement dated as of December 11, 2006 between GATX Financial
               Corporation, the lenders listed therein, and Citicorp USA, Inc., as Administrative Agent.
12             Statement regarding computation of ratios of earnings to fixed      103
               charges.
23             Consent of Ernst & Young LLP, Independent Registered Public         105
               Accounting Firm.
31.1           Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule      106
               15d-14(a) (CEO Certification).
31.2           Certification Pursuant to Exchange Act Rule 13a-14(a) and Rule      107
               15d-14(a) (CFO Certification).
32             Certification Pursuant to 18 U.S.C. Section 1350 (CEO and CFO       108
               Certification).
INCORPORATED BY REFERENCE:
2.1            Sale and Purchase Agreement dated as of September 28, 2006 between GATX Financial Corporation and Macquarie Aircraft Leasing
               Limited is incorporated herein by reference to Exhibit 10 to
               GFC's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006, file number 1-2328.
4A.            Indenture dated July 31, 1989 between GATX Capital Corporation and The Chase Manhattan Bank is incorporated herein by reference to Exhibit 4(a) to GATX Capital Corporation's Form S-3, file number 33-30300.
4B.            Supplemental Indenture dated as of December 18, 1991 between GATX
               Capital Corporation and The Chase Manhattan Bank is incorporated herein by reference to Exhibit 4(b) to GATX Capital Corporation's
               Form S-3, file number 33-64474.
4C.            Second Supplemental Indenture dated as of January 2, 1996 between
               GATX Capital Corporation and The Chase Manhattan Bank is
               incorporated herein by reference to Exhibit 4.3 to GATX Capital
               Corporation's Form 8-K dated October 15, 1997, file number 1-
               8319.
4D.            Third Supplemental Indenture dated as of October 14, 1997 between
               GATX Capital Corporation and The Chase Manhattan Bank is
               incorporated herein by reference to Exhibit 4.4 to GATX Capital
               Corporation's Form 8-K dated October 15, 1997, file number 1-
               8319.
4E.            Indenture dated as of October 1, 1987 between General American
               Transportation Corporation and The Chase Manhattan Bank (National
               Association) is incorporated herein by reference to General
               American Transportation Corporation's Form S-3, file number 33-
               17692.
4F.            First Supplemental Indenture dated as of May 15, 1988 between
               General American Transportation Corporation and The Chase
               Manhattan Bank is incorporated herein by reference to General
               American Transportation Corporation's Form 10-Q for the quarterly period ended June 30, 1988, file number 2-54754.
4G.            Second Supplemental Indenture dated as of March 15, 1990 between
               General American Transportation Corporation and The Chase
               Manhattan Bank is incorporated herein by reference to General
               American Transportation Corporation's Form 8-K dated March 15,
               1990, file number 2-54754.

   EXHIBIT
   NUMBER                             EXHIBIT DESCRIPTION                              PAGE
   -------                            -------------------                              ----

4H.            Third Supplemental Indenture dated as of June 15, 1990 between
               General American Transportation Corporation and The Chase
               Manhattan Bank is incorporated herein by reference to General
               American Transportation Corporation's Form 8-K dated June 29,
               1990, file number 2-54754.
4I.            Fourth Supplemental Indenture dated as of June 15, 1996 between
               General American Transportation Corporation and the Chase
               Manhattan Bank is incorporated herein by reference to Exhibit 4.1 to General American Transportation's Form 8-K dated January 26,
               1996, file number 2-54754.
4J.            Indenture dated as of November 1, 2003 between GATX Financial
               Corporation and JP Morgan Chase Bank is incorporated herein by reference to Exhibit 4Q to GATX Financial Corporation's Annual
               Report on Form 10-K for the fiscal year ended December 31, 2003, file number 1-8319.
4L.            Indenture dated as of August 15, 2003 between GATX Corporation,
               GATX Financial Corporation and JP Morgan Chase Bank, is incorporated herein by reference to Exhibit 4.3 to Form S-3 dated
               November 13, 2003, file number 33-110451.
10A.           Amended and Restated Five Year Credit Agreement dated as of June
               27, 2005 between GATX Financial Corporation, the lenders listed therein, and Citicorp USA, Inc., as Administrative Agent is incorporated herein by reference to GATX Financial Corporation's
               Form 8-K dated June 27, 2005, file number 1-8319.
99B.           Certain instruments evidencing long-term indebtedness of GATX
               Financial Corporation are not being filed as exhibits to this Report because the total amount of securities authorized under any such instrument does not exceed 10% of GATX Corporation's total assets. GATX Corporation will furnish copies of any such instruments upon request of the Securities and Exchange
               Commission.